Form 10-Q
period 2018-06-30
Thunder Bridge Acquisition Ltd
filed 2018-08-10
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38531

THUNDER BRIDGE ACQUISITION, LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9912 Georgetown Pike Suite D203 Great Falls, Virginia	22066
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 431-0507

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 10, 2018, there were 25,800,000 shares of the Company’s Class A ordinary shares, par value $0.0001(the “Class A Shares”) and 6,450,000 of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

THUNDER BRIDGE ACQUISITION, LTD.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and Cash Equivalents	$1,171,169	$25,817
Prepaid expenses	131,773	-
Total current assets	1,302,942	25,817
Cash and Marketable Securities held in Trust Account	260,616,051	-
Deferred offering costs	-	150,513
Total assets	$261,918,993	$176,330

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$273,727	$-
Promissory note payable	-	156,600
Total current liabilities	273,727	156,600
Deferred underwriting fee payable	9,690,000	-
Total Liabilities	9,963,727	156,600

Ordinary shares subject to possible redemption, 24,451,016 at redemption value	246,955,263	-

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,348,984 shares issued and outstanding (excluding 24,451,016 shares subject to possible redemption)	135	-

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,450,000 and 6,468,750 shares issued and outstanding	645	647

Additional paid in capital	5,009,141	24,353

Accumulated deficit	(9,918)	(5,270)
Total Shareholder’s Equity	5,000,003	19,730
	$261,918,993	$176,330

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2018	For the six months ended June 30, 2018

Formation costs and other operating expenses	$(40,639)	$(40,699)
Loss from operations	(40,639)	(40,699)
Interest income	6,369	6,369
Unrealized gains on marketable securities	29,682	29,682
Net loss	$(4,588)	$(4,648)

Weighted average shares outstanding, basic and diluted	6,596,299	6,523,554

Loss available to ordinary shares:
Basic and diluted	$(0.01)	$(0.01)

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2017	-	-	6,468,750	647	24,353	(5,270)	19,730

Sale of 22,500,000 Units, net of underwriting discount and offering expenses	22,500,000	2,250			211,922,934	-	211,925,184
Sale of 8,500,000 Private Placement Warrants	-	-	-	-	8,500,000	-	8,500,000
Exercise of Underwriters’ Unit Purchase Option for sale of 3,300,000 units, net of underwriting discount	3,300,000	330	-	-	31,184,670	-	31,185,000
Sale of 330,000 Private Placement Warrants	-	-	-	-	330,000	-	330,000
Forfeiture of Class B ordinary shares	-	-	(18,750)	(2)	2	-	-
Ordinary shares subject to possible redemption	(24,451,016)	(2,445)			(246,952,818)	-	(246,955,263)
Net loss (unaudited)	-	-	-	-	-	(4,648)	(4,648)
Balance - June 30, 2018	1,348,984	$135	6,450,000	$645	$5,009,141	$(9,918)	$5,000,003

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended June 30, 2018

Cash flow from operating activities:
Net loss	$(4,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Interest earned in Trust Account	(6,369)
Unrealized gain on marketable securities held in Trust Account	(29,682)
Prepaid expenses	(131,773)
Accounts payable	169,414
Net cash used in operating activities	(3,058)

Cash flows from investing activities:
Investment of cash in Trust Account	(260,580,000)
Net cash used in investing activities	(260,580,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,500,000
Proceeds from sale of Private Placement Warrants	8,830,000
Proceeds from promissory note	121,000
Repayment of promissory note	(277,600)
Payment of deferred offering costs	(444,990)
Net cash provided by financing activities	261,728,410
Net change in cash and cash equivalents	1,145,352
Cash and cash equivalents at the beginning of the period	25,817
Cash and cash equivalents at the end of the period	$1,171,169

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$9,690,000
Initial value of ordinary shares subject to redemption	$246,959,715
Change in value of ordinary shares subject to redemption	$(4,425)

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 — Organization and Plan of Business Operations

Thunder Bridge Acquisition, Ltd. (the “Company”) was incorporated as a Cayman Islands exempted company on September 18, 2017. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

The period from September 18, 2018 (inception) through June 21, 2018 related to the Company’s formation and its initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

The registration statement for the Company’s Public Offering was declared effective on June 18, 2018. On June 21, 2018, the Company consummated the Public Offering of 22,500,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), generating gross proceeds of $225,000,000, which is described in Note 3.

Simultaneously with the closing of the Public Offering, the Company consummated the sale of 8,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to Thunder Bridge Acquisition, LLC (the “Sponsor”) and Cantor Fitzgerald & Company (“Cantor”), generating gross proceeds of $8,500,000, which is described in Note 4.

Following the closing of the Public Offering on June 21, 2018, an amount of $227,500,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On June 28, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 3,300,000 Units at a price of $10.00 per Unit generating gross proceeds of $33,000,000, and consummated a private sale of an additional 330,000 private placement warrants to the Sponsor, generating gross proceeds of $330,000. Following the closing, an additional $33,330,000 of proceeds was placed in the Trust Account.

Transaction costs amounted to $14,889,816, consisting of $4,500,000 of underwriting fees, $9,690,000 of deferred underwriting fees (see Note 6) and $699,816 of other costs. In addition, $1,169,015 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 — Organization and Plan of Business Operations (continued)

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer, in either case at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares. In connection with any shareholder vote required to approve any Business Combination, the Sponsor and any other shareholder of the Company prior to the consummation of the Public Offer Sponsor (collectively with the Sponsor, the “Initial Shareholders”) and the Company’s directors and officers will agree (i) to vote any of their respective Ordinary Shares (as defined below) in favor of the initial Business Combination and (ii) not to redeem any of their Ordinary Shares in connection therewith.

The NASDAQ rules require that the Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any Deferred Commissions (as defined below) and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the Business Combination.

The Company will have until December 21, 2019 to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within 18 months of the closing of Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the 18-month time period.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 2 — Significant Accounting Policies (continued)

Stock Dividend

On June 18, 2018, the Company’s pricing committee of the board of directors approved a stock dividend of 718,750 Class B Ordinary Shares (“Stock Dividend”). The par values of the ordinary and preferred shares were not adjusted as a result of the Stock Dividend. All references to ordinary shares, warrants to purchase ordinary shares, share data, per share data, and related information contained in the financial statements have been retroactively adjusted to reflect this Stock Dividend for all periods presented.

Cash and Marketable Securities held in Trust Account:

The amounts initially deposited in the Trust Account represent proceeds from the Public Offering and the Private Placement totaling $260,580,000, of which $260,537,199 was invested in United States treasury obligations with original maturities of six months or less. The remaining $42,801 of proceeds were held in cash. These assets can only be used by the Company in connection with the consummation of an initial Business Combination.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates, and those differences could be material.

Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with US GAAP, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three and six months ended June 30, 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three and six months ended June 30, 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares, since the exercise of the warrants and shares is contingent on the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 2 — Significant Accounting Policies (continued)

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the three months ended June 30, 2018	For the six months ended June 30, 2018

Net loss	$(4,588)	$(4,648)
Less: Income attributable to ordinary shares subject to possible redemption	(36,051)	(36,051)

Net loss available to ordinary shares	$(40,639)	$(40,699)

Basic and diluted weighted average number of shares	6,596,299	6,523,554

Basic and diluted loss available to ordinary shares	$(0.01)	$(0.01)

Ordinary shares subject to possible redemption

 The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, ordinary shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the financial statement date that are directly related to the Public Offering. Offering costs amounting to $14,889,816 were charged to stockholders’ equity upon the completion of the Public Offering.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 2 — Significant Accounting Policies (continued)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the financial statements.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of June 30, 2018 through the date that the financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 3 — Public Offering

Pursuant to the Public Offering, the Company sold 25,800,000 units at a purchase price of $10.00 per Unit, including the underwriter over-allotment of 3,300,000 units. Each Unit consists of one share of Class A ordinary shares and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 (see Note 7).

Note 4 — Private Placement

Simultaneously with the Public Offering, the Sponsor and Cantor purchased an aggregate of 8,830,000 Private Placement Warrants at $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,830,000. Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at an exercise price of $11.50. The proceeds from the Private Placement Warrants were added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants: (i) will not be redeemable by the Company; (ii) may be exercised for cash or on a cashless basis, so long as they are held by the Sponsor, Cantor or any of their permitted transferees and (iii) are (including the ordinary shares issuable upon exercise of the Private Placement Warrants) entitled to registration rights. Additionally, the Sponsor and Cantor have agreed not to transfer, assign or sell any of the Private Placement Warrants, including the Class A Shares issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of the Business Combination. In addition, for as long as the Private Placement Warrants are held by Cantor or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement for the Public Offering.

Note 5 — Related Party Transactions

Founder Shares

On September 20, 2017, an aggregate 5,750,000 Class B Shares (the “Founder Shares”) were sold to the Sponsor at a price of approximately $0.004 per share, for an aggregate price of $25,000 and the original share issued was surrendered by the Sponsor. On June 18, 2018, the Company effectuated a 1.125 for 1 dividend of its ordinary shares resulting in an aggregate of 6,468,750 founder shares issued and outstanding. This number included an aggregate of up to 843,750 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full by the Underwriters in order to maintain the Shareholders’ ownership at 20% of the issued and outstanding Ordinary Shares upon completion of the Public Offering. As a result of the underwriters’ not exercising the over-allotment in full, 18,750 Class B ordinary shares were forfeited.

Private Placement Warrants

The Sponsor and Cantor purchased an aggregate of 8,830,000 Private Placement Warrants at $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,830,000 from the Company.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on June 20, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 5 — Related Party Transactions (continued)

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. There were no loans outstanding as of June 30, 2018.

Note 6 — Commitments

Registration Rights

Pursuant to a registration rights agreement entered into on June 21, 2018, the holders of the Founder Shares, Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Public Offering, or $4,500,000. In addition, the underwriters are entitled to a deferred underwriting discount of 3.5% of the $225,000,000 gross proceeds of the Public Offering and 5.5% on the $33,000,000 of the overallotment gross proceeds, or $9,960,000. The deferred commission was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.

Share Purchase Agreement

A member of the Sponsor agreed to enter into a contingent forward purchase contract with the Company, pursuant to which such member would purchase, in a private placement to occur concurrently with the consummation of a Business Combination, 5,000,000 Units (the “Forward Units”) for gross proceeds of $50,000,000 on substantially the same terms as the sale of Units in Public Offering. The funds from the sale of Forward Units will be used as part of the consideration to the sellers in a Business Combination; any excess funds from this private placement will be used for the working capital needs of the post-transaction company. This agreement is independent of the percentage of stockholders electing to redeem their Public Shares and may provide the Company with a minimum funding level for a Business Combination. The contingent forward purchase contract is subject to conditions, including that the member consents to the Company’s Business Combination. The member granting its consent to the Business Combination is entirely within such member’s sole discretion. Accordingly, if it does not consent to the Business Combination, it will not be obligated to purchase the Forward Units. Provided that such member consents to the Company’s Business Combination, the Company has also agreed to provide such member with a right of first refusal to provide up to 51% of any necessary debt financing in connection with the Company’s Business Combination and to act as lead agent and arranger in connection thereto.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Ordinary Shares and could have anti-takeover effects.

At June 30, 2018, there were no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 Class A Shares, with a par value of $0.0001 each, and 20,000,000 Class B ordinary shares, with a par value of $0.0001 each (the “Class B Shares” and, together with the Class A Shares, the “Ordinary Shares”). Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share; provided that only holders of the Class B Shares have the right to vote on the election of directors prior to the Business Combination. The Class B Shares will automatically convert into Class A Shares at the time of the Business Combination, on a one-for-one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Business Combination, the ratio at which the Class B Shares shall convert into Class A Shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Shares issuable upon conversion of all Class B Shares will equal, in the aggregate, 20% of the sum of all Ordinary Shares outstanding upon completion of the Public Offering plus all Class A Shares and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any Ordinary Shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination, any Private Placement-equivalent Warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company or any securities issued pursuant to the Forward Purchase Contract. Holders of Founder Shares may also elect to convert their Class B Shares into an equal number of Class A Shares, subject to adjustment as provided above, at any time.

At June 30, 2018, there were 1,348,984 Class A Shares issued and outstanding, (excluding 24,451,016 Class A shares subject to possible redemption), and there were 6,450,000 Class B Shares issued and outstanding.

Founder Shares

On September 20, 2017, an aggregate of 5,750,000 Class B Shares (the “Founder Shares”) were sold to the Sponsor at a price of approximately $0.004 per share, for an aggregate price of $25,000 and the original share issued was surrendered by the Sponsor. On June 18, 2018, we effectuated a 1.125 for 1 dividend of our ordinary shares resulting in an aggregate of 6,468,750 Founder Shares issued and outstanding. This number included an aggregate of up to 843,750 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full by the Underwriters in order to maintain the Initial Shareholders’ ownership at 20% of the issued and outstanding Ordinary Shares upon completion of the Public Offering. As a result of the underwriters’ not exercising the over-allotment in full, 18,750 Class B ordinary shares were forfeited. The Founder Shares are identical to the Class A Shares included in the Units sold in the Public Offering, except (i) that only holders of the Class B Shares have the right to vote on the election of directors prior to the Business Combination., (ii) the Founder Shares are subject to certain transfer restrictions described below and (iii) the Founder Shares are convertible into Class A Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein. The Founder Shares may not be transferred, assigned or sold until the earlier of (i) one year after the completion of the Business Combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the Business Combination that results in all of the Public Shareholders having the right to exchange their Class A Shares for cash, securities or other property.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 7 — Shareholders’ Equity (continued)

Notwithstanding the foregoing, if the last sale price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Warrants

No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time during the exercise period;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

●	If, and only if, there is a current registration statement in effect with respect to the shares of Class A ordinary shares underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

At June 30, 2018 there were 25,800,000 public warrants and 8,830,000 private placement warrants outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer Thunder Bridge Acquisition, Ltd. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

The Company is a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination (pursuant to a the forward purchase contract the Company entered into with a member of the Sponsor or backstop agreements we may enter into in connection with our initial Business Combination), our shares, debt or a combination of cash, stock and debt.

The issuance of additional ordinary shares in a business combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if the Company issues debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	the Company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	the Company’s inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	the Company’s inability to pay dividends on our ordinary shares;

●	using a substantial portion of the Company’s cash flow to pay principal and interest on the Company’s debt, which will reduce the funds available for dividends on the Company’s ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on the Company’s flexibility in planning for and reacting to changes in the Company’s business and in the industry in which the Company operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on the Company’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of the Company’s strategy and other purposes and other disadvantages compared to the Company’s competitors who have less debt.

As indicated in the accompanying financial statements, at June 30, 2018 we had $1,171,169 in cash outside of the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the three and six months ended June 30, 2018, we had a net loss of $4,588 and $4,648, and a loss from operations of $40,699 and $40,639, respectively. Our entire activity through June 30, 2018, consisted of formation and preparation for the Public Offering and since the Public Offering, the search for a target business with which to consummate an initial Business Combination, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of the Public Offering on June 21, 2018, our normal operating costs included costs associated with our search for a target business, costs associated with our governance and public reporting, and state franchise taxes.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only sources of liquidity were an initial purchase of Founder Shares for $25,000 by the Sponsor, and a total of $277,600 of loans and advances by the Sponsor.

On June 21, 2018, we consummated our Public Offering in which we sold 22,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $225,000,000 before underwriting fees and expenses. The Sponsor and Cantor purchased 8,500,000 Placement Warrants at a price of $1.00 per Placement Warrant in a Private Placement that occurred simultaneously with the Public Offering.

On June 28, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 3,300,000 Units at a price of $10.00 per Unit, and the Company consummated a private sale of an additional 330,000 private placement warrants to the Sponsor, generating gross proceeds of $330,000.

In connection with the Public Offering, we incurred offering costs of $14,889,816 (including an underwriting fee of $4,500,000 and deferred underwriting commissions of $9,690,000). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering. A total of $260,580,000 of the net proceeds from the Public Offering and the Private Placement were deposited in the Trust Account established for the benefit of our public stockholders.

As of June 30, 2018, we have available to us $1,171,169 of cash on our balance sheet. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes its initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from its trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor.

We expect that we have sufficient resources subsequent to our Public Offering to fund our operations through December 21, 2019. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing to complete our business combination if our forward purchase agreements are not consummated or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At June 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Underwriter was paid a cash underwriting fee of 2% of gross proceeds of the Public Offering, excluding any amounts raised pursuant to the overallotment option, or $4,500,000. In addition, the Underwriter is entitled to aggregate deferred underwriting commissions of $9,690,000 consisting of (i) 3.5% of the gross proceeds of the Public Offering, excluding any amounts raised pursuant to the overallotment option, and (ii) 5.5% of the gross proceeds of the Units sold in the Public Offering pursuant to the overallotment option. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net Gain (Loss) Per Ordinary Share

 Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended June 30, 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three and six months ended June 30, 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the three months ended June 30, 2018	For the six months ended June 30, 2018

Net loss	$(4,588)	$(4,648)
Less: Income attributable to ordinary shares subject to possible redemption	(36,051)	(36,051)

Net loss available to ordinary shares	$(40,639)	$(40,699)

Basic and diluted weighted average number of shares	6,596,299	6,523,554

Basic and diluted loss available to ordinary shares	$(0.01)	$(0.01)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, ’‘Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

Offering Cost

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Bulletin 5A – “Expenses of Offering.” Offering costs were $14,889,816 (including underwriting commission of $4,500,000 and deferred underwriting commissions of $9,690,000), consisting principally of costs incurred in connection with formation and preparation for the Public Offering. These offering costs were charged to additional paid in capital upon closing of the Public Offering.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2018, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on September 18, 2017. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on June 20, 2018 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

Private Placement Warrants

In June 2018, the Sponsor and Cantor purchased from the Company an aggregate of 8,830,000 warrants at a price of $1.00 per warrant (a purchase price of $8,830,000), in a private placement that occurred simultaneously with the completion of the Public Offering. Each Placement Warrant entitles the holder to purchase one share of ordinary shares at $11.50 per share. The purchase price of the Placement Warrants were added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s initial Business Combination. The Placement Warrants (including the ordinary shares issuable upon exercise of the Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in the Public Offering. Otherwise, the Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds from the Public Offering

On June 18, 2018, the Company consummated its Public Offering in which it sold 22,500,000 Units, with each Unit consisting of one Class A ordinary share and one warrant to purchase one Class A ordinary share at a price of $11.50 per share. The Units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $225,000,000.

On June 28, 2018, the Company consummated the sale of an additional 3,300,000 Units, with each Unit consisting of one Class A ordinary share and one warrant to purchase one Class A ordinary share at a price of $11.50 per share, pursuant to the underwriters’ over-allotment exercise. The Units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $33,000,000.

The securities sold in the Public Offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-224581 and 333-225711). The SEC declared the registration statements effective on June 18, 2018.

In connection with the Public Offering, the Company incurred offering costs of $14,889,816 (including an underwriting fee of $4,500,000 and deferred underwriting commissions of $9,690,000). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering. Prior to the closing of the Public Offering, the Sponsor had made $277,600 in loans and advances to the Company. The loans and advances were non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Public Offering. The loans of $277,600 were fully repaid upon the consummation of the Public Offering on June 21, 2018.

After deducting the underwriting fee (excluding the deferred underwriting commission of $9,690,000, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the Private Placement of the Placement Warrants was approximately $261,734,500 of which $260,580,000 (or $10.10 per Unit sold in the Public Offering) was placed in the Trust Account. Approximately $1,169,015 was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of June 30, 2018, cash held outside the Trust Account was $1,171,169. The net proceeds of the Public Offering and the sale of the Placement Warrants are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1***	Underwriting Agreement, dated June 18, 2018, by and among the Company and Cantor Fitzgerald & Co., as representatives of the several underwriters.
3.1***	Amended and Restated Memorandum and Articles of Association
4.1***	Warrant Agreement, dated June 18, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
10.1***	Letter Agreement, dated June 18, 2018, by and among the Company, its officers, certain directors and Thunder Bridge Acquisition, Ltd.
10.2***	Administrative Services Agreement, dated June 18,2018, by and between the Company and First Capital Group, LLC
10.3***	Investment Management Trust Agreement, dated June 18, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.4***	Registration Rights Agreement, dated June 18, 2018, by and between the Company and Thunder Bridge Acquisition, LLC and the holders party thereto.
10.5***	Amended and Restated Private Placement Warrants Agreement, dated June 18, 2018, by and between the Company and Thunder Bridge Acquisition, LLC
10.6***	Amended and Restated Private Placement Warrants Agreement, dated June 18, 2018, by and between the Company and Cantor Fitzgerald & Co.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
***	Incorporated by reference to our Current Report on Form 8-K filed on June 22, 2018

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER BRIDGE ACQUISITION, LTD

Date: August 10, 2018	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer

Date: August 10, 2018	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

