Form 10-Q
period 2018-09-30
Thunder Bridge Acquisition Ltd
filed 2018-11-13
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 13, 2018, there were 25,800,000 shares of the Company’s Class A ordinary shares, par value $0.0001(the “Class A Shares”) and 6,450,000 of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

THUNDER BRIDGE ACQUISITION, LTD.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements:	1
	Condensed Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2018 and for the period from September 18, 2017 through September 30, 2017 (Unaudited)	2
	Condensed Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2018 (Unaudited)	3
	Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2018 and for the period from September 18, 2017 through September 30, 2017 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash Equivalents	$767,718	$25,817
Prepaid expenses	105,473	-
Total current assets	873,191	25,817
Other assets
Cash and Marketable Securities held in Trust Account	261,860,188	-
Deferred offering costs	-	150,513
Total assets	$262,733,379	$176,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$15,006	$-
Promissory note payable	-	156,600
Total current liabilities	15,006	156,600
Deferred underwriting fee payable	9,690,000	-
Total Liabilities	9,705,006	156,600

Ordinary shares subject to possible redemption, 24,436,292 at redemption value	248,028,363	-

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,348,984 shares issued and outstanding (excluding 24,436,292 shares subject to possible redemption)	136	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,450,000 and 6,468,750 shares issued and outstanding	645	575
Additional paid in capital	3,936,040	24,425
Retained earnings (accumulated deficit)	1,063,189	(5,270)
Total Shareholders’ Equity	5,000,010	19,730
	$262,733,379	$176,330

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,	For the nine months ended September 30,	For the period from September 18, 2017 (inception) through September 30,
	2018	2018	2017

Formation costs and other operating expenses	$(171,030)	$(211,729)	$(5,045)
Loss from operations	(171,030)	(211,729)	(5,045)
Interest income	1,104,596	1,110,965	-
Unrealized gains on marketable securities	139,542	169,223	-

Net income (loss)	$1,073,108	$1,068,459	$(5,045)

Weighted average shares outstanding, basic and diluted (1)	7,799,144	6,953,442	4,230,770
Loss available to ordinary shares:
Basic and diluted	$(0.01)	$(0.02)	$(0.00)

(1) excludes an aggregate of up to 24,436,292 shares subject to redemption at September 30, 2018

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2017	-	-	6,468,750	647	24,353	(5,270)	19,730

Sale of 22,500,000 Units, net of underwriting discount and offering expenses	22,500,000	2,250	-	-	211,922,934	-	211,925,184
Sale of 8,500,000 Private Placement Warrants	-	-	-	-	8,500,000	-	8,500,000
Exercise of Underwriters’ Unit Purchase
Option for sale of 3,300,000 units, net of underwriting discount	3,300,000	330	-	-	31,184,670	-	31,185,000
Sale of 330,000 Private Placement Warrants	-	-	-	-	330,000	-	330,000
Forfeiture of Class B ordinary shares	-	-	(18,750)	(2)	2	-	-
Ordinary shares subject to possible redemption	(24,436,292)	(2,444)			(248,025,919)	-	(248,028,363)
Net income (unaudited)	-	-	-	-	-	1,068,459	1,068,459
Balance - September 30, 2018	1,363,708	$136	6,450,000	$645	$3,936,040	$1,063,189	$5,000,010

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,	For the period from September 18, 2017 (inception) through September 30,
	2018	2017
Cash flow from operating activities:

Net income (loss)	$1,068,459	$(5,045)
Adjustments to recncile net income (loss) to net cash used in operating activites:
Changes in operating assets and liabilities:
Interest earned in Trust Account	(1,110,965)	-
Unrealized gain on marketable securities held in Trust Account	(169,223)	-
Prepaid expenses	(105,473)	-
Accounts payable	(89,307)	-
Net cash used in operating activities	(406,509)	(5,045)

Cash flows from investing activities:
Investment of cash in Trust Account	(260,580,000)	-
Net cash used in investing activities	(260,580,000)	-

Cash flows from financing activities:
Proceeds from sale of Class B ordinary shares	-	25,000
Proceeds from sale of Units, net of underwriting discounts paid	253,500,000	-
Proceeds from sale of Private Placement Warrants	8,830,000	-
Proceeds from promissory note	121,000	5,100
Repayment of promissory note	(277,600)	-
Payment of deferred offering costs	(444,990)	-
Net cash provided by financing activities	261,728,410	30,100
Net change in cash and cash equivalents	741,901	25,055
Cash and cash equivalents at the beginning of the period	25,817	-
Cash and cash equivalents at the end of the period	$767,718	$25,055
Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$9,690,000	$-
Initial value of ordinary shares subject to redemption	$246,959,715	$-
Change in value of ordinary shares subject to redemption	$1,068,648	$-

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

The period from September 18, 2018 (inception) through June 21, 2018 related to the Company’s formation and its initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Public Offering.

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

Transaction costs amounted to $14,889,816, consisting of $4,500,000 of underwriting fees, $9,690,000 of deferred underwriting fees (see Note 6) and $699,816 of other costs. In addition, $1,169,015 of cash was held outside of the Trust Account for working capital purposes.

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

Cash and Marketable Securities held in Trust Account:

The amounts initially deposited in the Trust Account represent proceeds from the Public Offering and the Private Placement totaling $260,580,000, of which $260,537,199 was invested in United States treasury obligations with original maturities of nine months or less. The remaining $42,801 of proceeds were held in cash. These assets can only be used by the Company in connection with the consummation of an initial Business Combination.

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

Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with US GAAP, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three and nine months ended September 30, 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three and nine months ended September 30, 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares, since the exercise of the warrants and shares is contingent on the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 2 — Significant Accounting Policies (continued)

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the three months ended September 30,	For the nine months ended September 30,	For the period from September 18, 2017 (inception) through September 30,
	2018	2018	2017
Net income (loss)	$1,073,108	$1,068,459	$(5,045)
Less: Income attributable to ordinary shares subject to possible redemption	(1,179,084)	(1,213,312)	-
Net loss available to ordinary shares	$(105,976)	$(144,853)	$(5,045)
Basic and diluted weighted average number of shares	7,799,144	6,953,442	4,230,770
Basic and diluted loss available to ordinary shares	$(0.01)	$(0.02)	$(0.00)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, ordinary shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of September 30, 2018 through the date that the financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. There were no loans outstanding as of September 30, 2018 and $156,600 outstanding as of December 31, 2017.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 6 — Commitments

Registration Rights

Pursuant to a registration rights agreement entered into on June 21, 2018, the holders of the Founder Shares, the Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

At September 30, 2018 and December 31, 2017, there were no preferred shares issued or outstanding.

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

At September 30, 2018, there were 1,363,708 Class A Shares issued and outstanding, (excluding 24,436,292 Class A shares subject to possible redemption), and there were 6,450,000 Class B Shares issued and outstanding. At December 31, 2017 there were no Class A Shares issued and outstanding and 6,468,750 Class B Shares issued and outstanding.

Founder Shares

On September 20, 2017, an aggregate of 5,750,000 Class B Shares (the “Founder Shares”) were sold to the Sponsor at a price of approximately $0.004 per share, for an aggregate price of $25,000 and the original share issued was surrendered by the Sponsor. On June 18, 2018, we effectuated a 1.125 for 1 dividend of our ordinary shares resulting in an aggregate of 6,468,750 Founder Shares issued and outstanding. This number included an aggregate of up to 843,750 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full by the Underwriters in order to maintain the Initial Shareholders’ ownership at 20% of the issued and outstanding Ordinary Shares upon completion of the Public Offering. As a result of the underwriters’ not exercising the over-allotment in full, 18,750 Class B ordinary shares were forfeited. The Founder Shares are identical to the Class A Shares included in the Units sold in the Public Offering, except (i) that only holders of the Class B Shares have the right to vote on the election of directors prior to the Business Combination, (ii) the Founder Shares are subject to certain transfer restrictions described below and (iii) the Founder Shares are convertible into Class A Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein. The Founder Shares may not be transferred, assigned or sold until the earlier of (i) one year after the completion of the Business Combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the Business Combination that results in all of the Public Shareholders having the right to exchange their Class A Shares for cash, securities or other property.

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

At September 30, 2018 there were 25,800,000 public warrants and 8,830,000 private placement warrants outstanding. At December 31, 2017, there were no public warrants or private placement warrants outstanding.

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

As indicated in the accompanying financial statements, at September 30, 2018 we had $767,718 in cash outside of the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the three and nine months ended September 30, 2018, we had a net income of $1,073,108 and $1,068,459, and a loss from operations of $171,030 and $211,729, respectively. For the period from September 18, 2017 (inception) through September 30, 2017, we had a net loss of $5,045. Our entire activity through September 30, 2018, consisted of formation and preparation for the Public Offering and since the Public Offering, the search for a target business with which to consummate an initial Business Combination, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of the Public Offering on June 21, 2018, our normal operating costs included costs associated with our search for a target business, costs associated with our governance and public reporting.

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

As of September 30, 2018, we have available to us $767,718 of cash on our balance sheet. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

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

Contractual Obligations

At September 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Gain (Loss) Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended September 30, 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three and nine months ended September 30, 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented. A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the three months ended September 30,	For the nine months ended September 30,	For the period from September 18, 2017 (inception) through September 30,
	2018	2018	2017
Net income (loss)	$1,073,108	$1,068,459	$(5,045)
Less: Income attributable to ordinary shares subject to possible redemption	(1,179,084)	(1,213,312)	-
Net loss available to ordinary shares	$(105,976)	$(144,853)	$(5,045)
Basic and diluted weighted average number of shares	7,799,144	6,953,442	4,230,770
Basic and diluted loss available to ordinary shares	$(0.01)	$(0.02)	$(0.00)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2018, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on September 18, 2017. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

After deducting the underwriting fee (excluding the deferred underwriting commission of $9,690,000, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the Private Placement of the Placement Warrants was approximately $261,734,500 of which $260,580,000 (or $10.10 per Unit sold in the Public Offering) was placed in the Trust Account. Approximately $1,169,015 was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of September 30, 2018, cash held outside the Trust Account was $767,718. The net proceeds of the Public Offering and the sale of the Placement Warrants are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

THUNDER BRIDGE ACQUISITION, LTD

Date: November 13, 2018	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer

Date: November 13, 2018	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)