Form 10-Q
period 2019-03-31
Thunder Bridge Acquisition Ltd
filed 2019-05-15
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.0001 per share	TBRG	The NASDAQ Stock Market LLC
Warrants to purchase one Class A Ordinary Share	TBRGW	The NASDAQ Stock Market LLC
Units, each consisting of one Class A Ordinary Share and one Warrant	TBRGU	The NASDAQ Stock Market LLC

As of May 14, 2019, there were 25,800,000 shares of the Company’s Class A ordinary shares, par value $0.0001(the “Class A Shares”) and 6,450,000 of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

THUNDER BRIDGE ACQUISITION, LTD.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$159,379	$108,818
Prepaid expenses	89,075	130,612
Total current assets	248,454	239,430
Other assets
Cash and marketable securities held in Trust Account	264,776,505	263,254,659
Total assets	$265,024,959	$263,494,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,017,139	$320,747
Promissory note payable	316,866	-
Total current liabilities	1,334,005	320,747
Deferred underwriting fee payable	9,690,000	9,690,000
Total Liabilities	11,024,005	10,010,747

Ordinary shares subject to possible redemption, 24,269,099 and 24,361,111 shares, at March 31, 2019 and December 31, 2018, respectively, at redemption value	249,000,953	248,483,332

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,530,901 shares and 1,438,889 shares issued and outstanding (excluding 24,269,099 and 24,361,111 shares subject to possible redemption), at March 31, 2019 and December 31, 2018, respectively	153	144
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,450,000 shares issued and outstanding	645	645

Additional paid in capital	2,963,433	3,481,063

Retained earnings	2,035,770	1,518,158
Total Shareholders’ Equity	5,000,001	5,000,010
	$265,024,959	$263,494,089

See accompanying notes to the condensed consolidated financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Formation costs and other operating expenses	$(1,004,234)	$(60)
Loss from operations	(1,004,234)	(60)
Interest income	201,253	-
Unrealized gains on marketable securities	1,320,593	-

Net income (loss)	$517,612	$(60)

Weighted average shares outstanding, basic and diluted (1)(2)	7,968,634	6,468,750

Loss available to ordinary shares:
Basic and diluted	$(0.12)	$(0.00)

(1)	excludes an aggregate of up to 24,269,099 shares subject to redemption at March 31, 2019 and an aggregate of up to 843,750 Class B shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters at March 31, 2018 (See Note 7).

(2)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of 0.125 per share of Class B ordinary shares on June 18, 2018 (see Note 2).

See accompanying notes to the condensed consolidated financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Ordinary		Class B Ordinary		Additional		Total
	shares		shares		Paid in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	1,438,889	$144	6,450,000	$645	$3,481,063	$1,518,158	5,000,010
Change in Ordinary shares subject to possible redemption	92,012	9	-	-	(517,630)	-	(517,621)
Net income	-	-	-	-	-	517,612	517,612

Balance - March 31, 2019	1,530,901	$153	6,450,000	$645	$2,963,433	$2,035,770	$5,000,001

See accompanying notes to the condensed consolidated financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flow from operating activities:
Net income (loss)	$517,612	$(60)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Interest earned in Trust Account	(201,253)	-
Unrealized gain on marketable securities held in Trust Account	(1,320,593)	-
Prepaid expenses	41,537	-
Accounts payable	696,392	-
Net cash used in operating activities	(266,305)	(60)

Cash flows from financing activities:
Proceeds from promissory note	316,866	21,000
Payment of deferred offering costs	-	(42,994)
Net cash provided by (used in) financing activities	316,866	(21,994)
Net change in cash and cash equivalents	50,561	(22,054)
Cash and cash equivalents at the beginning of the period	108,818	25,817
Cash and cash equivalents at the end of the period	$159,379	$3,763

Supplemental disclosure of non-cash financing activities:
Change in value of ordinary shares subject to redemption	$1,521,846	$-

See accompanying notes to the condensed consolidated financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 — Organization and Plan of Business Operations

Thunder Bridge Acquisition, Ltd. (the “Company” or “Thunder Bridge”) was incorporated as a Cayman Islands exempted company on September 18, 2017. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

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

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 16, 2019, the Company formed TB Acquisition Merger Sub LLC as a wholly-owned subsidiary in conjunction with the Business Combination (see Note 8).

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 — Organization and Plan of Business Operations (continued)

Going Concern Consideration

We currently have $159,379 of cash available to fund our operations with a working capital deficit of $1,085,551. If our funds are insufficient to meet the expenditures required for operating our business through the consummation of the Transactions and in the event that that Transactions are not consummated, we will likely need to raise additional funds in order to meet the expenditures required for operating our business. Moreover, in the event that the Transactions are not consummated, we may need to obtain additional financing to either complete our business combination if our forward purchase agreements are not consummated or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We cannot assume that additional financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements comprise the financial statements of the Company and its wholly owned subsidiary TB Acquisition Merger Sub LLC. All material intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission.

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

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 2 — Significant Accounting Policies (continued)

Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with US GAAP, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended March 31, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares, since the exercise of the warrants and shares is contingent on the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended March 31,
	2019	2018
Net income (loss)	$517,612	$(60)

Less: Income attributable to ordinary shares	(1,436,911)	-

Net loss available to ordinary shares:	$(919,299)	$(60)

Basic and diluted weighted average number of shares	7,968,634	6,468,750

Basic and diluted loss available to ordinary shares	$(0.12)	$(0.00)

Ordinary shares subject to possible redemption

 The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the financial statement date that are directly related to the Public Offering. Offering costs amounting to $14,889,816 were charged to shareholders’ equity upon the completion of the Public Offering.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 2 — Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the financial statements.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of March 31, 2019 through the date that the financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as noted below.

On April 15, 2019, the Company executed a promissory note with the Sponsor, whereby the Company may borrow up to $600,000. The note is non-interest bearing and matures the earlier of the date of the consummation of the Business Combination or the date of the winding down of the Company. All advances under the note are at the discretion of the Sponsor.

On May 9, 2019, the parties to the Merger Agreement entered into the Second Amendment to the Merger Agreement (the “Second Amendment”) pursuant to which the parties further amended and restated the Merger Agreement, effective as of January 21, 2019 (see Note 8).

On May 9, 2019, Thunder Bridge entered into subscription agreements (each, a “Subscription Agreement”) with the investors named therein (the “PIPE Investors”), pursuant to which Thunder Bridge agreed to issue and sell to the PIPE Investors an aggregate of One Hundred Thirty-Five Million Dollars ($135,000,000) of Thunder Bridge Class A ordinary shares, at a price of $10.00 per Class A ordinary share, simultaneously with or immediately prior to the Closing (the “PIPE Investment”) (see Note 8).

In connection with the execution of the Second Amendment and the PIPE Investment, the parties agreed to amend the letter agreement, dated as of January 21, 2019 (the “Sponsor Earnout Letter”), among Thunder Bridge, the Sponsor and Repay (such amendment, the “Sponsor Letter Amendment”) (see Note 8).

In connection with, and as a condition to the consummation of, the proposed Transactions, Thunder Bridge is proposing to enter into an amendment (the “Warrant Amendment”) to the Warrant Agreement, dated as of June 18, 2018 (the “Warrant Agreement”), between Thunder Bridge and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”) (see Note 8).

In connection with the PIPE Investment, on May 9, 2019, Cantor Fitzgerald & Co. (“Cantor”) entered into a letter agreement, pursuant to which Cantor agreed to forfeit all 350,000 of its Private Warrants. Cantor also waived its rights to the Warrant Cash Payment with respect to its Private Warrants (see Note 8).

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

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 (excluding the $600,000 promissory note discussed below) of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. On April 15, 2019, the Company executed a promissory note with the Sponsor, whereby the Company may borrow up to $600,000. The note is non-interest bearing and matures the earlier of the date of the consummation of the Business Combination or the date of the winding down of the Company. All advances under the note are at the discretion of the Sponsor. As of March 31, 2019 and December 31, 2018, the Sponsor had made advances of $316,866 and $0, respectively.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 6 — Commitments and Contingency

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

Nasdaq Inquiry

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 26, 2019, on March 11, 2019, the Nasdaq Listing Qualifications Staff sent a letter to the Company, pursuant to Nasdaq Listing Rule 5250(a), requesting, among other things, that the Company provide information and documents related to certain named persons and entities and their relationship to the Company. The Company submitted its response to the Nasdaq Listing Qualifications Staff request on April 2, 2019. The Nasdaq Staff has not requested any additional information, nor has it indicated that it intends to request additional information, from the Company in relation to this matter.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

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

At March 31, 2019, there were 1,530,901 Class A Shares issued and outstanding, (excluding 24,269,099 Class A shares subject to possible redemption), and there were 6,450,000 Class B Shares issued and outstanding. At December 31, 2018 there were 1,438,889 Class A Shares issued and outstanding (excluding 24,361,111 Class A shares subject to possible redemption), and 6,450,000 Class B Shares issued and outstanding.

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

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2019 and December 31, 2018, there were 25,800,000 public warrants and 8,830,000 private placement warrants outstanding.

Note 8 — Business Combination

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

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 8 — Business Combination (continued)

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

Pursuant to the Merger Agreement and subject to certain conditions set forth thereunder, either the Company or Repay can terminate the Merger Agreement if the Closing has not occurred on or prior to June 30, 2019.

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

Second Amendment to the Merger Agreement

On May 9, 2019, the parties to the Merger Agreement entered into the Second Amendment to the Merger Agreement (the “Second Amendment”) pursuant to which the parties further amended and restated the Merger Agreement, effective as of January 21, 2019, in order to, among other things:

●	require as a condition to the closing of the Transactions (the “Closing”) that Thunder Bridge (i) obtain the requisite consent of the holders of Thunder Bridge’s Warrants (as defined below) to enter into and implement the Warrant Amendment (as defined below) (and provide each of Thunder Bridge and Repay a right to terminate the Merger Agreement if such consent is not obtained), and (ii) enter into and implement the Warrant Amendment;

●	reduce the Base Merger Consideration (as defined in the Merger Agreement) from $600,000,000 to $580,650,000;

●	reduce the Required Cash Consideration Amount (as defined in the Merger Agreement) by $30,000,000;

●	reduce the Cash Consideration payable to the Company Equity Holders (as defined in the Merger Agreement) by the amount of cash required to be paid to holders of Warrants pursuant to the Warrant Amendment;

●	provide for the retention by the consolidated post-Closing company of up to $50,000,000 to the extent there are cash proceeds in excess of the cash amounts required to be paid in connection with the Closing (in addition to the $10 million in cash reserves already provided for in the Merger Agreement) (the “Company Balance Sheet Allocation”), which excess cash proceeds are intended to be used for general corporate purposes, including paying debt or funding future acquisitions;

●	remove the $300,000,000 cap on Cash Consideration payable to the Company Equity Holders;

●	provide that Richard Thornburgh will serve on the board of directors of the surviving corporation in lieu of James Kirk;

●	eliminate certain escrow and other provisions of the Merger Agreement relating to contingent obligations of Repay that have been eliminated or satisfied;

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 8 — Business Combination (continued)

●	add additional covenants regarding any Additional Equity Financing (as defined in the Merger Agreement) that is obtained, including the PIPE Investment (as defined below);

●	add additional covenants regarding the Warrant Amendment (including the related Warrantholder Meeting (as defined below)) referred to below; and

●	exclude the Sponsor and the PIPE Investors (as defined below) from Repay’s Closing condition under the Merger Agreement relating to the 9.9% and 25% Thunder Bridge share ownership limitations upon the Closing.

In the Second Amendment, the parties also approved and consented to the Sponsor Letter Amendment (as defined below) and the PIPE Investment with the PIPE Investors specified therein.

PIPE Financing

On May 9, 2019, Thunder Bridge entered into subscription agreements (each, a “Subscription Agreement”) with the investors named therein (the “PIPE Investors”), pursuant to which Thunder Bridge agreed to issue and sell to the PIPE Investors an aggregate of One Hundred Thirty-Five Million Dollars ($135,000,000) of Thunder Bridge Class A ordinary shares, at a price of $10.00 per Class A ordinary share, simultaneously with or immediately prior to the Closing (the “PIPE Investment”). The PIPE Investment is conditioned on the Closing being scheduled to occur concurrently or immediately following the closing of the PIPE Investment and other customary closing conditions. The proceeds from the PIPE Investment will be used to fund a portion of the Required Cash Consideration payable to the Company Equity Holders, the Warrant Cash Payment payable to the Warrantholders in connection with the Warrant Amendment and other payments required in connection with the Transactions. Excess proceeds will be paid by Thunder Bridge to Repay as the Company Balance Sheet Allocation pursuant to the Merger Agreement and will be available for corporate purposes including paying indebtedness or funding future acquisitions. In the event those excess proceeds together with other cash available in connection with the Transactions exceed $60 million, the excess over such amount will increase the portion of the Merger consideration to be paid to the Company Equity Holders in cash (with a corresponding decrease of the amount to be paid to the Company Equity Holders in units of Repay).

Thunder Bridge has agreed in the Subscription Agreements to file a registration statement covering the shares purchased by the PIPE Investors within 15 business days after the closing of the PIPE Investment and to use commercially reasonable efforts to keep the registration statement effective until the earlier of two years following the closing of the PIPE Investment and the first day on which the PIPE Investors can sell all of their shares under Rule 144 without manner of sale or volume restrictions. The foregoing obligations are subject to delay or suspension by Thunder Bridge for customary limited periods.

In connection with the PIPE Investment, on May 9, 2019, certain PIPE Investors entered into a letter agreement by and among Thunder Bridge, the Sponsor and the PIPE Investors named therein (the “Lock-up Agreement”). Pursuant to the Lock-up Agreement, the PIPE Investors party thereto agreed, for a period commencing on the Closing and ending one hundred twenty (120) days thereafter, not to engage in a Prohibited Transfer (as defined in the Lock-up Agreement (which generally includes all sales, lending and other transfer arrangements, subject to specified exceptions)) with respect to the Thunder Bridge shares acquired by such PIPE Investor pursuant to the Subscription Agreement and the Private Warrants (and any shares issuable upon exercise of such Private Warrants) acquired by such PIPE Investor from the Sponsor pursuant to the Lock-up Agreement. In consideration for entering into the Lock-up Agreement, the Sponsor agreed to transfer to the PIPE Investors party to the Lock-up Agreement an aggregate of 8,000,000 Private Warrants held by the Sponsor. The Private Warrants to be transferred pursuant to the Lock-up Agreement will be subject to the terms of the Warrant Amendment such that following such amendment they will be exercisable for an aggregate of 2,000,000 Class A ordinary shares.

Amended Sponsor Letter

In connection with the execution of the Second Amendment and the PIPE Investment, the parties agreed to amend the letter agreement, dated as of January 21, 2019 (the “Sponsor Earnout Letter”), among Thunder Bridge, the Sponsor and Repay (such amendment, the “Sponsor Letter Amendment”).

Pursuant to the Amended Sponsor Letter, among other things:

●	the Sponsor has agreed to deliver for cancellation at the Closing an additional 1,935,000 of its Class B ordinary shares of Thunder Bridge, for a total of 2,335,000 Class B ordinary shares to be so cancelled;

●	the number of Class B ordinary shares to be deposited into escrow by the Sponsor at the Closing and subject to vesting has been reduced by 935,000, to a total of 2,965,000 Class B ordinary shares;

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 8 — Business Combination (continued)

●	the Sponsor has agreed to transfer certain of its Private Warrants (as defined below) to the PIPE Investors pursuant to the Lock-up Agreement referred to below, and to deliver to Thunder Bridge for cancellation any of its remaining Private Warrants after giving effect to such transfer;

●	the Sponsor has waived any rights that it might otherwise have with respect to its Private Warrants to the Warrant Cash Payment (as defined below);

●	the Parent Expense Cap (as defined in the Amended Sponsor Letter) has been increased from $20,000,000 to $21,750,000, and certain expenses relating to the Debt Financing (as defined in the Merger Agreement) were excluded from the expenses subject to the Parent Expense Cap; and

●	the number of Class B ordinary shares that the Sponsor may transfer prior to the Closing without Repay’s consent to third parties who provide any equity or debt financing for the Transactions has been reduced from 2,150,000 to 1,462,335.

The Warrant Amendment

In connection with, and as a condition to the consummation of, the proposed Transactions, Thunder Bridge is proposing to enter into an amendment (the “Warrant Amendment”) to the Warrant Agreement, dated as of June 18, 2018 (the “Warrant Agreement”), between Thunder Bridge and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”). Pursuant to the Warrant Amendment, the Warrant Agreement will be amended to provide, that:

●	each of the warrants (the “Warrants”) to purchase Thunder Bridge Class A ordinary shares outstanding immediately prior to the Closing, including the Warrants issued in Thunder Bridge’s initial public offering (the “Public Warrants”) and the Warrants initially issued to the Sponsor and Cantor in a private placement (the “Private Warrants”), will become exercisable for one-quarter of one Class A ordinary share of Thunder Bridge, rather than a whole Class A ordinary share, at an exercise price of $2.875 per one-quarter share ($11.50 per whole share);

●	each holder of the Warrants will receive, for each such Warrant (in exchange for the reduction in the number of shares for which such Warrants are exercisable), $1.50 in cash (the “Warrant Cash Payment”); and

●	the Private Warrants will be redeemable and exercisable on the same basis as the Public Warrants.

The holders of the Private Warrants have waived their rights to receive the Warrant Cash Payment.

In connection with the Transactions, the Warrants will be converted automatically in the Domestication into the right to acquire the number of shares of common stock of Repay Holdings Corporation (Thunder Bridge, as renamed following the Domestication) as would have been issuable if the holder of such Warrants had exercised the Warrants immediately prior to the Domestication (in each case, after giving effect to the Warrant Amendment).

The Warrant Amendment requires the approval of holders of at least 65% of the outstanding Public Warrants to become effective. Thunder Bridge will call a meeting (the “Warrantholder Meeting”) of the holders of the outstanding Warrants (“Warrantholders”) (to be held immediately prior to the special meeting of holders of Thunder Bridge ordinary shares to be called to consider and vote upon the matters relating to the Transactions) to approve the Warrant Amendment.

Cantor Forfeiture Agreement

In connection with the PIPE Investment, on May 9, 2019, Cantor Fitzgerald & Co. (“Cantor”) entered into a letter agreement, pursuant to which Cantor agreed to forfeit all 350,000 of its Private Warrants. Cantor also waived its rights to the Warrant Cash Payment with respect to its Private Warrants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer Thunder Bridge Acquisition, Ltd. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated financial statements and related notes included herein.

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

As indicated in the accompanying financial statements, at March 31, 2019 we had $159,379 in cash outside of the Trust Account and have received advances from our Sponsor of $316,866. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

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

Pursuant to the Merger Agreement and subject to certain conditions set forth thereunder, either the Company or Repay can terminate the Merger Agreement if the Closing has not occurred on or prior to June 30, 2019.

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

Recent Developments

Second Amendment to the Merger Agreement

On May 9, 2019, the parties to the Merger Agreement entered into the Second Amendment to the Merger Agreement (the “Second Amendment”) pursuant to which the parties further amended and restated the Merger Agreement, effective as of January 21, 2019, in order to, among other things:

●	require as a condition to the closing of the Transactions (the “Closing”) that Thunder Bridge (i) obtain the requisite consent of the holders of Thunder Bridge’s Warrants (as defined below) to enter into and implement the Warrant Amendment (as defined below) (and provide each of Thunder Bridge and Repay a right to terminate the Merger Agreement if such consent is not obtained), and (ii) enter into and implement the Warrant Amendment;

●	reduce the Base Merger Consideration (as defined in the Merger Agreement) from $600,000,000 to $580,650,000;

●	reduce the Required Cash Consideration Amount (as defined in the Merger Agreement) by $30,000,000;

●	reduce the Cash Consideration payable to the Company Equity Holders (as defined in the Merger Agreement) by the amount of cash required to be paid to holders of Warrants pursuant to the Warrant Amendment;

●	provide for the retention by the consolidated post-Closing company of up to $50,000,000 to the extent there are cash proceeds in excess of the cash amounts required to be paid in connection with the Closing (in addition to the $10 million in cash reserves already provided for in the Merger Agreement) (the “Company Balance Sheet Allocation”), which excess cash proceeds are intended to be used for general corporate purposes, including paying debt or funding future acquisitions;

●	remove the $300,000,000 cap on Cash Consideration payable to the Company Equity Holders;

●	provide that Richard Thornburgh will serve on the board of directors of the surviving corporation in lieu of James Kirk;

●	eliminate certain escrow and other provisions of the Merger Agreement relating to contingent obligations of Repay that have been eliminated or satisfied;

●	add additional covenants regarding any Additional Equity Financing (as defined in the Merger Agreement) that is obtained, including the PIPE Investment (as defined below);

●	add additional covenants regarding the Warrant Amendment (including the related Warrantholder Meeting (as defined below)) referred to below; and

●	exclude the Sponsor and the PIPE Investors (as defined below) from Repay’s Closing condition under the Merger Agreement relating to the 9.9% and 25% Thunder Bridge share ownership limitations upon the Closing.

In the Second Amendment, the parties also approved and consented to the Sponsor Letter Amendment (as defined below) and the PIPE Investment with the PIPE Investors specified therein.

PIPE Financing

On May 9, 2019, Thunder Bridge entered into subscription agreements (each, a “Subscription Agreement”) with the investors named therein (the “PIPE Investors”), pursuant to which Thunder Bridge agreed to issue and sell to the PIPE Investors an aggregate of One Hundred Thirty-Five Million Dollars ($135,000,000) of Thunder Bridge Class A ordinary shares, at a price of $10.00 per Class A ordinary share, simultaneously with or immediately prior to the Closing (the “PIPE Investment”). The PIPE Investment is conditioned on the Closing being scheduled to occur concurrently or immediately following the closing of the PIPE Investment and other customary closing conditions. The proceeds from the PIPE Investment will be used to fund a portion of the Required Cash Consideration payable to the Company Equity Holders, the Warrant Cash Payment payable to the Warrantholders in connection with the Warrant Amendment and other payments required in connection with the Transactions. Excess proceeds will be paid by Thunder Bridge to Repay as the Company Balance Sheet Allocation pursuant to the Merger Agreement and will be available for corporate purposes including paying indebtedness or funding future acquisitions. In the event those excess proceeds together with other cash available in connection with the Transactions exceed $60 million, the excess over such amount will increase the portion of the Merger consideration to be paid to the Company Equity Holders in cash (with a corresponding decrease of the amount to be paid to the Company Equity Holders in units of Repay).

Thunder Bridge has agreed in the Subscription Agreements to file a registration statement covering the shares purchased by the PIPE Investors within 15 business days after the closing of the PIPE Investment and to use commercially reasonable efforts to keep the registration statement effective until the earlier of two years following the closing of the PIPE Investment and the first day on which the PIPE Investors can sell all of their shares under Rule 144 without manner of sale or volume restrictions. The foregoing obligations are subject to delay or suspension by Thunder Bridge for customary limited periods.

In connection with the PIPE Investment, on May 9, 2019, certain PIPE Investors entered into a letter agreement by and among Thunder Bridge, the Sponsor and the PIPE Investors named therein (the “Lock-up Agreement”). Pursuant to the Lock-up Agreement, the PIPE Investors party thereto agreed, for a period commencing on the Closing and ending one hundred twenty (120) days thereafter, not to engage in a Prohibited Transfer (as defined in the Lock-up Agreement (which generally includes all sales, lending and other transfer arrangements, subject to specified exceptions)) with respect to the Thunder Bridge shares acquired by such PIPE Investor pursuant to the Subscription Agreement and the Private Warrants (and any shares issuable upon exercise of such Private Warrants) acquired by such PIPE Investor from the Sponsor pursuant to the Lock-up Agreement. In consideration for entering into the Lock-up Agreement, the Sponsor agreed to transfer to the PIPE Investors party to the Lock-up Agreement an aggregate of 8,000,000 Private Warrants held by the Sponsor. The Private Warrants to be transferred pursuant to the Lock-up Agreement will be subject to the terms of the Warrant Amendment such that following such amendment they will be exercisable for an aggregate of 2,000,000 Class A ordinary shares.

Amended Sponsor Letter

In connection with the execution of the Second Amendment and the PIPE Investment, the parties agreed to amend the letter agreement, dated as of January 21, 2019 (the “Sponsor Earnout Letter”), among Thunder Bridge, the Sponsor and Repay (such amendment, the “Sponsor Letter Amendment”).

Pursuant to the Amended Sponsor Letter, among other things:

●	the Sponsor has agreed to deliver for cancellation at the Closing an additional 1,935,000 of its Class B ordinary shares of Thunder Bridge, for a total of 2,335,000 Class B ordinary shares to be so cancelled;

●	the number of Class B ordinary shares to be deposited into escrow by Sponsor at the Closing and subject to vesting has been reduced by 935,000, to a total of 2,965,000 Class B ordinary shares;

●	the Sponsor has agreed to transfer certain of its Private Warrants (as defined below) to the PIPE Investors pursuant to the Lock-up Agreement referred to below, and to deliver to Thunder Bridge for cancellation any of its remaining Private Warrants after giving effect to such transfer;

●	the Sponsor has waived any rights that it might otherwise have with respect to its Private Warrants to the Warrant Cash Payment (as defined below);

●	the Parent Expense Cap (as defined in the Amended Sponsor Letter) has been increased from $20,000,000 to $21,750,000, and certain expenses relating to the Debt Financing (as defined in the Merger Agreement) were excluded from the expenses subject to the Parent Expense Cap; and

●	the number of Class B ordinary shares that the Sponsor may transfer prior to the Closing without Repay’s consent to third parties who provide any equity or debt financing for the Transactions has been reduced from 2,150,000 to 1,462,335.

The Warrant Amendment

In connection with, and as a condition to the consummation of, the proposed Transactions, Thunder Bridge is proposing to enter into an amendment (the “Warrant Amendment”) to the Warrant Agreement, dated as of June 18, 2018 (the “Warrant Agreement”), between Thunder Bridge and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”). Pursuant to the Warrant Amendment, the Warrant Agreement will be amended to provide, that:

●	each of the warrants (the “Warrants”) to purchase Thunder Bridge Class A ordinary shares outstanding immediately prior to the Closing, including the Warrants issued in Thunder Bridge’s initial public offering (the “Public Warrants”) and the Warrants initially issued to the Sponsor and Cantor in a private placement (the “Private Warrants”), will become exercisable for one-quarter of one Class A ordinary share of Thunder Bridge, rather than a whole Class A ordinary share, at an exercise price of $2.875 per one-quarter share ($11.50 per whole share);

●	each holder of the Warrants will receive, for each such Warrant (in exchange for the reduction in the number of shares for which such Warrants are exercisable), $1.50 in cash (the “Warrant Cash Payment”); and

●	the Private Warrants will be redeemable and exercisable on the same basis as the Public Warrants.

The holders of the Private Warrants have waived their rights to receive the Warrant Cash Payment.

In connection with the Transactions, the Warrants will be converted automatically in the Domestication into the right to acquire the number of shares of common stock of Repay Holdings Corporation (Thunder Bridge, as renamed following the Domestication) as would have been issuable if the holder of such Warrants had exercised the Warrants immediately prior to the Domestication (in each case, after giving effect to the Warrant Amendment).

The Warrant Amendment requires the approval of holders of at least 65% of the outstanding Public Warrants to become effective. Thunder Bridge will call a meeting (the “Warrantholder Meeting”) of the holders of the outstanding Warrants (“Warrantholders”) (to be held immediately prior to the special meeting of holders of Thunder Bridge ordinary shares to be called to consider and vote upon the matters relating to the Transactions) to approve the Warrant Amendment.

Cantor Forfeiture Agreement

In connection with the PIPE Investment, on May 9, 2019, Cantor Fitzgerald & Co. (“Cantor”) entered into a letter agreement, pursuant to which Cantor agreed to forfeit all 350,000 of its Private Warrants. Cantor also waived its rights to the Warrant Cash Payment with respect to its Private Warrants.

Results of Operations

For the three months ended March 31, 2019, we had a net income of $517,612, and a loss from operations of $1,085,551. For the three months ended March 31, 2018, we had a net loss of $60. Our entire activity from inception to June 21, 2018 was in preparation for our Public Offering. Since the consummation of our Public Offering through March 31, 2019, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our Business Combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

As of March 31, 2019, we have available to us $159,379 of cash on our balance sheet and a working capital deficit of $1,085,551. We have been advanced $316,866 by our Sponsor to fund our operations. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes its initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from its trust account would be used for such repayment. Up to $1,500,000 (excluding the $600,000 discussed herein) of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. On April 15, 2019, the Company executed a promissory note with the Sponsor, whereby the Company may borrow up to $600,000. The note is non-interest bearing and matures the earlier of the date of the consummation of the Business Combination or the date of the winding down of the Company. As of March 31, 2019, the Company has borrowed $316,866 under the promissory note. All advances under the note are at the discretion of our Sponsor.

We currently have $159,379 of cash available to fund our operations with a working capital deficit of $1,085,551. If our funds are insufficient to meet the expenditures required for operating our business through the consummation of the Transactions and in the event that that Transactions are not consummated, we will likely need to raise additional funds in order to meet the expenditures required for operating our business. Moreover, in the event that the Transactions are not consummated, we may need to obtain additional financing to either complete our business combination if our forward purchase agreements are not consummated or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We cannot assume that additional financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations

At March 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Gain (Loss) Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended March 31, 2019 and 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented. A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended March 31,
	2019	2018
Net income (loss)	$517,612	$(60)

Less: Income attributable to ordinary shares	(1,436,911)	-

Net loss available to ordinary shares:	$(919,299)	$(60)

Basic and diluted weighted average number of shares	7,968,634	6,468,750

Basic and diluted loss available to ordinary shares	$(0.12)	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

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

Through March 31, 2019, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on September 18, 2017. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2018 filed with the SEC on March 26, 2019 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC and those risks disclosed in our Registration Statement on Form S-4, initially filed with the SEC on February 12, 2019 and as amended from time to time.

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

After deducting the underwriting fee (excluding the deferred underwriting commission of $9,690,000, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the Private Placement of the Placement Warrants was approximately $261,734,500 of which $260,580,000 (or $10.10 per Unit sold in the Public Offering) was placed in the Trust Account. Approximately $1,169,015 was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of March 31, 2019, cash held outside the Trust Account was $159,379. The net proceeds of the Public Offering and the sale of the Placement Warrants are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Second Amendment to Agreement and Plan of Merger, dated as of May 9, 2019, by and among Thunder Bridge, Merger Sub, Repay, and the Repay Securityholder Representative (1)
10.1	Amendment to Sponsor Letter Agreement, dated as of May 9, 2019, by and among Thunder Bridge, Sponsor and Repay (1)
10.2	Form of Amendment to Warrant Agreement between Thunder Bridge and Continental Stock Transfer & Trust Company (1)
10.3	Corsair Director Support Agreement, dated as of May 9, 2019, by Richard E. Thornburgh in favor of Thunder Bridge and Repay(1)
10.4	Form of Subscription Agreement between Thunder Bridge and the PIPE Investors, dated as of May 9, 2019(1)
10.5	Form of Lock-Up Agreement between Sponsor and certain PIPE Investors, dated as of May 9, 2019(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 9, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER BRIDGE ACQUISITION, LTD

Date: May 15, 2019	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer

Date: May 15, 2019	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)