Form 10-Q
period 2019-06-30
Thunder Bridge Acquisition Ltd
filed 2019-07-10
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 9, 2019, there were 25,800,000 shares of the Company’s Class A ordinary shares, par value $0.0001(the “Class A Shares”) and 6,450,000 of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

THUNDER BRIDGE ACQUISITION, LTD.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,005	$108,818
Prepaid expenses	53,850	130,612
Total current assets	57,855	239,430
Other assets
Cash and marketable securities held in Trust Account	266,436,421	263,254,659
Total assets	$266,494,276	$263,494,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,679,756	$320,747
Promissory note payable	561,866	-
Total current liabilities	2,241,622	320,747
Deferred underwriting fee payable	9,690,000	9,690,000
Total Liabilities	11,931,622	10,010,747

Ordinary shares subject to possible redemption, 24,159,018 and 24,361,111 shares, at June 30, 2019 and December 31, 2018, respectively, at redemption value	249,562,653	248,483,332

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,640,982 shares and 1,438,889 shares issued and outstanding (excluding 24,159,018 and 24,361,111 shares subject to possible redemption), at June 30, 2019 and December 31, 2018, respectively	164	144

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,450,000 shares issued and outstanding	645	645

Additional paid in capital	2,401,722	3,481,063

Retained earnings	2,597,470	1,518,158
Total Shareholders’ Equity	5,000,001	5,000,010
	$266,494,276	$263,494,089

See accompanying notes to the condensed consolidated financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Formation costs and other operating expenses	$(1,098,216)	$(40,639)	$(2,102,450)	$(40,699)
Loss from operations	(1,098,216)	(40,639)	(2,102,450)	(40,699)
Interest income	1,570,916	6,369	1,772,169	6,369
Unrealized gains on marketable securities	89,000	29,682	1,409,593	29,682
Net income (loss)	$561,700	$(4,588)	$1,079,312	$(4,648)

Weighted average shares outstanding, basic and diluted (1)	7,982,110	6,596,299	7,890,005	6,523,554

Loss available to ordinary shares:
Basic and diluted	$(0.13)	$(0.01)	$(0.24)	$(0.01)

(1)	Excludes an aggregate of up to 24,159,018 shares subject to redemption at June 30, 2019 (See Note 7).

See accompanying notes to the condensed consolidated financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance - December 31, 2018	1,438,889	$144	6,450,000	$645	$3,481,063	$1,518,158	5,000,010
Change in Ordinary shares subject to possible redemption	202,093	20	-	-	(1,079,341)	-	(1,079,321)
Net income	-	-	-	-	-	1,079,312	1,079,312
Balance - June 30, 2019	1,640,982	$164	6,450,000	$645	$2,401,722	$2,597,470	$5,000,001

See accompanying notes to the condensed consolidated financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

Cash flow from operating activities:
Net income (loss)	$1,079,312	$(4,648)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Interest earned in Trust Account	(1,772,169)	(6,369)
Unrealized gain on marketable securities held in Trust Account	(1,409,593)	(29,682)
Prepaid expenses	76,762	(131,773)
Accounts payable	1,359,009	169,414
Net cash used in operating activities	(666,679)	(3,058)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(260,580,000)
Net cash used in investing activities	-	(260,580,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	253,500,000
Proceeds from sale of Private Placement Warrants	-	8,830,000
Proceeds from promissory note	561,866	121,000
Repayment of promissory note	-	(277,600)
Payment of deferred offering costs	-	(444,990)
Net cash provided by (used in) financing activities	561,866	261,728,410
Net change in cash and cash equivalents	(104,813)	1,145,352
Cash and cash equivalents at the beginning of the period	108,818	25,817
Cash and cash equivalents at the end of the period	$4,005	$1,171,169

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$-	$9,690,000
Initial value of ordinary shares subject to redemption	$-	$246,959,715
Change in value of ordinary shares subject to redemption	$3,181,762	$(4,425)

See accompanying notes to the condensed consolidated financial statements.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 - Organization and Plan of Business Operations

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

UNAUDITED

Note 1 - Organization and Plan of Business Operations (continued)

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

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 - Organization and Plan of Business Operations (continued)

Going Concern Consideration

We currently have $4,005 of cash available to fund our operations with a working capital deficit of $2,183,767. If our funds are insufficient to meet the expenditures required for operating our business through the consummation of the Transactions and in the event that that Transactions are not consummated, we will likely need to raise additional funds in order to meet the expenditures required for operating our business. Moreover, in the event that the Transactions are not consummated, we may need to obtain additional financing to either complete our business combination if our forward purchase agreements are not consummated or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We cannot assume that additional financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Note 2 - Significant Accounting Policies

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

Stock Dividend

On June 18, 2018, the Company’s board of directors approved a stock dividend of 718,750 Class B Ordinary Shares (“Stock Dividend”). The par values of the ordinary and preferred shares were not adjusted as a result of the Stock Dividend. All references to ordinary shares, warrants to purchase ordinary shares, share data, per share data, and related information contained in the financial statements have been retroactively adjusted to reflect this Stock Dividend for all periods presented.

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

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 2 - Significant Accounting Policies (continued)

Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with US GAAP, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended June 30, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended June 30, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$561,700	$(4,588)	$1,079,312	$(4,648)

Less: Income attributable to ordinary shares	(1,561,343)	(36,051)	(3,004,175)	(36,051)

Net loss available to ordinary shares:	$(999,643)	$(40,639)	$(1,924,863)	$(40,699)

Basic and diluted weighted average number of shares	7,982,110	6,596,299	7,890,005	6,523,554

Basic and diluted loss available to ordinary shares	$(0.13)	$(0.01)	$(0.24)	$(0.01)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

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

UNAUDITED

Note 2 - Significant Accounting Policies (continued)

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

UNAUDITED

Note 2 - Significant Accounting Policies (continued)

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of June 30, 2019 through the date that the financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3 - Public Offering

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

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 (excluding the $600,000 promissory note discussed below) of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. On April 15, 2019, the Company executed a promissory note with the Sponsor, whereby the Company may borrow up to $600,000. The note is non-interest bearing and matures the earlier of the date of the consummation of the Business Combination or the date of the winding down of the Company. All advances under the note are at the discretion of the Sponsor. As of June 30, 2019 and December 31, 2018, the Sponsor had made advances of $561,866 and $0, respectively.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 6 - Commitments and Contingency

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

Note 7 - Shareholders’ Equity

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

At June 30, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

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

At June 30, 2019, there were 1,640,982 Class A Shares issued and outstanding, (excluding 24,159,018 Class A shares subject to possible redemption), and there were 6,450,000 Class B Shares issued and outstanding. At December 31, 2018 there were 1,438,889 Class A Shares issued and outstanding (excluding 24,361,111 Class A shares subject to possible redemption), and 6,450,000 Class B Shares issued and outstanding.

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

UNAUDITED

Note 7 - Shareholders’ Equity (continued)

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

Note 7 - Shareholders’ Equity (continued)

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

At June 30, 2019 and December 31, 2018, there were 25,800,000 public warrants and 8,830,000 private placement warrants outstanding.

Note 8 - Business Combination

On January 21, 2019, the Company, entered into an Agreement and Plan of Merger (as amended, including by the First Amendment to Agreement and Plan of Merger, dated as of February 11, 2019, the Second Amendment to Agreement and Plan of Merger, dated as of May 9, 2019, and the Third Amendment to Agreement and Plan of Merger, dated as of June 19, 2019, each such amendment effective as of January 21, 2019, the “Merger Agreement”) with TB Acquisition Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), Hawk Parent Holdings, LLC, a Delaware limited liability company (“Repay”), and CC Payment Holdings, L.L.C., solely in its capacity as the securityholder representative thereunder (the “Repay Securityholder Representative”). Pursuant to the Merger Agreement, (i) the Company will domesticate from a Cayman Islands exempted company to a Delaware corporation (the “Domestication”) and (ii) Merger Sub will merge with and into Repay with Repay continuing as the surviving entity and a subsidiary of the Company (the “Merger” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Transactions”). In connection with the Transactions, the Company’s corporate name will change to “Repay Holdings Corporation.”

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

The merger consideration (the “Merger Consideration”) to be paid to holders of the limited liability company interests of Repay pursuant to the Merger Agreement will be an amount equal to $580,650,000, subject to adjustment, paid in a mix of cash and units representing limited liability company interests of Repay as the surviving company following the Merger (“Post-Merger Repay Units”), each of which will be exchangeable on a one-for-one basis for shares of Class A common stock of the Company. The Merger Consideration of $580,650,000 will be reduced (or increased if such amount is negative) by an amount equal to the sum of certain Closing Adjustment Items (as defined in the Merger Agreement) and may be increased by any amounts remaining of the following, which will be deducted from the Merger Consideration and escrowed or otherwise set aside under the Merger Agreement: (a) the Escrow Units referred to under “Escrow Units; Purchase Price Adjustment” below, (b) $2,000,000 in cash to be held by the Repay Securityholder Representative to pay its costs and expenses, and (c) $150,000 in cash to be held in escrow to cover certain specified indemnity matters under the Merger Agreement.

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 8 - Business Combination (continued)

In addition, the Repay equity holders will have the contingent right to receive up to an additional 7,500,000 Post-Merger Repay Units (the “Earn Out Units) 50% of which may be earned if within the twelve month anniversary of the closing, the volume weighted average price of the Class A common stock is greater than or equal to $12.50 over any 20 trading days within any 30 trading day period and 100% of which may be earned if within the twenty-four month anniversary of the closing, the volume weighted average price of the Class A common stock is greater than or equal to $14.00 over any 20 trading days within any 30 trading day period (and subject to early release in connection with a sale of the Company after the closing where the price in the sale if more than $10.00 per share).

In connection with the Merger Agreement, the Sponsor has agreed to forfeit 2,335,000 of its Founder Shares and any of its remaining Private Placement Warrants after transferring its warrants to PIPE Investors who entered into Lock-Up Agreement (as described below) and to escrow 2,965,000 of its Founder Shares. Fifty percent of the escrowed Sponsor shares will be released from escrow if at any time prior to the seventh anniversary of the closing, the closing price of shares of Class A common stock is greater than or equal to $11.50 for 20 trading days over a 30 trading day period, and 100% of the escrowed Sponsor shares will be released from escrow if at any time prior to the seventh anniversary of the closing the closing price of shares of Class A common stock is greater than or equal to $12.50 for 20 trading days over a 30 trading day period, or subject to certain triggers related to de-listing or a change of control of the Company.

The Merger Agreement also requires the establishment of a new management incentive plan and allocates a number of shares to such plan equal to 10% of the issued and outstanding shares of the Company after the closing, treating for such purposes (i) the Post-Merger Repay Units as if they had been converted into Company common stock, (ii) the Earn Out Units as if they had been issued and converted into Company common stock, and (iii) the number of shares reserved under the incentive plan as if they were issued and outstanding.

Pursuant to the Merger Agreement and subject to certain conditions set forth thereunder, either the Company or Repay can terminate the Merger Agreement if the Closing has not occurred on or prior to July 31, 2019.

On January 21, 2019, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (“SunTrust”) provided a commitment letter to Merger Sub (the “Debt Commitment Letter”) to provide credit facilities of approximately $170,400,000 at the closing of the Merger.

In conjunction with its contingent forward purchase contract as described in Note 6, a member of the Sponsor granted its consent to the Merger Agreement. However, in order to facilitate the arrangement of the SunTrust debt financing, the member of the Sponsor waived its right to provide equity financing for the proposed transaction.

On May 9, 2019, the parties to the Merger Agreement entered into the Second Amendment to the Merger Agreement (the “Second Amendment”) pursuant to which the parties further amended and restated the Merger Agreement, effective as of January 21, 2019, in order to, among other things:

●	require as a condition to the closing of the Transactions (the “Closing”) that Thunder Bridge (i) obtain the requisite consent of the holders of Thunder Bridge’s Warrants (as defined below) to enter into and implement the Warrant Amendment (as defined below) (and provide each of Thunder Bridge and Repay a right to terminate the Merger Agreement if such consent is not obtained), and (ii) enter into and implement the Warrant Amendment;

●	reduce the Base Merger Consideration (as defined in the Merger Agreement) from $600,000,000 to $580,650,000;

●	reduce the Required Cash Consideration Amount (as defined in the Merger Agreement) by $30,000,000;

●	reduce the Cash Consideration payable to the Company Equity Holders (as defined in the Merger Agreement) by the amount of cash required to be paid to holders of Warrants pursuant to the Warrant Amendment;

●	provide for the retention by the consolidated post-Closing company of up to $50,000,000 to the extent there are cash proceeds in excess of the cash amounts required to be paid in connection with the Closing (in addition to the $10 million in cash reserves already provided for in the Merger Agreement) (the ” Company Balance Sheet Allocation “), which excess cash proceeds are intended to be used for general corporate purposes, including paying debt or funding future acquisitions;

●	remove the $300,000,000 cap on Cash Consideration payable to the Company Equity Holders;

●	provide that Richard Thornburgh will serve on the board of directors of the surviving corporation in lieu of James Kirk;

●	eliminate certain escrow and other provisions of the Merger Agreement relating to contingent obligations of Repay that have been eliminated or satisfied;

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 8 - Business Combination (continued)

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

On June 19, 2019, the parties to the Merger Agreement entered into the Third Amendment to the Merger Agreement (the “Third Amendment”) pursuant to which the parties amended the Merger Agreement to extend the termination date of the Merger Agreement from June 30, 2019, to July 31, 2019. In addition, Repay consented to the Debt Commitment Letter Amendment (as defined below).

In connection with the execution of the Third Amendment, the parties to Debt Commitment Letter agreed to amend the Debt Commitment Letter (the “Debt Commitment Letter Amendment”) to extend the termination date of the Debt Commitment Letter from June 30, 2019 to July 31, 2019.

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

Amended Sponsor Letter

In connection with the execution of the Second Amendment and the PIPE Investment, the parties amended the letter agreement, dated as of January 21, 2019 (the “Sponsor Earnout Letter”), among Thunder Bridge, the Sponsor and Repay (such amendment, the “Sponsor Letter Amendment”).

Pursuant to the Amended Sponsor Letter, among other things:

●	the Sponsor has agreed to deliver for cancellation at the Closing an additional 1,935,000 of its Class B ordinary shares of Thunder Bridge, for a total of 2,335,000 Class B ordinary shares to be so cancelled;

THUNDER BRIDGE ACQUISITION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 8 - Business Combination (continued)

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

The Warrant Amendment

In connection with, and as a condition to the consummation of, the proposed Transactions, Thunder Bridge is proposing to enter into an amendment (the “Warrant Amendment”) to the Warrant Agreement, dated as of June 18, 2018 (the ” Warrant Agreement ”), between Thunder Bridge and Continental Stock Transfer & Trust Company, as warrant agent (the ” Warrant Agent ”). Pursuant to the Warrant Amendment, the Warrant Agreement will be amended to provide, that:

●	each of the warrants (the “Warrants”) to purchase Thunder Bridge Class A ordinary shares outstanding immediately prior to the Closing, including the Warrants issued in Thunder Bridge’s initial public offering (the “Public Warrants”) and the Warrants initially issued to the Sponsor and Cantor in a private placement (the “Private Warrants”), will become exercisable for one-quarter of one Class A ordinary share of Thunder Bridge, rather than a whole Class A ordinary share, at an exercise price of $2.875 per one-quarter share ($11.50 per whole share);

●	each holder of the Warrants will receive, for each such Warrant (in exchange for the reduction in the number of shares for which such Warrants are exercisable), $1.50 in cash (the ” Warrant Cash Payment “); and

●	the Private Warrants will be redeemable and exercisable on the same basis as the Public Warrants.

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

Extraordinary General Meeting of Shareholders and Special Meeting of Public Warrant Holders

On June 20, 2019, the Company announced that it has set July 10, 2019 as the meeting date for the extraordinary general meeting of shareholders (the “Shareholders Meeting”) and the special meeting of holders of its public warrants (the “Warrant Holders Meeting”) relating to the previously announced Transactions. At the Shareholders Meeting, Thunder Bridge’s shareholders will be asked to approve and adopt the Merger Agreement, as amended, and such other proposals as disclosed in the proxy statement/prospectus relating to the Transactions. At the Warrant Holders Meeting, holders of Thunder Bridge’s public warrants will be asked to approve and adopt the previously announced proposal to amend certain terms of the warrants. If the proposals at the Shareholders Meeting and the Warrant Holders Meeting are approved, Thunder Bridge anticipates closing the Business Combination shortly thereafter, subject to the satisfaction or waiver (as applicable) of all other closing conditions.

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

As indicated in the accompanying financial statements, at June 30, 2019 we had $159,379 in cash outside of the Trust Account and have received advances from our Sponsor of $316,866. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

On January 21, 2019, the Company, entered into an Agreement and Plan of Merger (as amended, including by the First Amendment to Agreement and Plan of Merger, dated as of February 11, 2019, the Second Amendment to Agreement and Plan of Merger, dated as of May 9, 2019 and the Third Amendment to Agreement and Plan of Merger, dated as of June 19, 2019, each such amendment effective as of January 21, 2019, (the “Merger Agreement”) with TB Acquisition Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), Hawk Parent Holdings, LLC, a Delaware limited liability company (“Repay”), and CC Payment Holdings, L.L.C., solely in its capacity as the securityholder representative thereunder (the “Repay Securityholder Representative”). Pursuant to the Merger Agreement, (i) the Company will domesticate from a Cayman Islands exempted company to a Delaware corporation (the “Domestication”) and (ii) Merger Sub will merge with and into Repay with Repay continuing as the surviving entity and a subsidiary of the Company (the “Merger” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Transactions”). In connection with the Transactions, the Company’s corporate name will change to “Repay Holdings Corporation.”

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

The merger consideration (the “Merger Consideration”) to be paid to holders of the limited liability company interests of Repay pursuant to the Merger Agreement will be an amount equal to $580,650,000, subject to adjustment, paid in a mix of cash and units representing limited liability company interests of Repay as the surviving company following the Merger (“Post-Merger Repay Units”), each of which will be exchangeable on a one-for-one basis for shares of Class A common stock of the Company. The Merger Consideration of $580,650,000 will be reduced (or increased if such amount is negative) by an amount equal to the sum of certain Closing Adjustment Items (as defined in the Merger Agreement) and may be increased by any amounts remaining of the following, which will be deducted from the Merger Consideration and escrowed or otherwise set aside under the Merger Agreement: (a) the Escrow Units referred to under “Escrow Units; Purchase Price Adjustment” below, (b) $2,000,000 in cash to be held by the Repay Securityholder Representative to pay its costs and expenses, and (c) $150,000 in cash to be held in escrow to cover certain specified indemnity matters under the Merger Agreement.

In addition, the Repay equity holders will have the contingent right to receive up to an additional 7,500,000 Post-Merger Repay Units (the “Earn Out Units) 50% of which may be earned if within the twelve month anniversary of the closing, the volume weighted average price of the Class A common stock is greater than or equal to $12.50 over any 20 trading days within any 30 trading day period and 100% of which may be earned if within the twenty-four month anniversary of the closing, the volume weighted average price of the Class A common stock is greater than or equal to $14.00 over any 20 trading days within any 30 trading day period (and subject to early release in connection with a sale of the Company after the closing where the price in the sale if more than $10.00 per share).

In connection with the Merger Agreement, the Sponsor has agreed to forfeit 2,335,000 of its Founder Shares and any of its remaining Private Placement Warrants after transferring its warrants to PIPE Investors who entered into Lock-Up Agreement (as described below) and to escrow 2,965,000 of its Founder Shares. Fifty percent of the escrowed Sponsor shares will be released from escrow if at any time prior to the seventh anniversary of the closing, the closing price of shares of Class A common stock is greater than or equal to $11.50 for 20 trading days over a 30 trading day period, and 100% of the escrowed Sponsor shares will be released from escrow if at any time prior to the seventh anniversary of the closing the closing price of shares of Class A common stock is greater than or equal to $12.50 for 20 trading days over a 30 trading day period, or subject to certain triggers related to de-listing or a change of control of the Company.

The Merger Agreement also requires the establishment of a new management incentive plan and allocates a number of shares to such plan equal to 10% of the issued and outstanding shares of the Company after the closing, treating for such purposes (i) the Post-Merger Repay Units as if they had been converted into Company common stock, (ii) the Earn Out Units as if they had been issued and converted into Company common stock, and (iii) the number of shares reserved under the incentive plan as if they were issued and outstanding.

Pursuant to the Merger Agreement and subject to certain conditions set forth thereunder, either the Company or Repay can terminate the Merger Agreement if the Closing has not occurred on or prior to July 31, 2019.

On January 21, 2019, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (“SunTrust”) provided a commitment letter to Merger Sub (the “Debt Commitment Letter”) to provide credit facilities of approximately $170,400,000 at the closing of the Merger.

In conjunction with its contingent forward purchase contract as described in Note 6, a member of the Sponsor granted its consent to the Merger Agreement. However, in order to facilitate the arrangement of the SunTrust debt financing, the member of the Sponsor waived its right to provide equity financing for the proposed transaction.

On May 9, 2019, the parties to the Merger Agreement entered into the Second Amendment to the Merger Agreement (the ” Second Amendment ”) pursuant to which the parties further amended and restated the Merger Agreement, effective as of January 21, 2019, in order to, among other things:

●	require as a condition to the closing of the Transactions (the “Closing”) that Thunder Bridge (i) obtain the requisite consent of the holders of Thunder Bridge’s Warrants (as defined below) to enter into and implement the Warrant Amendment (as defined below) (and provide each of Thunder Bridge and Repay a right to terminate the Merger Agreement if such consent is not obtained), and (ii) enter into and implement the Warrant Amendment;

●	reduce the Base Merger Consideration (as defined in the Merger Agreement) from $600,000,000 to $580,650,000;

●	reduce the Required Cash Consideration Amount (as defined in the Merger Agreement) by $30,000,000;

●	reduce the Cash Consideration payable to the Company Equity Holders (as defined in the Merger Agreement) by the amount of cash required to be paid to holders of Warrants pursuant to the Warrant Amendment;

●	provide for the retention by the consolidated post-Closing company of up to $50,000,000 to the extent there are cash proceeds in excess of the cash amounts required to be paid in connection with the Closing (in addition to the $10 million in cash reserves already provided for in the Merger Agreement) (the ” Company Balance Sheet Allocation “), which excess cash proceeds are intended to be used for general corporate purposes, including paying debt or funding future acquisitions;

●	remove the $300,000,000 cap on Cash Consideration payable to the Company Equity Holders;

●	provide that Richard Thornburgh will serve on the board of directors of the surviving corporation in lieu of James Kirk;

●	eliminate certain escrow and other provisions of the Merger Agreement relating to contingent obligations of Repay that have been eliminated or satisfied;

●	add additional covenants regarding any Additional Equity Financing (as defined in the Merger Agreement) that is obtained, including the PIPE Investment (as defined below);

●	add additional covenants regarding the Warrant Amendment (including the related Warrantholder Meeting (as defined below)) referred to below; and

●	exclude the Sponsor and the PIPE Investors (as defined below) from Repay’s Closing condition under the Merger Agreement relating to the 9.9% and 25% Thunder Bridge share ownership limitations upon the Closing.

In the Second Amendment, the parties also approved and consented to the Sponsor Letter Amendment (as defined below) and the PIPE Investment with the PIPE Investors specified therein.

On June 19, 2019, the parties to the Merger Agreement entered into the Third Amendment to the Merger Agreement (the “Third Amendment”) pursuant to which the parties amended the Merger Agreement to extend the termination date of the Merger Agreement from June 30, 2019, to July 31, 2019. In addition, Repay consented to the Debt Commitment Letter Amendment (as defined below).

In connection with the execution of the Third Amendment, the parties to the Debt Commitment Letter agreed to amend the Debt Commitment Letter (the “Debt Commitment Letter Amendment”) to extend the termination date of the Debt Commitment Letter from June 30, 2019 to July 31, 2019.

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

Amended Sponsor Letter

In connection with the execution of the Second Amendment and the PIPE Investment, the parties amended the letter agreement, dated as of January 21, 2019 (the “Sponsor Earnout Letter”), among Thunder Bridge, the Sponsor and Repay (such amendment, the “Sponsor Letter Amendment”).

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

The Warrant Amendment

In connection with, and as a condition to the consummation of, the proposed Transactions, Thunder Bridge is proposing to enter into an amendment (the ” Warrant Amendment “) to the Warrant Agreement, dated as of June 18, 2018 (the ” Warrant Agreement ”), between Thunder Bridge and Continental Stock Transfer & Trust Company, as warrant agent (the ” Warrant Agent ”). Pursuant to the Warrant Amendment, the Warrant Agreement will be amended to provide, that:

●	each of the warrants (the “Warrants”) to purchase Thunder Bridge Class A ordinary shares outstanding immediately prior to the Closing, including the Warrants issued in Thunder Bridge’s initial public offering (the ” Public Warrants “) and the Warrants initially issued to the Sponsor and Cantor in a private placement (the ” Private Warrants “), will become exercisable for one-quarter of one Class A ordinary share of Thunder Bridge, rather than a whole Class A ordinary share, at an exercise price of $2.875 per one-quarter share ($11.50 per whole share);

●	each holder of the Warrants will receive, for each such Warrant (in exchange for the reduction in the number of shares for which such Warrants are exercisable), $1.50 in cash (the ” Warrant Cash Payment “); and

●	the Private Warrants will be redeemable and exercisable on the same basis as the Public Warrants.

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

The Warrant Amendment requires the approval of holders of at least 65% of the outstanding Public Warrants to become effective. Thunder Bridge will call a meeting (the “Warrantholder Meeting “) of the holders of the outstanding Warrants (“Warrantholders”) (to be held immediately prior to the special meeting of holders of Thunder Bridge ordinary shares to be called to consider and vote upon the matters relating to the Transactions) to approve the Warrant Amendment.

Cantor Forfeiture Agreement

In connection with the PIPE Investment, on May 9, 2019, Cantor Fitzgerald & Co. (“Cantor”) entered into a letter agreement, pursuant to which Cantor agreed to forfeit all 350,000 of its Private Warrants. Cantor also waived its rights to the Warrant Cash Payment with respect to its Private Warrants.

Extraordinary General Meeting of Shareholders and Special Meeting of Public Warrant Holders

On June 20, 2019, the Company announced that it has set July 10, 2019 as the meeting date for the extraordinary general meeting of shareholders (the “Shareholders Meeting”) and the special meeting of holders of its public warrants (the “Warrant Holders Meeting”) relating to the previously announced Transactions. At the Shareholders Meeting, Thunder Bridge’s shareholders will be asked to approve and adopt the Merger Agreement, as amended, and such other proposals as disclosed in the proxy statement/prospectus relating to the transactions. At the Warrant Holders Meeting, holders of Thunder Bridge’s public warrants will be asked to approve and adopt the previously announced proposal to amend certain terms of the warrants. If the proposals at the Shareholders Meeting and the Warrant Holders Meeting are approved, Thunder Bridge anticipates closing the Business Combination shortly thereafter, subject to the satisfaction or waiver (as applicable) of all other closing conditions.

Results of Operations

For the three and six months ended June 30, 2019, we had a net income of $561,700 and $1,079,312, and a loss from operations of $1,098,216 and $2,102,450, respectively. For the three and six months ended June 30, 2018, we had a net loss of $40,639 and $40,699, respectively. Our entire activity from inception to June 21, 2018 was in preparation for our Public Offering. Since the consummation of our Public Offering through June 30, 2019, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our Business Combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

As of June 30, 2019, we have available to us $4,005 of cash on our balance sheet and a working capital deficit of $2,183,767. We have been advanced $561,866 by our Sponsor to fund our operations. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes its initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from its trust account would be used for such repayment. Up to $1,500,000 (excluding the $600,000 discussed herein) of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. On April 15, 2019, the Company executed a promissory note with the Sponsor, whereby the Company may borrow up to $600,000. The note is non-interest bearing and matures the earlier of the date of the consummation of the Business Combination or the date of the winding down of the Company. As of June 30, 2019, the Company has borrowed $561,866 under the promissory note. All advances under the note are at the discretion of our Sponsor.

We currently have $4,005 of cash available to fund our operations with a working capital deficit of $2,183,767. If our funds are insufficient to meet the expenditures required for operating our business through the consummation of the Transactions and in the event that that Transactions are not consummated, we will likely need to raise additional funds in order to meet the expenditures required for operating our business. Moreover, in the event that the Transactions are not consummated, we may need to obtain additional financing to either complete our business combination if our forward purchase agreements are not consummated or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We cannot assume that additional financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations

At June 30, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Gain (Loss) Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended June 30, 2019 and 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended June 30, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented. A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$561,700	$(4,588)	$1,079,312	$(4,648)

Less: Income attributable to ordinary shares	(1,561,343)	(36,051)	(3,004,175)	(36,051)

Net loss available to ordinary shares:	$(999,643)	$(40,639)	$(1,924,863)	$(40,699)

Basic and diluted weighted average number of shares	7,982,110	6,596,299	7,890,005	6,523,554

Basic and diluted loss available to ordinary shares	$(0.13)	$(0.01)	$(0.24)	$(0.01)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

Offering Cost

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Bulletin 5A - “Expenses of Offering.” Offering costs were $14,889,816 (including underwriting commission of $4,500,000 and deferred underwriting commissions of $9,690,000), consisting principally of costs incurred in connection with formation and preparation for the Public Offering. These offering costs were charged to additional paid in capital upon closing of the Public Offering.

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

Through June 30, 2019, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on September 18, 2017. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

After deducting the underwriting fee (excluding the deferred underwriting commission of $9,690,000, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the Private Placement of the Placement Warrants was approximately $261,734,500 of which $260,580,000 (or $10.10 per Unit sold in the Public Offering) was placed in the Trust Account. Approximately $1,169,015 was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of June 30, 2019, cash held outside the Trust Account was $4,005. The net proceeds of the Public Offering and the sale of the Placement Warrants are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Third Amendment to Agreement and Plan of Merger, dated as of June 19, 2019, by and among Thunder Bridge, Merger Sub, Repay, and the Repay Securityholder Representative (1)
10.1	Second Amendment to Sponsor Letter Agreement, dated as of May 29, 2019, by and among Thunder Bridge, Sponsor and Repay (2)
10.2	Form of Parent Sponsor Stockholder Agreement, dated May 29, 2019, by and between Thunder Bridge and the Sponsor (2)
10.3	Parent Sponsor Director Support Agreement, dated as of May 29, 2019, by Paul R. Garcia in favor of Thunder Bridge and Repay (1)(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 20, 2019 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 29, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER BRIDGE ACQUISITION, LTD

Date: July 9, 2019	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer

Date: July 9, 2019	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)