Form 10-Q
period 2019-09-30
Repay Holdings Corp
filed 2019-11-14
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38531

Repay Holdings Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	98-1496050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 West Paces Ferry Road, Suite 200 Atlanta, GA	30305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 504-7472

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	RPAY	The NASDAQ Stock Market LLC

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of November 8, 2019, there are 39,430,397 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended September 30, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, the expected benefits from the Business Combination, the expected benefits of the acquisition of TriSource Solutions, LLC, the expected benefits of the acquisition of APS Payments, our financial performance, our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part II, Item 1A “Risk Factors" of this Form 10-Q. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
	(Successor)	(Predecessor)
Assets
Cash and cash equivalents	$45,493,526	$13,285,357
Accounts receivable	12,636,396	5,979,247
Prepaid expenses and other	4,075,814	817,212
Total current assets	62,205,736	20,081,816

Property, plant and equipment, net	1,485,207	1,247,149
Restricted cash	11,555,559	9,976,701
Customer relationships, net of amortization	231,461,182	62,528,880
Software, net of amortization	65,523,119	5,170,748
Other intangible assets, net of amortization	26,659,947	523,133
Goodwill	369,927,511	119,529,202
Total noncurrent assets	706,612,525	198,975,813
Total assets	$768,818,261	$219,057,629

Liabilities
Accounts payable	$8,742,117	2,909,378
Accrued expenses	18,638,336	12,837,826
Current maturities of long-term debt	5,250,000	4,900,000
Current tax receivable agreement	2,231,575	-
Total current liabilities	34,862,028	20,647,204

Long-term debt, net of current maturities	198,908,296	85,815,204
Line of credit	-	3,500,000
Tax receivable agreement	64,106,048	-
Deferred tax liability	2,858,139	-
Other liabilities	16,863	16,864
Total noncurrent liabilities	265,889,346	89,332,068
Total liabilities	$300,751,374	$109,979,272

Commitment and contingencies (Note 8)

Members' Equity		$109,078,357
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized and 35,488,060 issued and outstanding as of September 30, 2019	3,549
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of September 30, 2019	-
Additional paid-in capital	300,342,826
Accumulated deficit	(46,137,789)
Total stockholders' equity	$254,208,586

Equity attributable to noncontrolling interests	213,858,301

Total liabilities and stockholders' equity and members' equity	$768,818,261	$219,057,629

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	From July 11, 2019 to September 30, 2019	From July 1, 2019 to July 10, 2019	From January 1, 2019 to July 10, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(Successor)	(Predecessor)
Revenue
Processing and service fees	$24,609,417	$2,431,239	$49,401,082	$20,316,928	$60,785,117
Interchange and network fees	12,546,350	1,475,928	29,988,744	11,974,980	35,369,642
Total Revenue	37,155,767	3,907,167	79,389,826	32,291,908	96,154,759

Operating Expenses
Interchange and network fees	$12,546,350	1,475,928	29,988,744	11,974,980	35,369,642
Other costs of services	7,050,567	565,276	12,574,244	6,332,224	20,302,152
Selling general and administrative	21,002,624	34,069,143	51,201,322	6,103,913	21,008,801
Depreciation and amortization	10,702,840	333,290	6,222,917	2,665,925	7,580,345
Change in fair value of contingent consideration	-	-	-	-	(1,000,000)
Total operating expenses	51,302,381	36,443,637	99,987,227	27,077,042	83,260,940

Income (loss) from operations	(14,146,614)	(32,536,470)	(20,597,401)	5,214,866	12,893,819

Other income (expense)
Interest expense	(2,685,998)	(226,539)	(3,145,167)	(1,487,551)	(4,500,929)
Change in fair value of tax receivable liability	(450,922)	-	-	-	-
Other income (expense)	(1,315,932)	-	38	23	(1,127)
Total other income (expenses)	(4,452,852)	(226,539)	(3,145,129)	(1,487,528)	(4,502,056)

Income (loss) before income tax expense	(18,599,466)	(32,763,009)	(23,742,530)	3,727,338	8,391,763
Income tax benefit (expense)	2,719,402
Net income (loss)	$(15,880,064)	$(32,763,009)	$(23,742,530)	$3,727,338	$8,391,763
Less: Net income (loss) attributable to noncontrolling interests	$(7,399,303)
Net income (loss) attributable to the Company	$(8,480,761)	$(32,763,009)	$(23,742,530)	$3,727,338	$8,391,763

Earnings (loss) per Class A share:
Basic and diluted	$(0.25)
Weighted-average shares outstanding:
Basic and diluted	34,326,127

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

Total Equity
(Predecessor)
Balance at December 31, 2017	$104,051,883
Net income	4,664,425
Contributions by members	-
Stock based compensation	431,721
Distribution to members	(1,360,159)
Balance at June 30, 2018	$107,787,870
Net income	3,727,338
Contributions by members	-
Stock based compensation	198,501
Distribution to members	(2,383,667)
Balance at September 30, 2018	$109,330,042

Balance at December 31, 2018	$109,078,357
Net income	9,020,479
Contributions by members	-
Stock based compensation	250,783
Distribution to members	(6,904,991)
Balance at June 30, 2019	$111,444,628
Net loss	(32,763,009)
Contributions by members	-
Stock based compensation	658,195
Distribution to members	-
Balance at July 10, 2019	$79,339,814

	Class A Common Stock		Class V Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests
Balance at July 11, 2019	33,430,259	$3,343	100	$0	$290,592,210	$(37,657,028)	$252,938,525	$221,443,561
Release of Founder Shares	1,482,500	148		-	(148)	-	-	-
Release of share awards vested under 2019 Plan	575,301	58		-	(58)	-	-	-
Stock-based compensation		-		-	9,750,822	-	9,750,822	-
Tax distribution from Hawk Parent		-		-	-	-	-	(185,957)
Net loss		-		-	-	(8,480,761)	(8,480,761)	(7,399,303)
Balance at September 30, 2019 (Successor)	35,488,060	$3,549	100	$0	$300,342,826	$(46,137,789)	$254,208,586	$213,858,301

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	July 11, 2019 to September 30, 2019	January 1, 2019 to July 10, 2019	Period Ended September 30, 2018
	(Successor)	(Predecessor)	(Predecessor)
Cash flows from operating activities
Net income (loss)	$(15,880,064)	$(23,742,530)	$8,391,763

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	10,702,840	6,222,917	7,580,345
Stock based compensation	9,750,822	908,978	630,222
Amortization of debt issuance costs	223,761	215,658	305,552
Fair value change in tax receivable liability	450,922	-	-
Deferred tax expense	(2,719,402)	-	-
Change in accounts receivable	247,912	(4,614,620)	(1,157,087)
Change in prepaid expenses and other	(3,089,306)	(73,533)	1,781
Change in accounts payable	2,914,452	1,297,035	233,108
Change in accrued expenses and other	2,335,150	28,136,310	(1,190,237)
Net cash provided by operating activities	4,937,087	8,350,215	14,795,447

Cash flows from investing activities
Purchases of property and equipment	(265,720)	(203,026)	(659,343)
Purchases of software	(1,682,965)	(3,842,744)	(3,635,741)
Acquisition of Hawk Parent, net of cash and restricted cash acquired	(242,599,551)	-	-
Acquisition of TriSource, net of cash and restricted cash acquired	(58,958,915)	-	-
Net cash used in investing activities	(303,507,151)	(4,045,770)	(4,295,084)

Cash flows from financing activities
Change in line of credit	(3,500,000)	-	3,000,000
Issuance of long-term debt	210,000,000	-	-
Payments on long-term debt	(89,800,000)	(2,450,000)	(3,675,000)
Private placement issuance of Class A Common Stock	135,000,000	-	-
Repurchase of outstanding warrants	(38,700,000)	-	-
Conversion of Thunder Bridge Class A ordinary shares to Class A Common Stock	148,870,571	-	-
Distributions to Members	(185,957)	(6,904,991)	(3,743,826)
Payment of loan costs	(6,065,465)	-	-
Net cash provided (used) by financing activities	355,619,149	(9,354,991)	(4,418,826)

(Decrease) increase in cash, cash equivalents and restricted cash	57,049,085	(5,050,546)	6,081,537
Cash, cash equivalents and restricted cash at beginning of period	$-	$23,262,058	$13,091,172
Cash, cash equivalents and restricted cash at end of period	$57,049,085	$18,211,512	$19,172,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest	$1,907,283	$2,929,509	$4,195,377

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Acquisition of Hawk Parent in exchange for Class A Common Stock	$220,056,226

Acquisition of Hawk Parent in exchange for amounts payable under Tax Receivable Agreement	$65,886,701

Acquisition of Hawk Parent in exchange for contingent consideration	$12,300,000

Acquisition of TriSource in exchange for contingent consideration	$2,250,000

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Repay Holdings Corporation and its consolidated subsidiaries (“REPAY” or the “Company”) is a full‑service provider of electronic transaction processing services.  The Company targets its marketing efforts to certain industries that have specific transaction processing needs.

On July 11, 2019, Thunder Bridge Acquisition, Ltd. (“Thunder Bridge”) domesticated into a Delaware corporation (the “Domestication”) and consummated the merger (the “Merger”) of a wholly-owned subsidiary of Thunder Bridge with and into Hawk Parent Holdings LLC (together with its subsidiaries “Hawk Parent”), pursuant to a Second Amended and Restated Agreement and Plan of Merger dated effective as of January 21, 2019 (as amended or supplemented from time to time, the “Merger Agreement”) among Thunder Bridge, Hawk Parent and certain other parties thereto (the Domestication, the Merger and other transactions contemplated by the Merger Agreement, collectively, the “Business Combination”), following the approval at the extraordinary general meeting of the shareholders of Thunder Bridge held on July 10, 2019 (the “Shareholders Meeting”). In connection with the closing of the Business Combination (the “Closing”), the registrant changed its name from Thunder Bridge Acquisition, Ltd. to Repay Holdings Corporation and its trading symbols on NASDAQ from “TBRGU”, “TBRG” and “TBRGW” to “RPAY” and “RPAYW”.

Pursuant to the Business Combination, Thunder Bridge’s then issued and outstanding Class A ordinary shares and Class B ordinary shares automatically converted, on a one-for-one basis, into shares of Class A common stock of Repay Holdings Corporation, and each issued and outstanding warrant to purchase Class A ordinary shares of Thunder Bridge became, after giving effect to the Warrant Amendment (as defined below), exercisable by its terms to purchase an equal number of shares of Class A common stock. In addition, pre-Business Combination members of Hawk Parent received as consideration for their existing limited liability company interests of Hawk Parent an amount of cash and a number of units representing limited liability company interests of Hawk Parent as the surviving company following the Merger (the “Post-Merger Repay Units”, and holders of such Post-Merger Repay Units, the “Repay Unitholders”). In connection with the issuance of such Post-Merger Repay Units, the Company issued to Hawk Parent, as the surviving company following the Merger, 100 shares of Class V common stock of the Company, and Hawk Parent distributed one share of Class V common stock to each holder of Post-Merger Repay Units. The rights of holders of the Company’s common stock and warrants are governed by its certificate of incorporation, its bylaws and the Delaware General Corporation Law (the “DGCL”), and in the case of the warrants, the Warrant Agreement, dated June 18, 2018, between Thunder Bridge and the Continental Stock Transfer & Trust Company, as amended by the Warrant Amendment (the “Warrant Amendment”), dated July 11, 2019 (as amended, the “Warrant Agreement”).

As a result of the Business Combination, for accounting purposes, Repay Holdings Corporation is the acquirer and Hawk Parent is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of Hawk Parent as “Predecessor” for periods prior to the completion of the Business Combination and of Repay Holdings Corporation, including the consolidation of Hawk Parent, for periods from and after the Closing (referred to as the “Successor”).

On August 13, 2019, the Successor, through its indirect majority owned subsidiary Repay Holdings, LLC, the members of TriSource Solutions, LLC (“TriSource”) and certain other parties entered into a Securities Purchase Agreement dated effective as of August 13, 2019 (as amended or supplemented from time to time, the “TriSource Purchase Agreement”), pursuant to which REPAY acquired TriSource (the “TriSource Acquisition”). TriSource, founded in 2007, provides back-end transaction processing services to independent sales organizations (“ISO’s”) and operates as a direct ISO on behalf of its owned portfolios and external sales agents.

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for each of the two years ended December 31, 2018 and 2017 and Hawk Parent Holdings LLC audited consolidated financial statements and accompanying notes for each of the two years ended December 31, 2018 and 2017, which are included in the Company’s Form 10-K for the year ended December 31, 2018 and the final prospectus and definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) by Thunder Bridge on June 24, 2019.

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q and Rule 10-01 of SEC Regulation S-X as they apply to interim financial information. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading.

The interim consolidated financial statements are unaudited, but in the Company’s opinion include all adjustments that are necessary for a fair statement of operations for the periods presented. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of Repay Holdings Corporation, the majority-owned Hawk Parent Holdings LLC and its wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Service LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC, Marlin Acquirer, LLC, REPAY International LLC, REPAY Canada ULC, and TriSource Solutions, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

The balance sheet data as of December 31, 2018 was derived from the audited Consolidated Financial Statements of Hawk Parent included in the final prospectus and definitive proxy statement filed with the SEC on June 24, 2019 by Thunder Bridge. The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements of Hawk Parent for the year ended December 31, 2018 and the final prospectus and definitive proxy statement filed with the SEC by Thunder Bridge on June 24, 2019.

The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported consolidated statements of operations during the reporting period. Actual results could differ materially from those estimates.

Earnings per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to the Company, adjusted for the assumed exchange of all Post-Merger Repay Units, by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements.

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Predecessor’s LLC membership structure included several different types of LLC interests including ownership interests and profits interests. The Company analyzed the calculation of earnings per unit by using the two‑class method and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, the Predecessor’s earnings per share information has not been presented for any period.

Equity Units Awarded

The Repay Holdings Corporation 2019 Omnibus Incentive Plan (the “2019 Plan”) provides for the grant of various equity-based incentive awards to employees, directors, consultants and advisors to the Company. The types of equity-based awards that may be granted under the 2019 Plan include: stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards. There are 7,326,728  shares of Class A common stock reserved for issuance under the 2019 Plan.

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite or derived service period.

The Predecessor accounted for profit units awarded to management based on the fair value of the awards on the date of the grant and recognizes compensation expense for those awards over the requisite service period. The profits units were fully vested as of the Closing.

The fair value of the RSAs and RSUs granted under the 2019 Plan and the profit interests granted under the profit unit plan of the Predecessor is estimated on the grant date using the Black‑Scholes option valuation model. The Black‑Scholes option valuation model incorporates assumptions as to dividend yield, expected volatility, an appropriate risk‑free interest rate, and the expected life of the option. Forfeitures are accounted for as they occur.

Taxation

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to net operating losses, tax credits, and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company reports a liability or a reduction of deferred tax assets for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. When applicable, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases (Subtopic 842). The purpose of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU require that lessees recognize the rights and obligations resulting from leases as assets and liabilities on their balance sheets, initially measured at the present value of the lease payments over

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the term of the lease, including payments to be made in optional periods to extend the lease and payments to purchase the underlying assets if the lessee is reasonably certain of exercising those options. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.

The effective date of this ASU for emerging growth companies is for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Management is currently assessing the impact this ASU will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial application recognized at the date of initial application for fiscal years beginning after December 15, 2017. In August 2015, the FASB issued ASU 2015‑14 which defers the effective date of ASU 2014‑09 one year for private or emerging growth companies, making it effective for annual reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. The Company is in the process of reviewing the potential impact the adoption of this guidance will have on its consolidated financial statements.

Reclassification

Certain amounts in the consolidated financial statements have been reclassified from their original presentation to conform to current year presentation. These reclassifications had no material impact on the consolidated financial statements as previously reported.

3. Earnings per share

During the Successor period from July 11, 2019 to September 30, 2019, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all Post-Merger Repay Units, unvested restricted share awards and all warrants would have been anti-dilutive.

The following table summarizes net loss attributable to the Company and the weighted average basic and basic and diluted shares outstanding during the Successor period from July 11, 2019 to September 30, 2019:

July 11, 2019 to September 30, 2019
Loss before income tax expense	$(18,599,466)
Less: Net loss attributable to noncontrolling interests	(7,399,303)
Less: Income tax benefit	2,719,402
Net loss attributable to the Company	$(8,480,761)

Weighted average shares of Class A common stock outstanding - basic and diluted	34,326,127

Loss per share of Class A common stock outstanding - basic and diluted	$(0.25)

For the Successor period, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Post-Merger Repay Units exchangeable for Class A common stock	22,045,296
Earn-out Post-Merger Repay Units exchangeable for Class A common stock	7,500,000
Dilutive warrants exercisable for Class A common stock	1,160,053
Unvested restricted share awards of Class A common stock	2,031,861
Share equivalents excluded from earnings (loss) per share	32,737,210

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

4. Business combinations

Hawk Parent Holdings LLC

Thunder Bridge and Hawk Parent entered into the Merger Agreement effective as of January 21, 2019 and announced consummation of the transactions contemplated by the Merger Agreement on July 11, 2019. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Closing, (a) Thunder Bridge effected the domestication to become a Delaware corporation and (b) a wholly-owned subsidiary of Thunder Bridge merged with and into Hawk Parent, with Hawk Parent continuing as the surviving entity and becoming a subsidiary of the Company (with Thunder Bridge receiving membership interests in Hawk Parent as the surviving entity and becoming the managing member of the surviving entity). At the effective time of the Business Combination, Thunder Bridge changed its corporate name to “Repay Holdings Corporation” and all outstanding securities of Hawk Parent converted into the right to receive the consideration specified in the Merger Agreement.

Each member of Hawk Parent received in exchange for their limited liability interests (i) one share of Class V common stock of the Company and (ii) a pro rata share of (A) non-voting limited liability units of Hawk Parent as the surviving entity, referred to as Post-Merger Repay Units, (B) certain cash consideration, and (C) the contingent right to receive certain additional Post-Merger Repay Units issued as an earn-out under the Merger Agreement after the Closing (“Earn-Out Units”). Shares of Class A common stock of the Company will provide the holder with voting and economic rights with respect to the Company as a holder of common stock. Each share of Class V common stock of the Company entitles the holder to vote as a stockholder of the Company, with the number of votes equal to the number of Post-Merger Repay Units held by the holder but provides no economic rights to the holder. At any time after the six month anniversary of the Closing, pursuant to the terms of the Exchange Agreement, each holder of a Post-Merger Repay Unit will be entitled to exchange such unit for one share of Class A common stock of the Company.

The amount of cash consideration paid to selling Hawk Parent members at the Closing was equal to the following: (i) the total cash and cash equivalents of Thunder Bridge (including funds in its trust account after the redemption of its public stockholders and the proceeds of any debt or equity financing), minus (ii) the amount of Thunder Bridge’s unpaid expenses and obligations, plus (iii) the cash and cash equivalents of Hawk Parent as of immediately prior to the effective time of the Business Combination (excluding restricted cash), minus (iv) the amount of unpaid transaction expenses of Hawk Parent as of the Closing, minus (v) the amount of the indebtedness and other debt-like items of Hawk Parent and its subsidiaries as of the Closing, minus (vi) the amount of change of control and similar payments payable to employees of Hawk Parent in connection with the Business Combination, minus (vii) an amount of cash reserves equal to $10,000,000, minus (viii) a cash escrow of $150,000, minus (ix) an amount equal to $2,000,000 to be held by a representative of the selling Hawk Parent members, minus (x) the cash payment required in connection with the Warrant Amendment, minus (xi) an amount required to be deposited on the balance sheet of Hawk Parent in connection with the Business Combination.

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to a Tax Receivable Agreement between the Company and the selling Hawk Parent members, the Company will pay to exchanging holders of Post-Merger Repay Units 100% of the tax savings that the Company realizes as a result of increases in tax basis in REPAY’s assets as a result of the exchange of the Post-Merger Repay Units for shares of Class A common stock pursuant to the Exchange Agreement and certain other tax attributes of Repay and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.

Hawk Parent constitutes a business, with inputs, processes, and outputs. Accordingly, the Business Combination constitutes the acquisition of a business for purposes of ASC 805 and, due to the changes in control from the Business Combination, is accounted for using the acquisition method. Under the acquisition method, the acquisition date fair value of the gross consideration paid by Thunder Bridge to close the Business Combination was allocated to the assets acquired and the liabilities assumed based on their estimated fair values.

The following summarizes the preliminary purchase consideration paid to the selling members of Hawk Parent:

Cash Consideration	$260,811,062
Unit Consideration (1)	220,452,964
Contingent consideration (2)	12,300,000
Tax receivable agreement liability (3)	65,886,701
Net working capital adjustment	(396,737)
Total purchase price	$559,053,990

(1)	The Company issued 22,045,297 shares of Post-Merger Repay Units valued at $10.00 per share as of July 11, 2019.
(2)

Reflects the fair value of Earn-Out Units, the contingent consideration to be paid to the selling members of Hawk Parent, pursuant to the Merger Agreement. The Company will reflect this as noncontrolling interests on its balance sheet. The Repay Unitholders will have the contingent earn out right to receive, up to 7,500,000 Earn-Out Units based on the stock price of the Company during the 12 and 24 month anniversaries of the Closing as follows:

a.

If within the twelve month anniversary of the Closing, the volume weighted average price of the Class A Common Stock is greater than or equal to $12.50 over any 20 trading days within any 30 trading day period, the selling Hawk Parent members will be entitled to receive 50% of the Earn Out Units; and

b.

If within the twenty-four month anniversary of the Closing, the volume weighted average price of the Class A Common Stock is greater than or equal to $14.00 over any 20 trading days within any 30 trading day period, the selling Hawk Parent members will be entitled to receive 100% of the Earn Out Units.

(3)

Represents liability with an estimated fair value of $65.9 million as a result of the Tax Receivable Agreement (TRA). If all the Post-Merger Repay Units are ultimately exchanged, the Company currently estimates that the Company would be required to pay an additional $60.7 million, which, combined with the initial $65.6 million, results in a total estimated payout of $126.6 million under the TRA.  The initial $65.6 million is computed using actual cash consideration exchanged in the Business Combination.  The remaining $60.7 million is computed based on a full exchange of the remaining Post-Merger Repay Units at $10.00 per share.

The Company recorded an allocation of the purchase price to Hawk Parent’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the July 11, 2019 closing date. The preliminary purchase price allocation is as follows:

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents	$11,281,078
Accounts receivable	10,593,867
Prepaid expenses and other current assets	890,745
Total current assets	22,765,690
Property, plant and equipment, net	1,167,872
Restricted cash	6,930,434
Identifiable intangible assets	301,000,000
Total identifiable assets acquired	331,863,996
Accounts payable	(4,206,413)
Accrued expenses	(8,831,363)
Accrued employee payments	(6,501,123)
Other liabilities	(16,864)
Repay debt assumed	(93,514,583)
Net identifiable assets acquired	218,793,650
Goodwill	340,260,340
Total purchase price	$559,053,990

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-competition agreements	$3.0	2
Trade names	20.0	Indefinite
Developed technology	65.0	3
Merchant relationships	210.0	10
Channel relationships	3.0	10
	$301.0

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill, $340.3 million, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Hawk Parent.

The Successor incurred $1,212,589 of transaction expenses related to the Business Combination, from July 11, 2019 to September 30, 2019.  The Predecessor incurred $32,420,151 and $34,761,354 of transaction expenses from July 1 to July 10, 2019 and January 1 to July 10, 2019, respectively.  Thunder Bridge incurred $14,969,576 and $16,172,974 of transaction expenses, not reported in the Predecessor consolidated statement of operations, directly related to the Business Combination for the period from July 1, 2019 to July 10, 2019 and the period from January 1, 2019 to July 10, 2019, respectively.

TriSource Solutions, LLC

Upon closing the TriSource Acquisition, the Company acquired all of the ownership interests of TriSource Solutions, LLC.  The TriSource Acquisition provides the Company with its own back-end transaction processing capabilities that will allow the Company to reduce future targets’ transaction processing costs and to expedite other synergy realization efforts.

Under the terms of the TriSource Purchase Agreement, the aggregate consideration paid at closing by REPAY was approximately $60 million in cash. In addition to the closing consideration, the TriSource Purchase Agreement contains a performance based earn-out based on future results of the acquired business, which could result in an additional payment to the former owners of TriSource of up to $5 million. The TriSource Acquisition was financed with a combination of cash on hand and committed borrowing capacity under the Company’s existing credit facility. The TriSource Purchase Agreement contains customary representations, warranties and covenants by REPAY and the former owners of TriSource, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the selling members of TriSource:

Cash Consideration	$60,034,000
Contingent consideration (1)	2,250,000
Total purchase price	$62,284,000

(1)

Reflects the fair value of Earn-Out Payment, the contingent consideration to be paid to the selling members of TriSource, pursuant to the TriSource Purchase Agreement. The selling members of TriSource will have the contingent earn-out right to receive a payment of up to $5.0 million dependent upon the Gross Profit, as defined in the TriSource Purchase Agreement, for the period commencing on July 1, 2019 and ending on June 30, 2020.

The Company recorded a preliminary allocation of the purchase price to TriSource’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the August 13, 2019 closing date. The preliminary purchase price allocation is as follows:

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents	$383,236
Accounts receivable	2,290,441
Prepaid expenses and other current assets	95,763
Total current assets	2,769,440
Property, plant and equipment, net	215,739
Restricted cash	509,019
Identifiable intangible assets	31,500,000
Total identifiable assets acquired	34,994,198
Accounts payable	(1,621,252)
Accrued expenses	(756,117)
Net identifiable assets acquired	32,616,829
Goodwill	29,667,171
Total purchase price	$62,284,000

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-competition agreements	$0.2	2
Trade names	0.8	Indefinite
Developed technology	4.0	3
Merchant relationships	26.5	10
	$31.5

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill, $29.7 million, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of TriSource.

The Company incurred transaction expenses of $1,104,934 from July 11, 2019 to September 30, 2019, related to the TriSource Acquisition.  Since the date of the acquisition, TriSource has contributed $3,440,678 to revenue and $170,874 in net income to the Company’s unaudited consolidated statement of operations.

Pro Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis give effect to the Hawk Parent Business Combination and TriSource Acquisition as if the transactions had occurred on January 1, 2018.  The unaudited pro forma information reflects adjustments for the issuance of the Company’s common stock, debt incurred in connection with the transactions, impact of the fair value of intangible assets acquired and related amortization and other adjustments the Company believes are reasonable for the pro forma presentation. In addition, the pro forma earnings exclude acquisition-related costs.

	Pro Forma Three Months Ended September 30, 2019	Pro Forma Three Months Ended September 30, 2018	Pro Forma Nine Months Ended September 30, 2019	Pro Forma Nine Months Ended September 30, 2018
Revenue	$44,182,943	$38,396,483	$132,946,950	$113,973,450
Net loss	(14,360,187)	(5,997,998)	(22,112,665)	(21,465,282)
Net loss attributable to non-controlling interests	(5,850,340)	(2,443,584)	(9,008,700)	(8,744,956)
Net loss attributable to the Company	(8,509,847)	(3,554,414)	(13,103,965)	(12,720,326)

Loss per Class A share - basic and diluted	$(0.25)	$(0.11)	$(0.38)	$(0.38)

5. Property and equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2019	2018
	(Successor)	(Predecessor)
Furniture, fixtures, and office equipment	$850,944	$893,287
Computers	589,375	600,139
Leasehold improvements	209,011	310,520
Total	1,649,330	1,803,946
Less: Accumulated depreciation and amortization	164,123	556,797
	$1,485,207	$1,247,149

Depreciation expense for property and equipment was $164,123 for the Successor period from July 10, 2019 to September 30, 2019, and $15,220 for the Predecessor period from July 1, 2019 to July 10, 2019.  For the Predecessor period from January 1, 2019 to July 10, 2019 depreciation expense was $282,303.  Depreciation expense for property and equipment was $108,587 and $270,833 for the Predecessor periods of the three and nine months ended September 30, 2018, respectively.

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible assets

The Company holds definite and indefinite-lived intangible assets.  The indefinite-lived intangible assets consist of trade names, of $20,800,000, as of September 30, 2019.  This balance consists of two trade names, arising from the acquisitions of Hawk Parent and TriSource in the Successor period from July 11, 2019 to September 30, 2019.

Definite-lived intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Customer relationships	$79,187,788	$16,658,908	$62,528,880	7.92
Software costs	7,949,839	2,779,091	5,170,748	2.10
Reseller buyouts	581,000	57,867	523,133	9.00
Balance as of December 31, 2018 (Predecessor)	$87,718,627	$19,495,866	$68,222,761	7.49

Customer relationships	$236,500,000	$5,038,817	$231,461,183	9.79
Channel relationships	3,000,000	66,935	2,933,065	9.78
Software costs	70,632,965	5,109,846	65,523,119	2.78
Non-competition agreements	3,250,000	323,118	2,926,882	1.80
Balance as of September 30, 2019 (Successor)	$313,382,965	$10,538,717	$302,844,248	8.13

The Successor’s amortization expense for intangible assets was $10,538,717 for the period from July 11, 2019 through September 30, 2019.  The Predecessor’s amortization expense for intangible assets was $318,070 and $5,940,613 for the periods from July 1, 2019 to July 10, 2019 and January 1, 2019 to July 10, 2019, respectively.  The Predecessor’s amortization expense for intangible assets was $2,557,338 and $7,309,512 for the three and nine months ended September 30, 2018, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

Year Ending December 31,	Estimated Future Amortization Expense
2019	$12,279,830
2020	49,119,322
2021	48,389,953
2022	36,500,761
2023	23,950,000
2024	23,950,000
Thereafter	$108,654,382

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Borrowings

Prior Credit Agreement

The Predecessor entered into a Revolving Credit and Term Loan Agreement (the “Prior Credit Agreement”), with SunTrust Bank and the other lenders party thereto on September 28, 2017, and amended December 15, 2017, which included a revolving loan component, the term loan and a delayed draw term loan. The Prior Credit Agreement was collateralized by substantially all assets of the Predecessor, based on the Prior Credit Agreement’s collateral documents, and it included restrictive qualitative and quantitative covenants, as defined in the Prior Credit Agreement. The Predecessor was in compliance with its restrictive covenants under the Prior Credit Agreement at December 31, 2018.

The Prior Credit Agreement provided for a maximum $10,000,000 revolving loan at a variable interest rate. This facility was terminated upon the closing of the Business Combination and execution of the New Credit Agreement (defined below). At the Closing and December 31, 2018, the outstanding balance on the revolving loan was $3,500,000. This balance was settled upon the Closing. Interest expense on the line of credit totaled $7,144 and $107,032 for the periods from July 1, 2019 to July 10, 2019 and January 1, 2019 to July 10, 2019, respectively. Interest expense on the line of credit totaled $49,388 and $132,230 for the three and nine months ended September 30, 2018, respectively.

New Credit Agreement

The Company entered into a Revolving Credit and Term Loan Agreement (the “New Credit Agreement”) on July 11, 2019, with SunTrust Bank and the other lenders party thereto, which provided a revolving credit facility, a term loan A, and a delayed draw term loan at a variable interest rate (5.26% at September 30, 2019). The term of the New Credit Agreement expires on July 11, 2024. The New Credit Agreement is collateralized by substantially all of the Company’s assets, and includes restrictive qualitative and quantitative covenants, as defined in the New Credit Agreement. The Company was in compliance with its restrictive covenants under the New Credit Agreement at September 30, 2019.

The New Credit Agreement provides for an aggregate revolving commitment of $20,000,000 at a variable interest rate (5.26% at September 30, 2019). At September 30, 2019, there was no outstanding balance on the revolving credit facility. The Successor’s interest expense on the line of credit totaled $18,889 for the period from July 11, 2019 through September 30, 2019.

At September 30, 2019 and December 31, 2018, total borrowings under the New Credit Agreement and Prior Credit Agreement consisted of the following, respectively:

	September 30, 2019	December 31, 2018
	Successor	Predecessor
Non-current indebtedness:
Term Loan	$170,000,000	$63,750,000
Delayed Draw Term Loan	40,000,000	28,500,000
Revolving Credit Facility	-	3,500,000
Total borrowings under credit facility (1)	210,000,000	95,750,000
Less: Current maturities of long-term debt (2)	5,250,000	4,900,000
Less: Long-term loan debt issuance cost (3)	5,841,704	1,534,796
Total non-current borrowings	$198,908,296	$89,315,204

(1)

The Term Loan, Delayed Draw Term Loan and Revolving Credit Facility bear interest, at variable rates, which were 5.45% and 5.77% at September 30, 2019 (Successor) and December 31, 2018 (Predecessor), respectively

(2)

Pursuant to the terms of the New Credit Agreement, the Successor is required to make quarterly principal payments equal to 0.625% of the initial principal amount of the Term Loan and Delayed Draw Term Loan (collectively the “Term Loans”).  Under the Prior Credit Agreement, the Predecessor was required to make quarterly principal payments equal to 1.25% of the initial principal amount of the Term Loans.

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)

The Successor incurred $223,761 of interest expense for the amortization of deferred debt issuance costs from the Closing through September 30, 2019.  The Predecessor incurred $11,956 and $215,658 for the period from July 1, 2019 to July 10, 2019 and January 1, 2019 to July 10, 2019, respectively.

Following is a summary of principal maturities of long‑term debt for each of the next five years ending December 31 and in the aggregate:

2019	$1,312,500
2020	5,250,000
2021	7,875,000
2022	13,125,000
2023	15,750,000
2024	166,687,500
$210,000,000

     The Successor incurred interest expense on the Term Loans of $2,462,237 from July 11, 2019 through September 30, 2019.  The Predecessor incurred interest expense of $183,294 and $2,798,332 for the periods of July 1, 2019 to July 10, 2019 and January 1, 2019 to July 10, 2019, respectively. Interest expense on the long‑term debt totaled $1,339,214 and $4,065,999 for the three and nine months ended September 30, 2018, respectively.

8. Commitments and contingencies

The Company is committed under various operating leases for buildings with varying expiration dates. Future minimum lease payments under noncancelable operating leases as of September 30, 2019, are as follows:

Year Ended	Amounts
2019	$354,770
2020	842,684
2021	606,477
2022	255,105
2023	103,868
Thereafter	-
$2,162,904

9. Related party transactions

The Predecessor paid management fees to Corsair Capital LLC, a related party having common ownership in the amount of $10,753 and $210,753 from July 1, 2019 to July 10, 2019 and January 1, 2019 to July 10, 2019, respectively.  The Predecessor paid management fees of $100,000 and $300,000 for the three and nine months ended September 30, 2018, respectively, which are included in selling, general, and administrative expenses in the consolidated statement of operations.

The Successor incurred transaction costs on behalf of related parties from July 11, 2019 through September 30, 2019 of $630,455. The Predecessor incurred transaction costs on behalf of related parties from July 1, 2019 to July 10, 2019 and January 1, 2019 to July 10, 2019 of $6,631,665 and $6,762,601, respectively. The Predecessor incurred transaction costs on behalf of related parties for the three and nine months ended September 30, 2018 of $315,710 and $1,389,958, respectively.

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Share based compensation

Omnibus Incentive Plan

At the Shareholders Meeting, Thunder Bridge shareholders considered and approved the 2019 Plan which resulted in the reservation of 7,326,728 shares of common stock for issuance thereunder. The 2019 Plan became effective immediately upon the Closing.

Under this plan, the Company currently has two types of share-based compensation awards outstanding: restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Activity from July 11, 2019 through September 30, 2019 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at July 11, 2019	-
Granted	3,000,229	$11.73
Forfeited (1)	152,976	11.82
Vested	575,301	11.64
Unvested at September 30, 2019	2,271,952	$11.75

(1)

Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations.  The awards are not deemed outstanding; further, these forfeited shares are added back to the amount of shares available for grant under the 2019 Plan.

Unrecognized compensation expense related to unvested RSAs and RSUs was $25,453,313 at September 30, 2019, which is expected to be recognized as expense over the weighted-average period of 5.35 years.  The Successor incurred $9,750,822 of share-based compensation expense from July 11, 2019 through September 30, 2019.

Original Equity Incentives

As a result of the change in ownership of Hawk Parent, 9,171 previously unvested profit interest units of the Predecessor with a weighted average grant date fair value of $180.87 were automatically vested, upon the Closing.  A summary of the changes in non-vested units outstanding for the period from January 1, 2019 to July 10, 2019 is presented below:

	Units	Weighted average fair value per unit
Non-vested units at January 1, 2019	9,460	$182.83
Activity during the period:
Granted	-
Vested	(9,460)	(182.83)
Non-vested units at September 30, 2019	—	$—

The estimated fair value of the Predecessor’s profit interest units that vested during July 1, 2019 to July 10, 2019 and January 1, 2019 to July 10, 2019 is $658,195 and $908,977, respectively.  During the three and nine months ended September 30, 2018, the Predecessor incurred $198,501 and $630,222, respectively, of share-based compensation expense, included in selling, general and administrative costs in the Unaudited Consolidated Statement of Operations.

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Taxation

Repay Holdings Corporation is taxed as a corporation and is subject to paying corporate federal, state and local taxes on the income allocated to it from Hawk Parent, based upon Repay Holding Corporation’s economic interest held in Hawk Parent, as well as any stand-alone income or loss it generates. Hawk Parent is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Hawk Parent is not subject to U.S. federal and certain state and local income taxes. Hawk Parent’s members, including Repay Holdings Corporation, are liable for federal, state and local income taxes based on their allocable share of Hawk Parent’s pass-through taxable income.

The Company’s effective tax rate for the period from July 11, 2019 through September 30, 2019 was 14.6%. The Company recorded an income tax benefit of $2,719,402 for this period. The Company’s effective tax rates for the period from July 11, 2019 through September 30, 2019 was less than its combined federal and state statutory tax rate of 23.4%, primarily due to the Successor not being liable for income taxes on the portion of Hawk Parent’s earnings that are attributable to noncontrolling interests. The results for the Predecessor do not reflect income tax expense because, prior to the Closing, the consolidated Hawk Parent pass-through entity was not subject to corporate tax.

As a result of the Merger, the Company recognized a deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) in the amount of $5,577,541 to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions, a ceiling rule limitation arising under Internal Revenue Code (the “Code”) sec. 704(c). As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent.  At the Closing, the Company concluded, based on the weight of all positive and negative evidence, that all of our DTA are not likely to be realized.  As such, a 100% valuation allowance was recognized.  The Company did not recognize any change to the valuation allowance as of September 30, 2019, and the fact and circumstances remain unchanged.

During the period from July 11, 2019 through September 30, 2019, the Company recognized $2,719,402 of DTAs related to the income tax benefit derived from the net operating loss over the same period.

No uncertain tax positions existed as of September 30, 2019.

Tax receivable agreement liability

Pursuant to our election under Section 754 of the Code, we expect to obtain an increase in our share of the tax basis in the net assets of Hawk Parent when Post-Merger Repay Units are redeemed or exchanged for Class A common stock of Repay Holdings Corporation. The Company intends to treat any redemptions and exchanges of Post-Merger Repay Units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

On July 11, 2019, the Company entered into a TRA that provides for the payment by the Company of 100% of the amount of any tax benefits realized, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of Hawk Parent resulting from any redemptions or exchanges of Post-Merger Repay Units and from our acquisition of the equity of the selling Hawk Parent members, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the "TRA Payments"). The TRA Payments are not conditioned upon any continued ownership interest in Hawk Parent or REPAY. The rights of each party under the Tax Receivable Agreement other than the Company are assignable. The timing and amount of aggregate

REPAY HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of September 30, 2019, the Company had a liability of $66,337,623 related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Unaudited Consolidated Balance Sheet.

12. Subsequent events

Management has evaluated subsequent events and their potential effects on these unaudited consolidated financial statements through November 14, 2019, which is the date the unaudited consolidated financial statements were available to be issued.

On October 1, 2019, as required under the terms of the Merger Agreement, Hawk Parent issued 3,750,000 additional Post-Merger Repay Units to the Repay Unitholders as a result of the volume-weighted average trading price of the Company’s Class A common stock exceeding $12.50 for twenty out of thirty consecutive trading days during the first twelve months following the Closing.  Also, as a result of the achievement of similar share price triggers, 1,482,500 shares of the Company’s Class A common stock held by Thunder Bridge Acquisition, LLC were released from escrow on October 2, 2019 and are no longer subject to forfeiture.

On October 1, 2019, in connection with the post-closing adjustment provisions of the Merger Agreement, 39,674 Post-Merger Repay Units were cancelled and 20,326 Post-Merger Repay Units were released from escrow and are no longer subject to forfeiture.

On October 1, 2019, the Company entered into a swap transaction with Regions Bank. On a quarterly basis, commencing on December 31, 2019 up to and including the termination date of July 11, 2024, the Company will make fixed payments  on a beginning notional amount of $140,000,000. On a quarterly basis, commencing on December 31, 2019 up to and including the termination date of July 11, 2024, the counterparty will make floating rate payments based on the 3 month LIBOR on the beginning notional amount of $140,000,000.

On October 14, 2019, the Company announced the acquisition of APS Payments for up to $60 million, which includes a performance based earn-out. The closing of the acquisition was financed with a combination of cash on hand and proceeds from borrowings under the New Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with our unaudited consolidated financial statements and the related notes to those statements included under Item 1 hereof and the financial statements of Hawk Parent Holdings LLC beginning on page F-1 in the final prospectus and definitive proxy statement, filed with the SEC by Thunder Bridge Acquisition, Ltd. on June 24, 2019, which were incorporated by reference into the Current Report on Form 8-K filed with the SEC by Repay Holdings Corporation on July 17, 2019, as amended on August 14, 2019 (collectively, the “Closing Form 8-K”).  For purposes of this section, "Repay", the “Company", "we", or "our" refer to (i) Hawk Parent Holdings, LLC and its subsidiaries ("Predecessor") for the period from January 1, 2019 through July 10, 2019 and the three and nine month periods ended September 30, 2018 (each referred to herein as a "Predecessor Period") prior to the consummation of the Business Combination and (ii) Repay Holdings Corporation and its subsidiaries (the "Successor ") for the period from July 11, 2019 through September 30, 2019 (the "Successor Period") after the consummation of the Business Combination, unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

Cautionary Note Regarding Forward-Looking Statements

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth under Part II, Item 1A “Risk Factors” in this Form 10-Q.

Overview

We provide integrated payment processing solutions to industry-oriented markets in which merchants have specific transaction processing needs. We refer to these markets as “vertical markets” or “verticals.” Our proprietary, integrated payment technology platform reduces the complexity of the electronic payments process for merchants, while enhancing their consumers’ overall experience. We intend to continue to strategically target verticals where we believe our ability to tailor payment solutions to our customer needs, our deep knowledge of our vertical markets and the embedded nature of our integrated payment solutions will drive strong growth by attracting new customers and fostering long-term customer relationships.

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $2.6 billion of total card payment volume in the three months ended September 30, 2019, and our quarter-over-quarter card payment volume growth was approximately 40%. We processed approximately $7.3 billion of total card payment volume in the nine months ended September 30, 2019, and our period-over-period payment volume growth was approximately 33%.

Business Combination

The Company was formed upon closing of the merger (the “Business Combination”) of Hawk Parent Holdings LLC (together with Repay Holdings, LLC and its other subsidiaries, “Hawk Parent”) with a subsidiary of Thunder Bridge Acquisition, Ltd, (“Thunder Bridge”), a special purpose acquisition company, on July 11, 2019 (the “Closing Date”).  On the Closing Date, Thunder Bridge changed its name to “Repay Holdings Corporation.”

As a result of the Business Combination, the Company was identified as the acquirer for accounting purposes, and Hawk Parent, which is the business conducted prior to the closing of the Business Combination, is the acquiree and accounting Predecessor. The acquisition was accounted for as a business combination using the acquisition method of accounting, and the Successor’s financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired. As a result of the application of the acquisition method of accounting as of the effective time of the Business Combination, the financial statements for the Predecessor period and for the Successor period are presented on different bases. The historical financial information of Thunder Bridge prior to the Business Combination has not been reflected in the Predecessor period financial statements.

Key Factors Affecting Our Business

Key factors that we believe impact our business, results of operations and financial condition include, but are not limited to, the following:

●	the dollar amount volume and the number of transactions that are processed by the customers that we currently serve;
●	our ability to attract new merchants and onboard them as active processing customers;
●	our ability to (i) successfully integrate recent acquisitions and (ii) complete future acquisitions;
●	our ability to offer new and competitive payment technology solutions to our customers; and
●	general economic conditions and consumer finance trends.

Recent Acquisition

On August 14, 2019, the Company announced the acquisition of TriSource Solutions, LLC (“TriSource”), for up to $65 million, which includes a $5 million performance based earn-out. The acquisition was financed with a combination of cash on hand and proceeds from borrowings under the New Credit Agreement (as defined below).  See Note 4 to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Key Components of Our Revenues and Expenses

Revenues

Revenue.    As our customers process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from these volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include both fees relating to processing and services that we provide and interchange and payment network fees. Revenues are also derived from fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees, and fees for other miscellaneous services, such as handling chargebacks and are recognized as earned based on contractual terms. We establish estimated selling price, based on the judgment of our management, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. During the three months and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018, we believe our chargeback rate was less than 1% of our card payment volume.

Expenses

Interchange and network fees.    Interchange and network fees consist primarily of pass-through fees which generally increase in proportion to card payment volume increases. These include interchange fees, dues and assessments, and other pass-through costs.

Other costs of services.    Other costs of services primarily include commissions to our software integration partners and other third-party processing costs, such as front and back-end processing costs and sponsor bank fees.

Selling, general and administrative.    Selling, general and administrative expenses include salaries, share-based compensation and other employment costs, professional service fees, rent and utilities, and other operating costs.

Depreciation and amortization.    Depreciation expense consists of depreciation on our investments in property, equipment and computer hardware. Depreciation expense is recognized on a straight-line basis over the estimated useful life of the asset. Amortization expense for software development costs and purchased software is recognized on the straight-line method over a three-year estimated useful life, over a ten-year estimated useful life for customer relationships and channel relationships, and a two-year estimated useful life for non-competition agreements.

Interest expense.    Prior to the closing of the Business Combination, interest expense consisted of interest in respect of our indebtedness under our Prior Credit Agreement (as defined below), which was terminated in connection with the closing of the Business Combination. In periods after the closing of the Business Combination, interest expense consists of interest in respect of our indebtedness under the New Credit Agreement, which was entered into in connection with the Business Combination.

Other expenses.    Other expenses primarily consist of write-off of debt issuance costs relating to our Prior Credit Agreement (prior to the Business Combination) and prepayment penalties relating to the Prior Credit Agreement, which was terminated at the closing of the Business Combination, and the write-offs related to certain fixed assets.

Results of Operations

	Successor	Predecessor
(in $ thousands)	July 11, 2019 through September 30, 2019	July 1, 2019 through July 10, 2019	January 1, 2019 through July 10, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue
Processing and service fees	$24,609	$2,431	$49,401	$20,317	$60,785
Interchange and network fees	12,546	1,476	29,989	11,975	35,370
Total Revenue	$37,156	$3,907	$79,390	$32,292	$96,155
Operating expenses
Interchange and network fees	$12,546	$1,476	$29,989	$11,975	$35,370
Other costs of services	7,051	565	12,574	6,332	20,302
Selling, general and administrative	21,003	34,069	51,201	6,104	21,009
Depreciation and amortization	10,703	333	6,223	2,666	7,580
Change in fair value of contingent consideration	-	-	-	-	(1,000)
Total operating expenses	$51,302	$36,444	$99,987	$27,077	$83,261
Income (loss) from operations	$(14,147)	$(32,536)	$(20,597)	$5,215	$12,894
Other expenses
Interest expenses	(2,686)	(227)	(3,145)	(1,488)	(4,501)
Change in fair value of assets and liabilities	(451)	-	-	-	-
Other income (expenses)	(1,316)	-	0	0	(1)
Total other income (expenses)	(4,453)	(227)	(3,145)	(1,488)	(4,502)
Income (loss) before income tax expense	(18,599)	(32,763)	(23,743)	3,727	8,392
Income tax benefit	2,719	-	-	-	-
Net income (loss)	$(15,880)	$(32,763)	$(23,743)	$3,727	$8,392
Net income (loss) attributable to non-controlling interest	(7,399)	-	-	-	-
Net income (loss) attributable to the Company	$(8,481)	$(32,763)	$(23,743)	$3,727	$8,392
Weighted-average shares of Class A common stock outstanding - basic and diluted	34,326,127
Net income (loss) per Class A share - basic and diluted	$(0.25)

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue

Total revenue was $37.2 million for the Successor Period, $3.9 million from July 1, 2019 through July 10, 2019 and $32.3 million in the three month period ended September 30, 2018. Total revenue for the combined three month period ended September 30, 2019 was $41.1 million, an increase of $8.8 million or 27.2% from $32.3 million for the three month period ended September 30, 2018. These increases were the result of newly signed customers, the growth of our existing customers, as well as the acquisition of TriSource. For the three months ended September 30, 2019, incremental revenues of approximately $3.4 million are attributable to TriSource.

Interchange and Network Fees

Interchange and network fees were $12.5 million for the Successor Period, $1.5 million from July 1, 2019 through July 10, 2019 and $12.0 million in the three month period ended September 30, 2018. Interchange and network fees for the combined three month period ended September 30, 2019 were $14.0 million, an increase of $2.0 million or 17.1% from $12.0 million for the three month period ended September 30, 2018. The increase was driven by new customers, and same sales growth from existing customers. Interchange and network fees increased in general proportion to card payment volume increases.

Other Costs of Services

Other costs of services were $7.1 million for the Successor Period, $0.6 million from July 1, 2019 through July 10, 2019 and $6.3 million in the three month period ended September 30, 2018. Other costs of services for the combined three month period ended September 30, 2019 was $7.6 million, an increase of $1.3 million or 20.3% from $6.3 million for the three month period ended September 30, 2018. Other costs of services generally increase in proportion to card processing volume.  For the three months ended September 30, 2019, incremental costs of services of approximately $1.8 million are attributable to TriSource.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.0 million for the Successor Period, $34.1 million from July 1, 2019 through July 10, 2019 and $6.1 million in the three month period ended September 30, 2018. Selling, general and administrative expenses for the combined three month period ended September 30, 2019 were $55.1 million, an increase of $49.0 million or 802.2% from $6.1 million for the three month period ended September 30, 2018. This increase was primarily due to one-time expenses associated with the Business Combination, general business growth, and increases in expenses relating to software and technological services, rent, telecommunication costs, advertising and marketing.

Change in Fair Value of Contingent Consideration

There was no change in the fair value of contingent consideration in the Successor Period or the three months ended September 30, 2018.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $10.7 million for the Successor Period, $0.3 million from July 1, 2019 through July 10, 2019 and $2.7 million in the three month period ended September 30, 2018. Depreciation and amortization expenses for the combined three month period ended September 30, 2019 were $11.0 million, an increase of $8.4 million or 314.0% from $2.7 million for the three month period ended September 30, 2018. The increase was primarily due to fair value adjustments to intangibles resulting from the Business Combination, as well as additional depreciation and amortization of fixed assets and intangibles from the acquisition of TriSource.

Interest Expense

Interest expense was $2.7 million for the Successor Period, $0.2 million from July 1, 2019 through July 10, 2019 and $1.5 million in the three month period ended September 30, 2018. Interest expense for the combined three month period ended September 30, 2019 was $2.9 million, an increase of $1.4 million or 95.8% from $1.5 million for the three month period ended September 30, 2018. This increase was due to a higher average outstanding principal balance under our New Credit Agreement as compared to the average outstanding principal balance under the Prior Credit Agreement.

Change in Fair Value of Assets and Liabilities

Change in fair value of assets and liabilities were $0.5 million for the Successor Period which consisted of fair value adjustments related to the tax receivable liability.

Other Expenses

Other expenses were $1.3 million for the Successor Period which primarily consisted of write-off expenses of debt issuance costs relating to our Prior Credit Agreement, which was settled on July 11, 2019, in accordance with the Merger and New Credit Agreement. There were de minimis other expenses for the combined three months ended September 30, 2019 and September 30, 2018.

Income Tax

Income tax benefit was $2.7 million for the Successor Period. This was a result of the operating loss incurred by the Company, primarily driven by the expenses incurred with the Business Combination. Prior to the Business Combination the Company was not subject to income tax.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue

Total revenue was $37.2 million for the Successor Period, $79.4 million from January 1, 2019 through July 10, 2019 and $96.2 million in the nine month period ended September 30, 2018. Total revenue for the combined nine month period ended September 30, 2019 was $116.5 million, an increase of $20.4 million or 21.2% from $96.2 million for the nine month period ended September 30, 2018. These increases were the result of newly signed customers, the growth of our existing customers, as well as the acquisition of TriSource. For the nine months ended September 30, 2019, incremental revenues of approximately $3.4 million are attributable to TriSource.

Interchange and Network Fees

Interchange and network fees were $12.5 million for the Successor Period, $30.0 million from January 1, 2019 through July 10, 2019 and $35.4 million in the nine month period ended September 30, 2018. Interchange and network fees for the combined nine month period ended September 30, 2019 were $42.5 million, an increase of $7.2 million or 20.3% from $35.4 million for the nine month period ended September 30, 2018. The increase was driven by new customers, and same sales growth from existing customers. Interchange and network fees increased in general proportion to card payment volume increases.

Other Costs of Services

Other costs of services were $7.1 million for the Successor Period, $12.6 million from January 1, 2019 through July 10, 2019 and $20.3 million in the nine month period ended September 30, 2018. Other costs of services for the combined nine month period ended September 30, 2019 was $19.6 million, a decrease of $0.7 million or 3.3% from $20.3 million for the nine month period ended September 30, 2018. While other costs of services generally increase in proportion to card processing volume, improvements to our processing infrastructure and reduced reliance on, and payments to, third party technology vendors in the prior period resulted in a net decrease for this period, despite the higher volume of payments that we processed. For the nine months ended September 30, 2019, incremental costs of services of approximately $1.8 million are attributable to TriSource.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.0 million for the Successor Period, $51.2 million from January 1, 2019 through July 10, 2019 and $21.0 million in the nine month period ended September 30, 2018. Selling, general and administrative expenses for the combined nine month period ended September 30, 2019 were $72.2 million, an increase of $51.2 million or 243.7% from $21.0 million for the nine month period ended September 30, 2018. This increase was primarily due to one-time expenses associated with the Business Combination, general business growth, and increases in expenses relating to software and technological services, rent, telecommunication costs, advertising and marketing.

Change in Fair Value of Contingent Consideration

There was no change in the fair value of contingent consideration in the Successor Period. In the nine months ended September 30, 2018, there was a $1.0 million change in fair value of contingent consideration associated with the earn-out payment in connection with the recapitalization transaction in 2016, through which Hawk Parent was formed in connection with the acquisition of a majority interest in Repay Holdings, LLC by certain investment funds sponsored by, or affiliated with, Corsair Capital LLC.

Depreciation and Amortization

Depreciation and amortization expenses were $10.7 million for the Successor Period, $6.2 million from January 1, 2019 through July 10, 2019 and $7.6 million in the nine month period ended September 30, 2018. Depreciation and amortization expenses for the combined nine month period ended September 30, 2019 were $16.9 million, an increase of $9.3 million or 123.3% from $7.6 million for the nine month period ended September 30, 2018. The increase was primarily due to fair value adjustments to intangibles resulting from the Business Combination as well as additional depreciation and amortization of intangibles and fixed assets from the acquisition of TriSource.

Interest Expense

Interest expense was $2.7 million for the Successor Period, $3.1 million from January 1, 2019 through July 10, 2019 and $4.5 million in the nine month period ended September 30, 2018. Interest expense for the combined nine month period ended September 30, 2019 was $5.8 million, an increase of $1.3 million or 29.6% from $4.5 million for the nine month period ended September 30, 2018. This increase was due to a higher average outstanding principal balance under our New Credit Agreement for the Successor Period and the Prior Credit Agreement from January 1, 2019 to July 10, 2019, as compared to the average outstanding principal balance under the Prior Credit Agreement for the nine month period ended September 30, 2018.

Change in Fair Value of Assets and Liabilities

Change in fair value of assets and liabilities were $0.5 million for the Successor Period which consisted of fair value adjustments related to the tax receivable agreement liability.

Other Expense

Other expenses were $1.3 million for the Successor Period which primarily consisted of write-off expenses of debt issuance costs relating to our Prior Credit Agreement. There were de minimis other expenses for the combined nine months ended September 30, 2019 and September 30, 2018 relating to the Prior Credit Agreement, which was settled on July 11, 2019, in accordance with the Merger and New Credit Agreement.

Income Tax

Income tax benefit was $2.7 million for the Successor Period. This was a result of the operating loss incurred by the Company, primarily driven by the expenses incurred with the Business Combination. Prior to the Business Combination the Company was not subject to income tax.

Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, depreciation and amortization, as adjusted to add back certain non-cash and non-recurring charges, such as loss on extinguishment of debt, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, management fees, legacy commission related charges, employee recruiting costs, loss on disposition of property and equipment, other taxes, strategic initiative related costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain non-cash and non-recurring charges, such as loss on extinguishment of debt, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, transaction expenses, share-based compensation expense, management fees, legacy commission related charges, employee recruiting costs, loss on disposition of property and equipment, strategic initiative related costs and other non-recurring charges. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and may contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the number of shares of Class A common stock outstanding (on as-converted basis) on September 30, 2019 (excluding certain shares that were subject to forfeiture on September 30, 2019).

REPAY believes that Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per share provide useful information to investors and others in understanding and evaluating its operating results in the same manner as management. However, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per share are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating profit, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze REPAY’s business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in REPAY’s industry may report measures titled Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per share or similar measures, such non-GAAP financial measures may be calculated differently from how REPAY calculates its non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per share alongside other financial performance measures, including net income and REPAY’s other financial results presented in accordance with GAAP.  The following tables present a reconciliation of combined net income to combined Adjusted EBITDA, combined Adjusted Net Income, and Adjusted Net Income per share for the three and nine month periods ended September 30, 2019. You should be aware of additional limitations with respect to Adjusted Net Income per share because the GAAP presentation of net loss per share is only reflected for the Successor period.

The following tables set forth Repay’s results of operations for the Successor Period, Predecessor Periods, three and nine month periods ended September 30, 2019 on a Predecessor/Successor combined basis, and three and nine month pro forma periods ended September 30, 2019.

Due to the Predecessor and Successor periods, for the convenience of readers, we have presented the three and nine month periods ended September 30, 2019 on a combined basis (reflecting simple arithmetic combination of the GAAP Predecessor and Successor Periods without further adjustment) in order to present a meaningful comparison against the corresponding periods in the three and nine months ended September 30, 2018.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended September 30, 2019 and 2018

	Successor	Predecessor				Predecessor
(in $ thousands)	July 11, 2019 through September 30, 2019	July 1, 2019 through July 10, 2019	Combined	Adjustments(n)	Pro Forma three months ended September 30, 2019	Three months ended September 30, 2018
Revenue
Processing and service fees	$24,609	$2,431	$27,041		$27,041	$20,317
Interchange and network fees	12,546	1,476	14,022		14,022	11,975
Total Revenue	$37,156	$3,907	$41,063		$41,063	$32,292
Operating expenses
Interchange and network fees	$12,546	$1,476	$14,022		$14,022	$11,975
Other costs of services	7,051	565	7,616		7,616	6,332
Selling, general and administrative	21,003	34,069	55,072		55,072	6,104
Depreciation and amortization	10,703	333	11,036	(7,253)	3,783	2,666
Change in fair value of contingent consideration	-	-	-		-	-
Total operating expenses	$51,302	$36,444	$87,746		$80,493	$27,077
Income (loss) from operations	$(14,147)	$(32,536)	$(46,683)		$(39,430)	$5,215
Other expenses
Interest expenses	(2,686)	(227)	(2,913)		(2,913)	(1,488)
Change in fair value of assets and liabilities	(451)	-	(451)		(451)	-
Other income (expenses)	(1,316)	-	(1,316)		(1,316)	-
Total other income (expenses)	(4,453)	(227)	(4,679)		(4,679)	(1,488)
Income (loss) before income tax expense	(18,599)	(32,763)	(51,362)		(44,109)	3,727
Income tax benefit	2,719	-	2,719		2,719	-
Net income (loss)	$(15,880)	$(32,763)	$(48,643)		$(41,390)	$3,727
Add:
Interest expense					2,913	1,488
Depreciation and amortization(a)					3,783	2,666
Income tax (benefit)					(2,719)	—
EBITDA					$(37,414)	$7,881
Loss on extinguishment of debt (b)					1,316	-
Non-cash change in fair value of contingent consideration(c)					-	-
Non-cash change in fair value of assets and liabilities(d)					451	-
Share-based compensation expense(e)					10,409	199
Transaction expenses(f)					35,017	995
Management Fees(g)					11	100
Legacy commission related charges(h)					1,877	-
Employee recruiting costs(i)					18	-
Loss on disposition of property and equipment					-	-
Other taxes(j)					32	7
Strategic initiative costs(k)					80	7
Other non-recurring charges(l)					114	12
Adjusted EBITDA					$11,910	$9,201

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the nine months ended September 30, 2019 and 2018

	Successor	Predecessor				Predecessor
(in $ thousands)	July 11, 2019 through September 30, 2019	January 1, 2019 through July 10, 2019	Combined	Adjustments(n)	Pro Forma nine months ended September 30, 2019	Nine months ended September 30, 2018
Revenue
Processing and service fees	$24,609	$49,401	$74,010		$74,010	$60,785
Interchange and network fees	12,546	29,989	42,535		42,535	35,370
Total Revenue	$37,156	$79,390	$116,546		$116,546	$96,155
Operating expenses
Interchange and network fees	$12,546	$29,989	$42,535		$42,535	$35,370
Other costs of services	7,051	12,574	19,625		19,625	20,302
Selling, general and administrative	21,003	51,201	72,204		72,204	21,009
Depreciation and amortization	10,703	6,223	16,926	(7,253)	9,673	7,580
Change in fair value of contingent consideration	-	-	-		-	(1,000)
Total operating expenses	$51,302	$99,987	$151,290		$144,036	$83,261
Income (loss) from operations	$(14,147)	$(20,597)	$(34,744)		$(27,491)	$12,894
Other expenses
Interest expenses	(2,686)	(3,145)	(5,831)		(5,831)	(4,501)
Change in fair value of tax receivable liability	(451)	-	(451)		(451)	-
Other income (expenses)	(1,316)	0	(1,316)		(1,316)	(1)
Total other income (expenses)	(4,453)	(3,145)	(7,598)		(7,598)	(4,502)
Income (loss) before income tax expense	(18,599)	(23,743)	(42,342)		(35,089)	8,392
Income tax benefit (expense)	2,719	-	2,719		2,719	-
Net income (loss)	$(15,880)	$(23,743)	$(39,623)		$(32,369)	$8,392

Add:
Interest expense					5,831	4,501
Depreciation and amortization(a)					9,673	7,580
Income tax (benefit)					(2,719)	-
EBITDA					$(19,585)	$20,473

Loss on extinguishment of debt (b)					1,316	1
Non-cash change in fair value of contingent consideration(c)					-	(1,000)
Non-cash change in fair value of assets and liabilities(d)					451	-
Share-based compensation expense(e)					10,660	630
Transaction expenses(f)					37,513	2,155
Management Fees(g)					211	300
Legacy commission related charges(h)					2,427	4,168
Employee recruiting costs(i)					33	146
Loss on disposition of property and equipment					-	-
Other taxes(j)					259	201
Strategic initiative costs(k)					296	79
Other non-recurring charges(l)					114	(67)
Adjusted EBITDA					$33,695	$27,087

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended September 30, 2019 and 2018

	Successor	Predecessor				Predecessor
(in $ thousands)	July 11, 2019 through September 30, 2019	July 1, 2019 through July 10, 2019	Combined	Adjustments(n)	Pro Forma three months ended September 30, 2019	Three months ended September 30, 2018
Revenue
Processing and service fees	$24,609	$2,431	$27,041		$27,041	$20,317
Interchange and network fees	12,546	1,476	14,022		14,022	11,975
Total Revenue	$37,156	$3,907	$41,063		$41,063	$32,292
Operating expenses
Interchange and network fees	$12,546	$1,476	$14,022		$14,022	$11,975
Other costs of services	7,051	565	7,616		7,616	6,332
Selling, general and administrative	21,003	34,069	55,072		55,072	6,104
Depreciation and amortization	10,703	333	11,036	(7,253)	3,783	2,666
Change in fair value of contingent consideration	-	-	-		-	-
Total operating expenses	$51,302	$36,444	$87,746		$80,493	$27,077
Income (loss) from operations	$(14,147)	$(32,536)	$(46,683)		$(39,430)	$5,215
Other expenses
Interest expenses	(2,686)	(227)	(2,913)		(2,913)	(1,488)
Change in fair value of assets and liabilities	(451)	-	(451)		(451)	-
Other income (expenses)	(1,316)	-	(1,316)		(1,316)	-
Total other income (expenses)	(4,453)	(227)	(4,679)		(4,679)	(1,488)
Income (loss) before income tax expense	(18,599)	(32,763)	(51,362)		(44,109)	3,727
Income tax benefit	2,719	-	2,719		2,719	-
Net income (loss)	$(15,880)	$(32,763)	$(48,643)		$(41,390)	$3,727
Add:
Amortization of Acquisition-Related Intangibles(a)					2,525	1,980
Loss on extinguishment of debt (b)					1,316	-
Non-cash change in fair value of contingent consideration(c)					-	-
Non-cash change in fair value of assets and liabilities(d)					451	-
Share-based compensation expense(e)					10,409	199
Transaction expenses(f)					35,017	995
Management Fees(g)					11	100
Legacy commission related charges(h)					1,877	-
Employee recruiting costs(i)					18	-
Loss on disposition of property and equipment					-	-
Strategic initiative costs(k)					80	7
Other non-recurring charges(l)					114	12
Adjusted Net Income					$10,428	$7,020
Shares of Class A common stock outstanding (on an as-converted basis)(m)					57,531,359
Adjusted Net income per share					$0.18

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the nine months ended September 30, 2019 and 2018

	Successor	Predecessor				Predecessor
(in $ thousands)	July 11, 2019 through September 30, 2019	January 1, 2019 through July 10, 2019	Combined	Adjustments(n)	Pro Forma nine months ended September 30, 2019	Nine months ended September 30, 2018
Revenue
Processing and service fees	$24,609	$49,401	$74,010		$74,010	$60,785
Interchange and network fees	12,546	29,989	42,535		42,535	35,370
Total Revenue	$37,156	$79,390	$116,546		$116,546	$96,155
Operating expenses
Interchange and network fees	$12,546	$29,989	$42,535		$42,535	$35,370
Other costs of services	7,051	12,574	19,625		19,625	20,302
Selling, general and administrative	21,003	51,201	72,204		72,204	21,009
Depreciation and amortization	10,703	6,223	16,926	(7,253)	9,673	7,580
Change in fair value of contingent consideration	-	-	-		-	(1,000)
Total operating expenses	$51,302	$99,987	$151,290		$144,036	$83,261
Income (loss) from operations	$(14,147)	$(20,597)	$(34,744)		$(27,491)	$12,894
Other expenses
Interest expenses	(2,686)	(3,145)	(5,831)		(5,831)	(4,501)
Change in fair value of assets and liabilities	(451)	-	(451)		(451)	-
Other income (expenses)	(1,316)	0	(1,316)		(1,316)	(1)
Total other income (expenses)	(4,453)	(3,145)	(7,598)		(7,598)	(4,502)
Income (loss) before income tax expense	(18,599)	(23,743)	(42,342)		(35,089)	8,392
Income tax benefit	2,719	-	2,719		2,719	-
Net income (loss)	$(15,880)	$(23,743)	$(39,623)		$(32,369)	$8,392

Add:
Amortization of Acquisition-Related Intangibles(a)					6,485	5,939
Loss on extinguishment of debt (b)					1,316	1
Non-cash change in fair value of contingent consideration(c)					-	(1,000)
Non-cash change in fair value of assets and liabilities(d)					451	-
Share-based compensation expense(e)					10,660	630
Transaction expenses(f)					37,513	2,155
Management Fees(g)					211	300
Legacy commission related charges(h)					2,427	4,168
Employee recruiting costs(i)					33	146
Loss on disposition of property and equipment					-	-
Strategic initiative costs(k)					296	79
Other non-recurring charges(l)					114	(67)
Adjusted Net Income					$27,136	$20,743

Shares of Class A common stock outstanding (on an as-converted basis)(m)					57,531,359
Adjusted Net income per share					$0.47

(a)

For the three and nine months ended September 30, 2018, reflects amortization of customer relationships intangibles acquired through Hawk Parent’s acquisitions of PaidSuite and Paymaxx during the year ended December 31, 2017 and the recapitalization transaction in 2016, through which Hawk Parent was formed in connection with the acquisition of a majority interest in Repay Holdings, LLC by certain investment funds sponsored by, or affiliated with, Corsair Capital LLC. For the three and nine months ended September 30, 2019 reflects amortization of the customer relationships intangibles described previously, as well as customer relationships, non-competition agreement, software, and channel relationship intangibles acquired through the Business Combination, and customer relationships, non-competition agreement, and software intangibles acquired through Repay Holdings, LLC’s  acquisition of TriSource Solutions, LLC. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three months ended September 30,		Nine months ended September 30,
(in $ thousands)	2019	2018	2019	2018
Acquisition-related intangibles	$2,525	$1,980	$6,485	$5,939
Software	1,064	563	2,698	1,327
Reseller buyouts	15	15	44	43
Amortization	$3,604	$2,557	$9,226	$7,310
Depreciation	179	109	446	271
Total Depreciation and amortization[1]	$3,783	$2,666	$9,673	$7,580

(1)

Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions (see corresponding adjustments in the reconciliation of net income to Adjusted Net Income presented above). Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and may contribute to revenue generation. Amortization of intangibles that relate to past acquisitions will recur in future periods until such intangibles have been fully amortized. Any future acquisitions may result in the amortization of additional intangibles.

(b)	Reflects write-offs of debt issuance costs relating to Hawk Parent’s term loans and prepayment penalties relating to its previous debt facilities.
(c)	Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(d)	Reflects the changes in management’s estimates of the fair value of the liability relating to the Tax Receivable Agreement
(e)

Represents compensation expense associated with Hawk Parent’s equity compensation plans, totaling $908,977 in the Predecessor period from January 1, 2019 to July 10, 2019 inclusive of charges from accelerated vesting due to a change of control triggered by the Business Combination, and $9,750,822 as a result of new grants made in the Successor period.

(f)

Primarily consists of (i) during the three and nine months ended September 30, 2019, professional service fees and other costs in connection with the Business Combination, the acquisition of TriSource Solutions, and the subsequently announced acquisition of APS Payments, and (ii) during the three and nine months ended September 30, 2018, additional transaction related expenses in connection with the acquisitions of PaidSuite, Inc. and PaidMD, LLC (together, “PaidSuite”) and Paymaxx Pro, LLC (“Paymaxx”), which transactions closed in 2017.

(g)	Reflects management fees paid to Corsair Investments, L.P. pursuant to the management agreement, which terminated upon the completion of the Business Combination.
(h)

Represents payments made to certain employees in connection with significant restructuring of their commission structures. These payments represented commission structure changes which are not in the ordinary course of business.

(i)	Represents payments made to third-party recruiters in connection with a significant expansion of our personnel, which REPAY expects will become more moderate in subsequent periods.
(j)	Reflects franchise taxes and other non-income based taxes.
(k)

Consulting fees relating to REPAY’s processing services and other operational improvements that were not in the ordinary course, in the aggregate amount of $124,000, and $55,000 as well as one-time fees relating to special projects for new market expansion that are not anticipated to continue in the ordinary course of business are reflected in the nine months ended September 30, 2019 and 2018, respectively. Additionally, one-time expenses related to the creation of a new entity in connection with equity arrangements for the members of Hawk Parent in connection with the Business Combination are reflected in the nine months ended September 30, 2019.

(l)

For the nine months ended September 30, 2018 reflects reversal of adjustments over the prior and current periods made for legal expenses incurred related to a dispute with a former customer, for which we were reimbursed in the current period as a result of its settlement. For the three months ended September 30, 2018 and the nine months ended September 30, 2019, reflects expenses incurred related to other one-time legal and compliance matters. Additionally, for the three months ended September 30, 2019 reflects a one-time credit issued to a customer which was not in the ordinary course of business.

(m)

Represents the total number of outstanding shares of Class A common stock on September 30, 2019 and not otherwise subject to vesting or forfeiture restrictions on such date, together with the total number of outstanding shares of Class A common issuable upon exchange of the total number of outstanding Class A units in Hawk Parent on September 30, 2019 (without regard to the restriction on exchanges prior to the six-month anniversary of the Business Combination).  This amount does not take into the issuances, releases and cancellations of shares and units described in the “Subsequent Events” note related to our unaudited consolidated financial statements included under Item 1 of this Form 10-Q.

(n)	Adjustment for incremental depreciation and amortization recorded due to fair-value adjustments under ASC 805 in the Successor Period.

Adjusted EBITDA for the three months ended September 30, 2019 and 2018 was $11.9 million and $9.2 million, respectively, representing a 29.4% increase over comparable periods. Adjusted Net Income for the three months ended September 30, 2019 and 2018 was $10.4 million and $7.0 million, respectively, representing a 48.5% increase over comparable periods. Our net income for the three months ended September 30, 2019 and 2018 was ($41.4) million and $3.7 million, respectively, representing a 1,206.5% decrease over comparable periods.

Adjusted EBITDA for the nine months ended September 30, 2019 and 2018 was $33.7 million and $27.1 million, respectively, representing a 24.4% increase over comparable periods. Adjusted Net Income for the nine months ended September 30, 2019 and 2018 was $27.1 million and $20.7 million, respectively, representing a 30.8% increase over comparable periods. Our net income for the nine months ended September 30, 2019 and 2018 was ($32.4) million and $8.4 million, respectively, representing a 485.7% decrease over comparable periods.

These increases in Adjusted EBITDA and Adjusted Net Income are the result of the growing card payment volume and revenue figures described above, new customers, and same store sales growth from existing customers as well as the acquisition of TriSource. The decrease in Net Income is primarily the result of one-time expenses incurred in connection with the Business Combination as well as the acquisition of TriSource.

Seasonality

We have experienced in the past, and may continue to experience, seasonal fluctuations in our volumes and revenues as a result of consumer spending patterns. Volumes and revenues during the first quarter of the calendar year tend to increase in comparison to the remaining three quarters of the calendar year on a same store basis. This increase is due to consumers’ receipt of tax refunds and the increases in repayment activity levels that follow. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the similar seasonal factors as our volumes and revenues.

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of September 30, 2019, we had $45.5 million of cash and cash equivalents and available borrowing capacity of $10.0 million under the New Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and customer settlement funds of $11.6 million at September 30, 2019. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the New Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.

We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including Hawk Parent Holdings, LLC, which distributions may be restricted by law or contractual agreements, including agreements governing their indebtedness. For a discussion of those considerations and restrictions, refer to Part II, Item 1A "Risk Factors - Risks Related to Our Class A Common Stock."

Cash Flows

The following table present a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Successor	Predecessor
(in $ thousands)	July 11, 2019 through September 30, 2019	January 1, 2019 through July 10, 2019	Three Months Ended September 30, 2018
Net cash provided by operating activities	$4,937	$8,350	$14,795
Net cash used in investing activities	(303,507)	(4,046)	(4,295)
Net cash provided (used) by financing activities	355,619	(9,355)	(4,419)

Cash Flow from Operating Activities

Net cash provided by operating activities was $4.9 million in the Successor Period.

Net cash provided by operating activities was $8.4 million from January 1, 2019 through July 10, 2019.

Net cash provided by operating activities was $14.8 million in the nine months ended September 30, 2018.

Cash provided by operating activities for the Successor Period from July 11, 2019 to September 30, 2019 and the Predecessor periods from January 1 to July 10, 2019 and the nine months ended September 30, 2018 reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $303.5 million in the Successor Period due to the Business Combination whereby Hawk Parent was acquired, the acquisition of TriSource, and capitalization of software development activities.

Net cash used in investing activities was $4.0 million from January 1, 2019 through July 10, 2019 due to capitalization of software development activities.

Net cash used in investing activities was $4.3 million in the nine months ended September 30, 2018 due to capitalization of software development activities.

Cash Flow from Financing Activities

Net cash provided by financing activities was $355.6 million in the Successor Period due to borrowing under our New Credit Agreement of $210.0 million, offset by debt issuance costs of $6.1 million.  The Company received proceeds from the Business Combination of $148.9 million and the Private Placement offering of $135.0 million, offset by payments of $93.3 million to settle our Prior Credit Agreement and $38.7 million to repurchase outstanding Thunder Bridge warrants.

Net cash used in financing activities was $9.4 million from January 1, 2019 through July 11, 2019 due to $2.5 million of principal payments related to our Prior Credit Agreement and tax distributions of $6.9 million to Hawk Parent’s members.

Net cash used in financial activities was $4.4 million in the nine months ended September 30, 2018 due to $3.7 million of repayments of the term loan principal balance, offset by $3.0 million of borrowings on the line of credit, related to our Prior Credit Agreement and $3.7 million of tax distributions to Hawk Parent’s members.

Indebtedness

Prior Credit Agreement

Hawk Parent was previously party to the Revolving Credit and Term Loan Agreement, dated as of September 28, 2017, and amended as of December 15, 2017 (the “Prior Credit Agreement”), with SunTrust Bank, as administrative agent and lender, and the other lenders party thereto. In connection with the completion of the Business Combination, all outstanding loans were repaid and the Prior Credit Agreement was terminated.

New Credit Agreement

In connection with the Business Combination, on July 11, 2019, TB Acquisition Merger Sub LLC, Hawk Parent and certain subsidiaries of Hawk Parent, as guarantors, entered into a Revolving Credit and Term Loan Agreement (the “New Credit Agreement”) with certain financial institutions, as lenders, and SunTrust Bank, as the administrative agent. For more information on the New Credit Agreement, see the section entitled “Item 1.01 — Entry into Material Definitive Agreement — Credit Agreement” in the Closing Form 8-K.

The New Credit Agreement provides for a senior secured term loan facility of $170.0 million, a delayed draw term loan of $40.0 million, and a revolving credit facility of $20.0 million. As of September 30, 2019, the Company had not utilized any of the revolving credit facility.  We paid $19,444 in fees related to unused commitments from July 12, 2019 through September 30, 2019.

As of September 30, 2019, we had term loan borrowings of $204.2 million, net of deferred issuance costs, and no revolver borrowings outstanding under the New Credit Agreement and were in compliance with its restrictive financial covenants.

Tax Receivable Agreement

Upon the completion of the Business Combination, the Company entered into that certain Tax Receivable Agreement (the “TRA”) with holders of limited liability company interests of Hawk Parent (the “Post-Merger Repay Units”). As a result of the TRA, the Company established a liability in its consolidated financial statements. Such liability, which will increase upon the exchanges of Post-Merger Repay Units for the Class A common stock of the Company, generally represents 100% of the estimated future tax benefits, if any, relating to the increase in tax basis that will result from exchanges of the Post-Merger Repay Units for shares of Class A common stock pursuant to the Exchange Agreement and certain other tax attributes of the Company and tax benefits of entering into the TRA, including tax benefits attributable to payments under the TRA.

Under the terms of the TRA, the Company may elect to terminate the TRA early but will be required to make an immediate payment equal to the present value of the anticipated future cash tax savings. As a result, the associated liability reported on the Company’s consolidated financial statements may be increased. We expect that the payment obligations of the Company required under the TRA will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Post-Merger Repay Units, the price of the Class A common stock of the Company at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income the Company generates in the future, the tax rate then applicable and the portion of its payments under the TRA constituting imputed interest. The Company expects to fund the payment of the amounts due under the TRA out of the cash savings that it actually realizes in respect of the attributes to which TRA relates. However, the payments required to be made could be in excess of the actual tax benefits that the Company realizes and there can be no assurance that the Company will be able to finance its obligations under the TRA.

For more information about the TRA, see the section entitled “Item 1.01 — Entry into Material Definitive Agreement — Tax Receivable Agreement” in the Closing Form 8-K.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

For information, see our unaudited consolidated financial statements and the related notes to those statements included under Item 1 hereof and the financial statements of Hawk Parent beginning on page F-1 in the final prospectus and definitive proxy statement, filed with the SEC by Thunder Bridge on June 24, 2019, which were incorporated by reference into the Closing Form 8-K.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2019 (Successor) or December 31, 2018 (Predecessor).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Effects of Inflation

While inflation may impact our revenues and cost of services, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and LIBOR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of September 30, 2019 and December 31, 2018, we had term loan borrowings of $204.2 million and $90.7 million, respectively, and revolver borrowings of $0.0 million and $3.5 million, respectively, outstanding under the respective credit agreements. The borrowings accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted LIBOR rate plus a margin of 2.50% to 3.50% under the New Credit Agreement or a base rate plus a margin of 2.00% to 3.00% or at an adjusted LIBOR rate plus a margin of 3.00% to 4.00%, under the Prior Credit Agreement, in each case depending on the total net leverage ratio, as defined in the respective agreements governing the New Credit Agreement and Prior Credit Agreement. A 1.0% increase or decrease in the interest rate applicable to such borrowings under the New Credit Agreement would have increased or decreased cash interest expense on our indebtedness by approximately $2.1 million per annum and $2.1 million per annum, respectively.

We may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures.

In July 2017, the U.K. Financial Conduct Authority announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the effect of any changes in the methods by which the LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Such developments may cause LIBOR to perform differently than in the past, including sudden or prolonged increases or decreases in LIBOR, or cease to exist, resulting in the application of a successor base rate under the New Credit Agreement, which in turn could have unpredictable effects on REPAY’s interest payment obligations under the New Credit Agreement.

Foreign Currency Exchange Rate Risk

Invoices for our services are denominated in U.S. dollars. We do not expect our future operating results to be significantly affected by foreign currency transaction risk.

ITEM 4.  CONTROLS AND PROCEDURES

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2019, we completed the Business Combination and the internal controls of Hawk Parent became our internal controls. We are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Business Combination.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are named as a defendant in legal actions arising from our normal business activities. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

Our business involves significant risks. In addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Quarterly Report on Form 10-Q or in any document incorporated by reference herein are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Unless the context requires otherwise, “we,” “us,” “our,” “Repay” and the “Company” refer to the business of Repay Holdings Corporation and its subsidiaries. In the section of the Risk Factors entitled “Risks Related to Our Class A Common Stock, “we,” us” and “our” refer only to Repay Holdings Corporation excluding, unless the context requires otherwise or as expressly stated, its subsidiaries.

Risks Related to Our Business

The payment processing industry is highly competitive. Such competition could adversely affect the fees we receive, and as a result, our margins, business, financial condition and results of operations.

The market for payment processing services is highly competitive. There are other payment processing service providers that have established a sizable market share in the merchant acquiring sector and service more customers than we do. Our growth will depend, in part, on a combination of the continued growth of the electronic payment market and our ability to increase our market share.

Our payment and software solutions compete against many forms of financial services and payment systems, including electronic, mobile and integrated payment platforms as well as cash and checks. Our competitors include Open Edge (a division of Global Payments), ACI Worldwide, Inc., JetPay Corporation (a subsidiary of NCR Corporation) and Paya, Inc. There are also many traditional merchant acquirers, such as financial institutions, affiliates of financial institutions and well-established payment processing companies, in the payment processing industry, including Bank of America Merchant Services, Elavon, Inc. (a subsidiary of U.S. Bancorp), Wells Fargo Merchant Services, Global Payments, Inc., WorldPay, Inc. (a subsidiary of Fidelity National Information Services, Inc.) and Total Systems Services, Inc. (a subsidiary of Global Payments, Inc.). These institutions have established, or may establish in the future, payment processing businesses that could target our existing and potential customers.

Many of our competitors have substantially greater financial, technological, management and marketing resources than we have. Accordingly, if these competitors target our business model and, in particular, the vertical markets that we serve, they may be able to offer more attractive fees or payment terms and advances to our customers and more attractive compensation to our software integration partners. They also may be able to offer and provide services and solutions that we do not offer. There are also a large number of small providers of processing services, including emerging technology and non-traditional payment processing companies, that provide various ranges of services to our existing and potential customers. This competition may effectively limit the prices we can charge, cause us to increase the compensation we pay to our software integration partners and require us to control costs aggressively in order to maintain acceptable profit margins. Further, if the use of payment cards other than Visa, MasterCard or Discover grows, or if there is an overall decrease in the use of debit cards as compared to other payment methods, our profitability could be reduced. Competition could also result in a loss of existing customers and greater difficulty attracting new customers, and could impact our relationships with software integration partners that integrate our services into the software used by our customers. Although we carefully monitor attrition levels of our existing customers, we cannot predict such attrition rates in the future. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

Unauthorized disclosure of merchant or consumer data, whether through breach of our computer systems, computer viruses, or otherwise, could expose us to liability and protracted and costly litigation, and damage our reputation.

We are responsible for data security for us and for third parties with whom we partner, including with respect to rules and regulations established by the payment networks, such as Visa, MasterCard and Discover, and debit card networks. These third parties include our customers, software integration partners and other third-party service providers and agents. We and other third parties collect, process, store and/or transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers, expiration dates, driver’s license numbers and bank account numbers. We have ultimate liability to the payment networks and our sponsor banks that register us with the Visa, MasterCard or Discover networks for our failure or the failure of other third parties with whom we contract to protect this data in accordance with payment network requirements. The loss, destruction or unauthorized modification of merchant or consumer data by us or our contracted third parties could result in significant fines, sanctions, proceedings or actions against us by the payment networks, governmental bodies, consumers or others.

Threats may result from human error, fraud or malice on the part of employees or third parties, or from accidental technological failure. For example, certain of our employees have access to sensitive data that could be used to commit identity theft or fraud. Concerns about security increase when we transmit information electronically because such transmissions can be subject to attack, interception or loss. Also, computer viruses can be distributed and spread rapidly over the Internet and could infiltrate our systems or those of our contracted third parties. Denial of service or other attacks could be launched against us for a variety of purposes, including interfering with our services or to create a diversion for other malicious activities. These types of actions and attacks and others could disrupt our delivery of services or make them unavailable.

We and our contracted third parties could be subject to breaches of security by hackers. Our encryption of data and other protective measures may not prevent unauthorized access to or use of sensitive data. A systems breach may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter merchants or other customers from using electronic payments generally and our services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits, and result in the imposition of material penalties and fines under state and federal laws or by the payment networks or limitations on our ability to process payment transactions on such payment networks. While we maintain cyber insurance coverage (which, in certain cases, is required pursuant to certain of our contractual commitments) that may, subject to policy terms and conditions, cover certain aspects of these risks, our insurance coverage may be insufficient to cover all losses. Additionally, we may be required to increase our cyber insurance coverage pursuant to our contractual commitments entered into in the future. The costs to maintain or increase our cyber insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Any human error, fraud, malice, accidental technological failure or attacks against us or our contracted third parties could hurt our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liability, result in the loss of our sponsor bank relationships or our ability to participate in the payment networks, subject us to lawsuits, fines or sanctions, distract our management, increase our costs of doing business and/or materially impede our ability to conduct business.

Although we generally require that our agreements with our software integration partners or service providers include confidentiality obligations that restrict these parties from using or disclosing any merchant or consumer data except as necessary to perform their services under the applicable agreements, we cannot guarantee that these contractual measures will prevent the unauthorized use, modification, destruction or disclosure of data or allow us to seek reimbursement from the contracted party. In addition, many of our customers are small and medium-sized businesses that may have limited competency regarding data security and handling requirements and may thus experience data breaches.

Any unauthorized use, modification, destruction or disclosure of data could result in protracted and costly litigation, and the incurrence of significant losses by us.

In addition, our agreements with our sponsor banks and our third-party payment processors (as well as payment network requirements) require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately comply with these protective measures could result in fees, penalties, litigation or termination of our sponsor bank agreements.

Security breaches may be subject to scrutiny from governmental agencies such as the Consumer Financial Protection Bureau. See the risk factor entitled “ - Compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other federal and state regulations may increase our compliance costs, limit our revenues and otherwise negatively affect our business .”

If we cannot keep pace with rapid developments and changes in our industry, the use of our products and services could decline, causing a reduction in our revenues.

The electronic payments market is subject to constant and significant changes. This market is characterized by rapid technological evolution, new product and service introductions, evolving industry standards, changing customer needs and the entrance of new competitors, including products and services that enable card networks and banks to transact with consumers directly. To remain competitive, we continually pursue initiatives to develop new products and services to compete with these new market entrants. These projects carry risks, such as difficulty in determining market demand and timing for delivery, cost overruns, delays in delivery, performance problems and lack of customer acceptance, and some projects may require investment in non-revenue generating products or services that our software integration partners and customers expect to be included in our offerings. In addition, new products and offerings may not perform as intended or generate the business or revenue growth expected.

Additionally, we look for acquisition opportunities, investments and alliance relationships with other businesses that will increase our market penetration and enhance our technological capabilities, product offerings and distribution capabilities. Any delay in the delivery of new products and services or the failure to differentiate our products and services or to accurately predict and address market demand could increase the costs of our development efforts and render our products and services less desirable or even obsolete to our customers and to our software integration partners. Any defects in our products and errors or delays in our processing of transactions could also increase costs of development efforts and result in harm to our reputation or liability claims against us. Furthermore, even though the market for integrated payment processing products and services is evolving, we may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new products and services targeted at this market. Any of the foregoing could have a material and adverse effect on our operating results and financial condition.

The continued growth and development of our payment processing services and solutions will depend on our ability to anticipate and adapt to changes in consumer behavior. For example, consumer behavior may change regarding the use of payment card transactions, including the relative increased use of cash, crypto-currencies, other emerging or alternative payment methods and payment card systems that we or our processing partners do not adequately support or that do not provide adequate commissions to parties like us. Any failure to timely integrate emerging payment methods into our software, to anticipate consumer behavior changes or to contract with processing partners that support such emerging payment technologies could cause us to lose traction among our customers or referral sources, including industry associations, resulting in a corresponding loss of revenue, if those methods become popular among end-users of their services.

Our products and services are designed to process complex transactions and provide reports and other information on those transactions, all at very high volumes and processing speeds. Our technology offerings must also integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and services to adapt to changes and innovation in these technologies. Any failure to deliver an effective, reliable and secure service or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. If we do not deliver a promised new product or service to our customers or software integration partners in a timely manner or the product or service does not perform as anticipated, our development efforts could result in increased costs and a loss in business, reducing our earnings and causing a loss of revenue. We also rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to, or production of, new technologies, including software and hardware. For example, we rely on our software integration partners to integrate our services and products into the software platforms being used by our customers. Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry standards. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost-effective basis, our business, financial condition and results of operations could be materially adversely affected.

Potential changes in the competitive landscape, including disintermediation from other participants in the payments value chain, could harm our business.

We expect that the competitive landscape will continue to change and challenge us to respond to developments such as:

●	Rapid and significant changes in technology and new and innovative payment methods and programs;
●	Competitors, software integration partners, and other industry participants developing products that compete with or replace our value-added services and solutions;
●

Participants in the financial services payments and technology industries creating new payment services that compete with us or merging, creating joint ventures or forming other business combinations that strengthen their existing business services; and

●	New services and technologies that we develop being impacted by industry-wide solutions and standards related to migration to tokenization or other security-related technologies.

Failure to compete effectively against or otherwise address any of these and other competitive threats could have a material adverse effect on our business, financial condition and results of operations.

If our vertical markets do not increase their acceptance of electronic payments or if there are adverse developments in the electronic payment industry in general, our business, financial condition and results of operations may be adversely affected.

The vertical markets we primarily serve have traditionally not utilized electronic payments. If consumers and businesses in these vertical markets do not increase their use of cards as payment methods for their transactions or if the mix of payment methods changes in a way that is adverse to us, such developments may have a material adverse effect on our business, financial condition and results of operations. Regulatory changes may also result in our customers seeking to charge their own customers additional fees for use of credit or debit cards which may result in such customers using other payment methods. Additionally, in recent years, increased incidents of security breaches have caused some consumers to lose confidence in the ability of businesses to protect their information, causing certain consumers to discontinue use of electronic payment methods. Security breaches could result in financial institutions canceling large numbers of credit and debit cards, or consumers or businesses electing to cancel their cards following such incidents.

Potential customers or software integration partners may be reluctant to switch to, or develop a relationship with, a new merchant acquirer, which may adversely affect our growth.

Many potential customers and software integration partners worry about potential disadvantages associated with switching merchant acquirers, such as a loss of accustomed functionality, increased costs and business disruption. For merchants that are potential customers and software providers that are potential software integration partners, switching to us from another merchant acquirer or integrating with us may be a significant undertaking. There can be no assurance that our strategies for overcoming potential reluctance to change merchant acquirers or to initiate a relationship with us will be successful, and this resistance may adversely affect our growth and our business overall.

If we fail to comply with the applicable requirements of payment networks and industry self-regulatory organizations, those payment networks or organizations could seek to fine us, suspend us or terminate our registrations through our sponsor banks.

We rely on sponsor banks and, in certain cases, third-party processors to access the payment card networks, such as Visa, MasterCard and Discover, that enable our ability to offer to our customers the acceptance of credit cards and debit cards, and we must pay fees for such services. To provide our merchant acquiring services, we are registered through our sponsor banks with the Visa, MasterCard and Discover networks as a service provider for member institutions. As such, we, our sponsor banks and many of our customers are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to sponsor banks and ISOs), merchant chargeback standards and Payment Card Industry Data Security Standards (“PCI DSS”). The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services.

If we or our sponsor banks fail to comply with the applicable rules and requirements of any of the payment networks, such payment network could suspend or terminate our registration. Further, our transaction processing capabilities, including with respect to settlement processes, could be delayed or otherwise disrupted, and recurring non-compliance could result in the payment networks seeking to fine us or suspend or terminate our registrations that allow us to process transactions on their networks, which would make it impossible for us to conduct our business on its current scale.

Under certain circumstances specified in the payment network rules, we may be required to submit to periodic audits, self-assessments or other assessments with regard to our compliance with the PCI DSS. Such audits or assessments may reveal that we have failed to comply with the PCI DSS. In addition, even if we comply with the PCI DSS, there is no assurance that we will be protected from a security breach. The termination of our registrations with the payment networks, or any changes in payment network or issuer rules that limit our ability to provide merchant acquiring services, could have an adverse effect on our payment processing volumes, revenues and operating costs. If we are unable to comply with the requirements applicable to our payment processing activities, the payment networks could no longer allow us to provide these solutions, which would render us unable to conduct our business. If we were precluded from processing Visa and MasterCard electronic payments, we would lose a substantial portion of our revenues.

We are also subject to the operating rules of the National Automated Clearing House Association (“NACHA”). NACHA is a self-regulatory organization which administers and facilitates private-sector operating rules for ACH payments and defines the roles and responsibilities of financial institutions and other ACH network participants. The NACHA Rules and Operating Guidelines impose obligations on us and our partner financial institutions. These obligations include audit and oversight by the financial institutions and the imposition of mandatory corrective action, including termination, for serious violations. If an audit or self-assessment under PCI DSS or NACHA identifies any deficiencies that we need to remediate, the remediation efforts may distract our management team and be expensive and time consuming.

Changes in payment network rules or standards could adversely affect our business, financial condition and results of operations.

Payment network rules are established and changed from time to time by each payment network as they may determine in their sole discretion and with or without advance notice to their participants. The timelines imposed by the payment networks for expected compliance with new rules have historically been, and may continue to be, highly compressed, requiring us to quickly implement changes to our systems which increases the risk of non-compliance with new standards. In addition, the payment networks could make changes to interchange or other elements of the pricing structure of the merchant acquiring industry that would have a negative impact on our results of operations.

For example, “EMV” is a credit and debit authentication methodology mandated by Visa, MasterCard, American Express and Discover and was required to be supported by payment processors beginning April 2013 and by merchants beginning October 2015. This standard set new requirements, including requiring point of sale systems to be capable of accepting the more secure “chip” cards that utilize the EMV standard, and set new rules for data handling and security. Historically, we have not experienced EMV-related liabilities because substantially all of the card payment transactions we process are card-not-present transactions and therefore not impacted by the EMV technology; however, if our business evolves to include more card present transactions in the future, we will need to reevaluate our compliance efforts.

We rely on sponsor banks in order to process electronic payment transactions, and such sponsor banks have substantial discretion with respect to certain elements of our business practices. If these sponsorships are terminated and we are not able to secure new sponsor banks, we will not be able to conduct our business.

Because we are not a bank, we are not eligible for membership in the Visa, MasterCard and other payment networks, and are, therefore, unable to directly access these payment networks, which are required to process transactions.

These networks’ operating regulations require us to be sponsored by a member bank in order to process electronic payment transactions. We are currently registered with Visa, MasterCard and Discover through our sponsor banks. We primarily work with such sponsor banks directly to settle transactions, whereas many of our competitors are generally more dependent on third party super-ISOs (Independent Sales Organizations).

In general, our sponsor banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and/or MasterCard regulations, change to prevent either the applicable bank or us from performing services under the agreement. If these sponsorships are terminated and we are unable to secure a replacement sponsor bank within the applicable wind down period, we will not be able to process electronic payment transactions. While we maintain relationships with multiple sponsor banks for flexibility in the processing of payment volume and in the pricing of our customers’ solutions, the loss of or termination of a relationship with a sponsor bank or a significant decrease in the amount of payment volume that a sponsor bank processes for us could reduce such flexibility and negatively affect our business. As a result, we may be unable to obtain favorable pricing for our customers, which could negatively impact our ability to attract and retain customers. To the extent the number of our sponsor banks decreases, we will become increasingly reliant on our remaining sponsor banks, which would materially adversely affect our business should our relationship with any of such remaining banks be terminated or otherwise disrupted.

Furthermore, our agreements with our sponsor banks provide the sponsor banks with substantial discretion in approving certain elements of our business practices, including our solicitation, application and underwriting procedures for merchants. We cannot guarantee that our sponsor banks’ actions under these agreements will not be detrimental to us, nor can it provide assurance that any of our sponsor banks will not terminate their sponsorship of us in the future. Our sponsor banks have broad discretion to impose new business or operational requirements on us for purposes of compliance with payment network rules, which may materially adversely affect our business. If our sponsorship agreements are terminated and we are unable to secure another sponsor bank, we will not be able to offer Visa or MasterCard transactions or settle transactions which would likely cause us to terminate our operations.

Our sponsor banks also provide or supplement funding and settlement services in connection with our card processing services. If our sponsorship agreements are terminated and we are unable to secure another sponsor bank or maintain relationships with other existing sponsor banks, we will not be able to process Visa and MasterCard transactions which would have a material adverse effect on our business, financial condition and results of operations.

To acquire and retain customers, we depend on our software integration partners that integrate our services and solutions into software used by our customers.

We rely heavily on the efforts of our software integration partners to ensure our services and solutions are properly integrated into the software that our customers use. Generally, our agreements with software integration partners are not exclusive and these partners retain the right to refer potential customers to other merchant acquirers.

We may need to provide financial concessions to maintain relationships with current software integration partners or to attract potential software integration partners from our competitors. We have been required, and expect to be required in the future, to make concessions when renewing contracts with our software integration partners, and such concessions can have a material impact on our financial condition or operating performance.

If our software integration partners focus more heavily on working with other merchant acquirers, cease operations or become insolvent, we may be at risk of losing existing customers with whom these software integration partners have relationships. If we are unable to maintain our existing base of software integration partners or develop relationships with new software integration partners, our business, financial condition and results of operations would be materially adversely affected. In addition, our efforts to form relationships with new software integration partners may be hindered to the extent they perceive that integrating with a new merchant acquirer or switching to us from another merchant acquirer is too costly or time-consuming. Many software providers choose to integrate with only a small number of payments processors due to the requisite time and cost of integrating their systems with a payment processor’s solutions. To the extent that a potential software integration partner has already integrated with several payments processors, it may be difficult for us to convince them to expand the number of payments processors they are integrated with and incur the expense and potential business disruption needed to successfully integrate our software with their systems.

Further, to the extent our software integration partners engage in, or are alleged to have engaged in, behavior that involves intentional or negligent misrepresentation of pricing or other contractual terms to customers or potential customers related to our processing services or solutions, we may be named in legal proceedings in connection with such actions of our software integration partners. Our software integration partners are independent businesses and we have no control over their day-to-day business activities, including their customer marketing and solicitation practices. While in some cases we may have indemnification rights against our software integration partners for these activities, there is no guarantee that we will be able to successfully enforce those indemnification rights or that our software integration partners are adequately capitalized in a manner necessary to satisfy their indemnification obligations to us. If one or more judgments or settlements in any litigation or other investigation, or related defense and investigation costs, significantly exceed our insurance coverage and we are unable to enforce our indemnification rights against a software integration partner or partners, our business, financial condition and results of operations could materially suffer.

Failure to effectively manage risk and prevent fraud could increase our chargeback liability and other liability.

We are potentially liable for losses caused by fraudulent card transactions or business fraud. Card fraud occurs when a merchant’s customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by its customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. In addition, consumers may dispute repayments on a loan by claiming it was unlawful under applicable law.

Business fraud occurs when a business or organization, rather than a cardholder, opens a fraudulent merchant account and conducts fraudulent transactions or when a business, rather than a consumer (though sometimes working together with a consumer engaged in fraudulent activities), knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction, or provides services in violation of applicable law. Business fraud also occurs when employees of businesses change the business demand deposit accounts to their personal bank account numbers, so that payments are improperly credited to the employee’s personal account.

These types of fraud present potential liability for chargebacks associated with our customers’ processing transactions. If a billing dispute between a customer and a consumer is not ultimately resolved in favor of our customer, the disputed transaction is “charged back” to the customer’s bank and credited to the account of the consumer. Anytime our customer is unable to satisfy a chargeback, we are responsible for that chargeback. We have a number of contractual protections and other means of recourse to mitigate those risks, including collateral or reserve accounts that we may require our customers to maintain for these types of contingencies. Nonetheless, if we are unable to collect the chargeback from the customers’ account or reserve account (if applicable), or if the customer refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. We have established systems and procedures to detect and reduce the impact of business fraud, but these measures may not be effective, and incidents of fraud could increase in the future. During the year ended December 31, 2018 and the nine months ended September 30, 2019, we believe our chargeback rate was less than 1% of payment volume. Any increase in chargebacks not paid by our customers could have a material adverse effect on our business, financial condition and results of operations.

Our processes to reduce fraud losses depend in part on our ability to restrict the deposit of processing funds while we investigate suspicious transactions. We could be sued by parties alleging that our restriction and investigation processes violate federal and state laws on consumer protection and unfair business practice. If we are unable to defend any such claim successfully, we could be required to restructure our anti-fraud processes in ways that would harm our business or pay substantial fines.

As part of our program to reduce fraud losses, we may temporarily restrict the ability of customers to access processing deposits if those transactions or their account activity are identified by our anti-fraud models as suspicious. We could be sued by parties alleging that our restriction and investigation processes violate federal and state laws on consumer protection and unfair business practice. If we are unable to defend any such claim successfully, we could be required to restructure our anti-fraud processes in ways that could harm our business, and to pay substantial fines. Even if we are able to defend a claim successfully, the litigation could damage our reputation, consume substantial amounts of our management’s time and attention, and require us to change our customer service and operations in ways that could increase our costs and decrease the effectiveness of our anti-fraud program.

We receive savings related to favorable pricing on interchange and other payment network fees. To the extent we cannot maintain such savings and cannot pass along any corresponding increases in such fees to our customers, our operating results and financial condition may be materially adversely affected.

We bear interchange, assessment, transaction and other fees set by the payment networks to the card issuing banks and the payment networks for each transaction we process. Under certain circumstances, the payment networks afford us preferential rates with respect to such fees, which helps us to control our operating costs. From time to time, the payment networks increase the interchange fees and other fees that they charge payment processors and the sponsor banks. At their sole discretion, our sponsor banks have the right to pass any increases in interchange and other fees on to us, and they have consistently done so in the past. We are generally permitted under the contracts into which we enter with our customers, and in the past have been able to, pass these fee increases along to our customers through corresponding increases in our processing fees. However, if we are unable to pass through these and other fees in the future, or if the payment networks decline to offer us preferential rates on such fees as compared to those charged to other payment processors, our business, financial condition and results of operations could be materially adversely affected. In addition, the various card associations and networks prescribe certain capital requirements on us, such as reserves in respect of certain customers for chargeback liabilities. Any increase in the capital level required would further limit our use of capital for other purposes.

Our systems and those of our third-party providers may fail due to factors beyond our control, which could interrupt our service, resulting in our inability to process payments, loss of business, increase in costs and exposure to liability.

We depend on the efficient and uninterrupted operation of numerous systems, including our computer network systems, software, data centers and telecommunication networks, as well as the systems and services of our sponsor banks, the payment networks, third-party providers of processing services and other third parties. Our systems and operations, or those of our third-party providers, such as our provider of dial-up authorization services, or the payment networks themselves, could be exposed to damage or interruption from, among other things, hardware and software defects or malfunctions, telecommunications failure, computer denial-of-service and other cyberattacks, unauthorized entry, computer viruses or other malware, human error, natural disaster, power loss, acts of terrorism or sabotage, financial insolvency of such providers and similar events. These threats, and errors or delays in the processing of payment transactions, system outages or other difficulties, could result in failure to process transactions, additional operating and development costs, diversion of technical and other resources, loss of revenue, customers and software integration partners, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities and fines and other sanctions imposed by payment networks. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

At present, our critical operational systems, such as our payment gateway, are fully redundant, while certain of our less critical systems are not. Therefore, certain aspects of our operations may be subject to interruption. Also, while we have disaster recovery policies and arrangements in place, they have not been tested under actual disasters or similar events. Maintaining and upgrading our system is costly and time-consuming, involves significant technical risk and may divert our resources from new features and products, and there can be no assurances that such systems will be effective. Frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business practices.

In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive and time-consuming. If we fail to timely and successfully implement new information systems and technologies or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, this could have an adverse impact on our business, internal controls (including internal controls over financial reporting), results of operations and financial condition.

We rely on other service and technology providers. If such providers fail in or discontinue providing their services or technology to us, our ability to provide services to customers may be interrupted, and, as a result, our business, financial condition and results of operations could be adversely impacted.

We rely on third parties to provide or supplement card processing services and for infrastructure hosting services. We also rely on third parties for specific software and hardware used in providing our products and services. The termination by our service or technology providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with our customers and, if we cannot find alternate providers quickly, may cause those customers to terminate their relationships with us.

Our third-party processors, which provide us with front-end authorization services and certain other services, compete with us or may compete with us in the future in the vertical markets that we serve. There can be no assurance that these processors will maintain their relationships with us in the future or that they will refrain from competing directly with the solutions that we offer.

If we are unable to renew our existing contracts with our most significant vendors, we might not be able to replace the related products or services at the same cost, which would negatively impact our profitability. Additionally, while we believe we would be able to locate alternative vendors to provide substantially similar services at comparable rates, or otherwise replicate such services internally, no assurance can be made that a change would not be disruptive to our business, which could potentially lead to a material adverse impact on our revenue and profitability until resolved.

We also rely in part on third parties for the development of and access to new technologies, and updates to existing products and services for which third parties provide ongoing support, which reliance increases the cost associated with new and existing product and service offerings. Failure by these third-party providers to devote an appropriate level of attention to our products and services could result in delays in introducing new products or services, or delays in resolving any issues with existing products or services for which third-party providers provide ongoing support.

We are subject to economic and political risk, the business cycles of our customers and software integration partners and the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.

The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. Reductions in the amount of consumer spending and lending could result in a decrease in our revenue and profits. If our customers make fewer sales of products and services using electronic payments, or consumers spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

A weakening in the economy could have a negative impact on our customers, as well as their customers who purchase products and services using the payment processing systems to which we provide access, which could, in turn, negatively affect our business, financial condition and results of operations. For example, in the primary vertical markets that we serve, merchants are affected by macroeconomic conditions such as employment, personal income and consumer sentiment. If economic conditions deteriorate and our customers experience decreased demand for consumer lending (particularly in the automobile finance market as consumers cut down on discretionary spending), we would experience a decrease both in volume and number of transactions processed. In addition, a weakening in the economy could force merchants to close at higher than historical rates in part because many of them are not as well capitalized as larger organizations, which could expose us to potential credit losses and future transaction declines. Further, credit card issuers may reduce credit limits and become more selective in their card issuance practices. We also have a certain amount of fixed and semi-fixed costs, including rent, debt service and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.

In addition, a significant portion of our customers are consumer lenders that provide personal loans and automotive loans to consumers that have varying degrees of credit risk. The regulatory environment that these customers operate in is very complex because applicable regulations are often enacted by multiple agencies in the state and federal governments. For example, the Consumer Financial Protection Bureau promulgated new rules applicable to such loans that could have an adverse effect on our customers’ businesses, and numerous state laws impose similar requirements. Such customers are also subject to negative public perceptions that their consumer lending activities constitute predatory or abusive lending to consumers, and concerns raised by consumer advocacy groups and government officials may lead to efforts to further regulate the industry in which many of our customers operate. The combination of these factors, and in particular the uncertainties associated with the regulatory environments in the various jurisdictions in which our customers operate, could materially adversely affect the business of our customers and may force our consumer lender customers to change their business models. As a result, we may need to be nimble and quickly respond to the evolving needs of the vertical markets that we serve. If the business of our customers is materially adversely affected by the uncertainties described above and if we or our customers fail to respond to such changes in the industry in a timely manner, or if there are significant changes in such vertical markets that we do not anticipate, our business, financial condition and results of operations would be materially adversely affected.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor, manage and remediate our risks. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, merchants or other matters that are otherwise inaccessible by us. In some cases, that information may not be accurate, complete or up-to-date. Additionally, our risk detection system is subject to a high degree of “false positive” risks being detected, which makes it difficult for us to identify real risks in a timely manner. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that materially increase our costs and limit our ability to grow and may cause us to lose existing customers.

We may not be able to continue to expand our share in our existing vertical markets or continue to expand into new vertical markets, which would inhibit our ability to grow and increase our profitability.

Our future growth and profitability depend, in part, upon our continued expansion within the vertical markets in which we currently operate, the emergence of other vertical markets for electronic payments and our integrated solutions, and our ability to penetrate new vertical markets and our current software integration partners’ customer bases. As part of our strategy to expand into new vertical markets and increase our share in our existing vertical markets, we look for acquisition opportunities and partnerships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition or partnership candidates in the future, and if we do identify them, they may not provide us with the benefits we anticipated. In addition, we recently began offering our products and services in Canada, a market in which we have no prior operating experience. As a result, our ability to grow and profitably service customers in Canada is uncertain and will require additional resources and controls, and we may encounter unanticipated challenges.

Our expansion into new vertical markets also depends on our ability to adapt our existing technology or to develop new technologies to meet the particular needs of each new vertical market. We may not have adequate financial or technological resources to develop effective and secure services or distribution channels that will satisfy the demands of these new vertical markets. Penetrating these new vertical markets may also prove to be more challenging or costly or may take longer than we may anticipate. If we fail to expand into new vertical markets and increase our penetration into existing vertical markets, we may not be able to continue to grow our revenues and earnings.

We may not be able to successfully execute our strategy of growth through acquisitions.

A significant part of our growth strategy is to enter into new vertical markets through platform acquisitions of vertically-focused integrated payment and software solutions providers, to expand within our existing vertical markets through selective tuck-in acquisitions and to otherwise increase our presence in the payments processing market. From 2016 until the closing of the Business Combination, we completed a total of three platform acquisitions that enabled us to enter new, or expand within existing, vertical markets.  Since the closing of the Business Combination, we have completed two additional acquisitions described in more detail below.

Although we expect to continue to execute our acquisition strategy:

●	we may not be able to identify suitable acquisition candidates or acquire additional assets on favorable terms;

●	we may compete with others to acquire assets, which competition may increase, and any level of competition could result in decreased availability or increased prices for acquisition candidates;

●	competing bidders for such acquisitions may be larger, better-funded organizations with more resources and easier access to capital;

●	we may experience difficulty in anticipating the timing and availability of acquisition candidates;

●	we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions;

●	potential acquisitions may be subject to regulatory approvals, which may cause delays and uncertainties; and

●	we may not be able to generate cash necessary to execute our acquisition strategy.

The occurrence of any of these factors could adversely affect our growth strategy.

Our acquisitions subject us to a variety of risks that could harm our business.

We review and complete selective acquisition opportunities. There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including the difficulties associated with the identification of and competition for acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and our inability to finance the transaction on commercially acceptable terms. In addition, any completed acquisition will subject us to a variety of other risks:

●

we may need to allocate substantial operational, financial and management resources in integrating new businesses, technologies and products, and management may encounter difficulties in integrating the operations, personnel or systems of the acquired business;

●	the acquisition may have a material adverse effect on our business relationships with existing or future customers or software integration partners;

●	we may assume substantial actual or contingent liabilities, known and unknown;

●	the acquisition may not meet our expectations of future financial performance;

●	we may experience delays or reductions in realizing expected synergies or benefits;

●

wet may incur substantial unanticipated costs or encounter other problems associated with the acquired business, including challenges associated with transfer of various data processing functions and connections to our systems and those of our third-party service providers;

●	we may be unable to achieve our intended objectives for the transaction; and

●	we may not be able to retain the key personnel, customers and suppliers of the acquired business.

These challenges and costs and expenses may adversely affect our business, financial condition and results of operations.

The anticipated benefits from our recently announced acquisitions may not be realized on the expected timeline or at all.

On August 14, 2019, we announced our acquisition of TriSource Solutions, LLC (“TriSource”). Since 2012, TriSource has been our primary third-party processor for back-end settlement solutions.  We have no prior experience in providing back-end payment processing services, which represents TriSource’s primary capability.  Accordingly, our lack of experience in the back-end processing market may result in operational difficulties, which could cause a delay or failure to integrate and realize the benefits of the TriSource acquisition.

On October 14, 2019, we announced our acquisition of APS Payments (“APS”).  APS is an integrated payments provider focused on the business-to-business (or “B2B”) vertical.  APS markets its products and services in the B2B vertical through key integrations with leading enterprise resource planning (or “ERP”) software platforms.  The B2B vertical represents a new vertical market for us, and we do not have any prior experience with the key ERP platforms that are critical to the B2B vertical.  Accordingly, our lack of experience in the B2B vertical and with the key ERP platforms may result in operational difficulties, which could cause a delay or failure to integrate and realize the benefits of the APS acquisition.

We may also experience other challenges associated with operating these acquired businesses, including (1) difficulties and delays in integrating each acquired business, including with respect to implementing systems to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks; (2) business disruptions from the acquisition that will harm us or the acquired business, including current plans and operations; (3) potential adverse reactions or changes to business relationships resulting from the announcement or completion of each acquisition, including as it relates to our or the acquired business’ ability to successfully renew existing customer contracts on favorable terms or at all and obtain new customers; (4) retaining the acquired business’ customers, key personnel, vendors and other business relations; and (5) other unexpected costs or problems with integrating each acquired business.

Our level of indebtedness could adversely affect our ability to meet our obligations under our indebtedness, react to changes in the economy or our industry and to raise additional capital to fund operations.

In connection with the Business Combination, we entered into the $230.0 million Credit Agreement (the “New Credit Agreement”) with SunTrust Bank and certain other lenders. As of the closing of the APS acquisition, approximately $220.0 million of aggregate principal amount is outstanding under the New Credit Agreement, and such level of indebtedness could have important consequences to our stockholders. For example, such level of indebtedness could:

●	make it more difficult to satisfy our obligations with respect to any indebtedness, resulting in possible defaults on, and acceleration of, such indebtedness;

●	increase our vulnerability to general adverse economic and industry conditions;

●

require us to dedicate a substantial portion of our cash flows from operations to payments on indebtedness, thereby reducing the availability of such cash flows to fund working capital, capital expenditures and other general corporate requirements or to carry out other aspects of our business;

●	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements or to carry out other aspects of our business;

●	limit our ability to make material acquisitions or take advantage of business opportunities that may arise; and

●	place us at a potential competitive disadvantage compared to our competitors that have less debt.

We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

Future operating flexibility is limited in significant respects by the restrictive covenants in the New Credit Agreement, and we may be unable to comply with all covenants in the future.

The New Credit Agreement imposes restrictions that could impede our ability to enter into certain corporate transactions, as well as increases our vulnerability to adverse economic and industry conditions, by limiting our flexibility in planning for, and reacting to, changes in our business and industry. These restrictions will limit our ability to, among other things:

●	incur or guarantee additional debt;

●	pay dividends on capital stock or redeem, repurchase, retire or otherwise acquire any capital stock;

●	make certain payments, dividends, distributions or investments; and

●	merge or consolidate with other companies or transfer all or substantially all of our assets

In addition, the New Credit Agreement contains certain negative covenants that restrict the incurrence of indebtedness unless certain incurrence-based financial covenant requirements are met. The restrictions may prevent us from taking actions that we believe would be in the best interests of the business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Our ability to comply with these restrictive covenants in future periods will largely depend on our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default, which could result in the acceleration of our debt. In the event of an acceleration of our indebtedness, we could be forced to apply all available cash flows to repay such debt, which would reduce or eliminate distributions to us, which could also force us into bankruptcy or liquidation.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and our share price, which could cause you to lose some or all of your investment.

As a result of unidentified issues or factors outside of our control, we may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses. Unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis conducted. Even though these charges may be non-cash items that would not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate leverage or other covenants to which we may be subject. Accordingly, our stockholders could suffer a reduction in the value of their shares from any such write-down or write-downs.

Changes in tax laws or their judicial or administrative interpretations, or becoming subject to additional U.S., state or local taxes that cannot be passed through to our customers, could negatively affect our business, financial condition and results of operations.

Our operations are subject to extensive tax liabilities, including federal and state and transactional taxes such as excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. Changes in tax laws or their judicial or administrative interpretations could decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and may have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities are subject to periodic audits by the applicable taxing authority which could increase our tax liabilities. Furthermore, companies in the payment processing industry, including us, may become subject to incremental taxation in various taxing jurisdictions. Taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass the tax expense through to our customers, our costs would increase and our net income would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

On December 22, 2017, President Trump signed into law H.R.1, originally known as the “Tax Cuts and Jobs Act,” which includes significant changes to the taxation of business entities. This new legislation, among other things, reduces the U.S. corporate income tax rate, imposes significant additional limitations on the deductibility of interest and allows the expensing of certain capital expenditures. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform or of any future administrative guidance interpreting provisions thereof is uncertain, and our business and financial condition could be adversely affected. This report does not discuss such tax legislation or the manner in which it might affect holders of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of this legislation on their investment.

We may not be able to successfully manage our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology, which is critical to our success, particularly in our strategic verticals where we may offer proprietary software solutions to our customers. Third parties may challenge, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of service offerings or other competitive harm. Other parties, including our competitors, may independently develop similar technology and duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may be subject to termination or renegotiation with unfavorable terms to us, and our third-party licensors may be subject to bankruptcy, insolvency and other adverse business dynamics, any of which might affect our ability to use and exploit the products licensed to us by such third-party licensors. Additionally, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights and know-how, which is expensive, could cause a diversion of resources and may not prove successful. Also, because of the rapid pace of technological change in our industry, aspects of our business and our services rely on technologies developed or licensed by third parties, and we may not be able to obtain or retain licenses and technologies from these third parties on reasonable terms or at all. The loss of intellectual property protection or the inability to license or otherwise use third-party intellectual property could harm our business and ability to compete.

We may also be subject to costly litigation if our services and technology are alleged to infringe upon or otherwise violate a third party’s proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, services or technology. Any of these third parties could make a claim of infringement, breach or other violation of third-party intellectual property rights against us with respect to our products, services or technology. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims. Additionally, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement or other violations and attempting to extract settlements from companies like us. Even if we believe that intellectual property related claims are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. Claims of intellectual property infringement or violation also may require us to redesign affected products or services, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products or services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstance, may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.

If we are unable to develop and maintain effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements, which could have a material adverse effect on our business.

Prior to the Business Combination, for the years ended December 31, 2017 and 2016, Hawk Parent identified control deficiencies that constituted material weaknesses in controls over financial reporting, which were remediated as of the year ended December 31, 2018. The material weaknesses previously identified and subsequently remediated were related to (i) insufficient segregation of duties, (ii) lack of formal documentation and the development of policies and procedures, and (iii) insufficient evidential matter to support the implementation of control activities, all of which were remediated as of the year ended December 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim consolidated financial statements will not be prevented or deleted on a timely basis.

As a private company not subject to the internal control provisions of the Sarbanes-Oxley Act, Hawk Parent had limited accounting and finance personnel and other resources with which to address its internal controls and procedures consistent with PCAOB standards. As of the year ended December 31, 2018, Hawk Parent had remediated its previously identified material weaknesses by taking certain remedial actions, including hiring key accounting personnel and creating a formal month-end financial statement review process, which have been completed. We intend to continue to evaluate actions to enhance our internal controls over financial reporting, but there is no assurance that we will not identify other control deficiencies or material weaknesses in the future.

If we identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weaknesses, our reputation, financial condition and operating results could suffer.

Our customers and their respective businesses are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting our customers’ businesses or the electronic payments industry, or our or our customers’ actual or perceived failure to comply with such obligations, may have an unfavorable impact on our business, financial condition and results of operations.

The customers we serve are subject to numerous federal and state regulations that affect the electronic payments industry. While payment processors like us are not typically subject to examination by government agencies, they are subject to laws and regulations prohibiting unfair, deceptive acts and practices (“UDAAP”). Because of the rules and regulations enacted at the state and federal level that affect our customers, we have developed compliance mechanisms that are designed to limit both our and our sponsor banks’ exposure to such regulations and risks associated with our customers’ industries.

Regulation of the consumer finance industry has increased significantly in the past several years and is continually evolving. In order to manage our exposure to such laws and regulations, we employ a substantial compliance management system designed to identify and mitigate risks associated with our merchant relationships. Our system is audited annually by a third-party and compared against industry standards, including System and Organization Controls and the PCI DSS described above, and we evaluate and update our compliance models to improve our performance and keep up with the rapid evolution of the legal and regulatory regime our customers face. However, changes to statutes, regulations or industry standards, including interpretations and implementation of such statutes, regulations or standards, could increase our cost of doing business or affect our competitive advantage. Our customers are subject to U.S. financial services regulations, numerous consumer protection laws, escheat regulations and privacy and information security regulations, among other laws, rules and regulations. Failure of our customers to comply with regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties or fines. To the extent these regulations negatively impact the business, operations or financial condition of our customers, our business and results of operations could be materially and adversely affected because, among other matters, our customers may experience decreases in payment transactions processed, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. We could be required to invest a significant amount of time and resources to comply with additional regulations or oversight or to modify the manner in which we contract with or provide services and solutions to our customers and regulations could directly or indirectly limit how much we can charge for our services. In addition, we may not be able to update our existing products and services or develop new ones in a timely manner to address the evolving compliance needs of our customers. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.

Laws and regulations, even if not directed at us, may require us to take significant efforts to change our services and solutions and may require that we incur additional compliance costs and change how we price our products and services to our customers and software integration partners. Implementing new compliance efforts is difficult because of the complexity of new regulatory requirements, and we are devoting and will continue to devote significant resources to ensure compliance. Furthermore, regulatory actions may precipitate changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services, and which could materially adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with laws and regulations or evolving public perceptions of our business could damage our business or our reputation.

The businesses of our consumer lender customers are strictly regulated in every jurisdiction in which they operate, and such regulations, and our consumer lender customers’ failure to comply with them, could have an adverse effect on our customers’ businesses and, as a result, our results of operations.

Our customers are subject to a variety of statutes and regulations enacted by government entities at the federal, state and local levels, which, for our customers that are consumer lenders, include regulations relating to: the amount they may charge in interest rates and fees; the terms of their loans (such as maximum and minimum durations), repayment requirements and limitations, number and frequency of loans, maximum loan amounts, renewals and extensions, required repayment plans and reporting and use of state-wide databases; collection and servicing activity; the establishment and operation of their businesses; licensing, disclosure and reporting requirements; restrictions on advertising and marketing; and requirements governing electronic payments and money transmission.

These regulations affect our consumer lender customers’ businesses in many ways, including their loan volume, revenues, delinquencies of their borrowers and results of operations. These changes to these customers’ businesses may affect the payment volume we process, including the number and size of scheduled repayments and the number of originated loans subject to repayment. To the extent these laws and regulations curtail consumer lending activity, our results of operations and financial condition could be adversely affected.

Compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other federal and state regulations may increase our compliance costs, limit our revenues and otherwise negatively affect our business.

Since the enactment of the Dodd-Frank Act, there have been substantial reforms to the supervision and operation of the financial services industry, including numerous new regulations that have imposed compliance costs on us and our financial institution partners and customers. Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers,” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. The Dodd-Frank Act also established the Financial Stability Oversight Council, which has the authority to determine whether any non-bank financial company should be supervised by the Board of Governors of the Federal Reserve System, or the Federal Reserve, because it is systemically important to the U.S. financial system. In addition, federal and state agencies have recently proposed or enacted cybersecurity regulations, such as the Cybersecurity Requirements for Financial Services Companies issued by the New York State Department of Financial Services and the Advance Notice of Proposed Rulemaking on Enhanced Cyber Risk Management Standards issued by The Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation in October 2016. Such cybersecurity regulations are applicable to large bank holding companies and their subsidiaries, as well as to service providers to those organizations. Any new rules and regulations implemented by the CFPB or state or other authorities or in connection with the Dodd-Frank Act could, among other things, slow our ability to adapt to a rapidly changing industry, require us to make significant additional investments to comply with them, redirect time and resources to compliance obligations, modify our products or services or the manner in which they are provided, or limit or change the amount or types of revenue we are able to generate.

Interchange fees, which the payment processor typically pays to the card issuer in connection with credit and debit card transactions, are subject to increasingly intense legal, regulatory and legislative scrutiny. In particular, the Dodd-Frank Act regulates and limits debit card fees charged by certain card issuers and allows businesses and organizations to set minimum dollar amounts for the acceptance of credit cards. Specifically, under the so-called “Durbin Amendment” to the Dodd-Frank Act, the interchange fees that certain issuers charge businesses and organizations for debit transactions are regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the issuer in authorizing, clearing and settling the transactions. Rules released by the Federal Reserve in July 2011 to implement the Durbin Amendment mandate a cap on debit transaction interchange fees for card issuers with assets of $10 billion or greater. Since October 2011, a payment network may not prohibit a card issuer from contracting with any other payment network for the processing of electronic debit transactions involving the card issuer’s debit cards, and card issuers and payment networks may not inhibit the ability of businesses and organizations to direct the routing of debit card transactions over any payment networks that can process the transactions. These restrictions could negatively affect the number of debit transactions, and prices charged per transaction, which would negatively affect our business.

We must comply with laws and regulations prohibiting unfair or deceptive acts or practices, and any failure to do so could materially and adversely affect our business.

We and many of our customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices and various state laws that are similar in scope and subject matter. In addition, provisions of the Dodd-Frank Act that prohibit unfair, deceptive or abusive acts or practices, the Telemarketing Sales Act and other laws, rules and/or regulations, may directly impact the activities of certain of our customers, and in some cases may subject us, as the electronic payment processor or provider of payment settlement services, to investigations, fees, fines and disgorgement of funds if we are found to have improperly aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of a customer through our services. Various federal and state regulatory enforcement agencies, including the Federal Trade Commission and state attorneys general have authority to take action against non-banks that engage in UDAAP, or violate other laws, rules and regulations. To the extent we are processing payments or providing products and services for a customer suspected of violating such laws, rules and regulations, we may face enforcement actions and incur losses and liabilities that may adversely affect our business.

Numerous other federal or state laws affect our business, and any failure to comply with those laws could harm our business.

Currently, we do not believe we are deemed a money transmitter and have no expectation that we would be deemed as such in the foreseeable future. We, along with our third-party service providers, use structural arrangements designed to prevent us from receiving or controlling our customers’ funds and therefore remove our activities from the scope of money transmitter regulation. There can be no assurance that these structural arrangements will remain effective as money transmitter laws continue to evolve or that the applicable regulatory bodies, particularly state agencies, will view our payment processing activities as compliant.

Our business may also be subject to the Fair Credit Reporting Act (the “FCRA”), which regulates the use and reporting of consumer credit information and also imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies. We could be liable if our practices do not comply with the FCRA or regulations under it.

The Housing Assistance Tax Act of 2008 included an amendment to the Internal Revenue Code of 1986, that requires information returns to be made for each calendar year by payment processing entities and third-party settlement organizations with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements. We could be liable for penalties if our information returns are not in compliance with these regulations.

Our solutions may be required to conform, in certain circumstances, to requirements set forth in the Health Insurance Portability and Accountability Act of 1996, which governs the privacy and security of “protected health information.”

Additionally, we are required to comply with certain anti-money laundering regulations in connection with our payment processing activities and are subject to certain economic and trade sanctions programs, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. These regulations are generally governed by the Financial Crimes Enforcement Network of the U.S. Department of the Treasury and the Office of Foreign Assets Control.

Depending on how our products and services evolve, we may be subject to a variety of additional laws and regulations, including those governing money transmission, gift cards and other prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, restrictions on foreign assets, gambling, banking and lending, and import and export restrictions.

Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In addition, to the extent we decide to offer our products and services in additional jurisdictions (for example, our recent expansion into Canada), we may incur additional compliance-related costs with respect to operating in such jurisdictions. Additionally, as our products and services evolve, and as regulators continue to increase their scrutiny of compliance with these obligations, we may be subject to a variety of additional laws and regulations, or we may be required to further revise or expand our compliance management system, including the procedures we use to verify the identity of our customers, their end customers, and to monitor transactions. If we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties, such as a cease and desist order, or we may be required to alter the nature or packaging of our services and solutions, any of which could adversely affect our business or operating results.

Governmental regulations designed to protect or limit access to or use of consumer information could adversely affect our ability to effectively provide our products and services.

In addition to those regulations discussed previously that are imposed by the card networks and NACHA, governmental bodies in the United States have adopted, or are considering the adoption of, laws and regulations restricting the use, collection, storage, transfer and disposal of, and requiring safeguarding of, non-public personal information. Our operations are subject to certain provisions of these laws. Relevant federal privacy laws include the Family Educational Rights and Privacy Act of 1974, the Protection of Pupil Rights Amendment and the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. The U.S. Children’s Online Privacy Protection Act also regulates the collection of information by operators of websites and other electronic solutions that are directed to children under 13 years of age. These laws and regulations restrict our collection, processing, storage, use and disclosure of personal information, may require us to notify individuals of our privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information, and mandate certain procedures with respect to safeguarding and proper description of stored information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of personal information to affected individuals, state officers, consumer reporting agencies and businesses and governmental agencies.

Further, we are obligated by our customers, sponsor banks and software integration partners to maintain the confidentiality and security of non-public consumer information that our customers and their end customers share with us. Our contracts may require periodic audits by independent parties regarding our compliance with applicable standards, and may permit our counterparties to audit our compliance with best practices established by regulatory guidelines with respect to confidentiality and security of non-public personal information. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract, grow and maintain business in the future, and any failure to do so could subject us to contractual liability, each of which could have a material effect on our business and results of operations.

If we fail to comply with these laws, regulations or contractual terms, or if we experience security breaches, we could face regulatory enforcement proceedings, suits for breach of contract and monetary liabilities. Additionally, any such failure could harm the relationships and reputation we depend on to retain existing customers and software integration partners and obtain new customers and software integration partners. If federal and state governmental bodies adopt more restrictive privacy laws in the future, our compliance costs could increase, and it could make our due diligence reviews and monitoring regarding the risk of our customers more difficult, complex and expensive. As our business grows, we may also be required to invest in a more substantive and complex compliance management system than the one we currently employ.

We are an emerging growth company within the meaning of the Securities Act and we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies; this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act of 1933 (the “Securities Act”), as modified by the JOBS Act and have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters. As a result, our stockholders may not have access to certain information they may deem important. We may be an emerging growth company for up to five years from the IPO, although circumstances could cause the loss of that status earlier, including if the market value of our common stock held by non- affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period. Accordingly, when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard, unless early adoption is permitted by the standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may require substantial financial and management resources.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report for the year ending December 31, 2019. If we are deemed to be a large accelerated filer or an accelerated filer, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. We will be required to assure that we are in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of our internal controls. The need to develop the internal control system to achieve compliance with the Sarbanes-Oxley Act may require substantial financial and management resources as well as impose obligations on us.

The loss of key personnel or the loss of our ability to attract, recruit, retain and develop qualified employees, could adversely affect our business, financial condition and results of operations.

We depend on the ability and experience of a number of our key personnel who have substantial experience with our operations, the rapidly changing payment processing industry and the vertical markets in which we offer our products and services. Many of our key personnel have worked for us for a significant amount of time or were recruited by us specifically due to their experience. Our success depends in part upon the reputation and influence within the industry of our senior managers who have, over the years, developed long standing and favorable relationships with our software integration partners, vendors, card associations, sponsor banks and other payment processing and service providers. It is possible that the loss of the services of one or a combination of our senior executives or key managers could have a material adverse effect on our business, financial condition and results of operations. In addition, contractual obligations related to confidentiality and assignment of intellectual property rights may be ineffective or unenforceable, and departing employees may share our proprietary information with competitors or seek to solicit our software integration partners or customers or recruit our key personnel to competing businesses in ways that could adversely impact us.

Further, in order for us to continue to successfully compete and grow, we must attract, recruit, develop and retain personnel who will provide us with the expertise we need. Our success also depends on the skill and experience of our sales force, which we must continuously work to maintain. While we have a number of key personnel who have substantial experience with our operations, we must also develop our personnel so that our personnel is capable of maintaining the continuity of our operations, supporting the development of new services and solutions, and expanding our customer base. In addition, our personnel may not be familiar with the requirement of operating a public company and our management will need to continue to expend time and resources to become familiar with such requirements. The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors.

We have been the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations which could have a material adverse effect on our business, financial condition or results of operations.

In the ordinary course of business, we are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations, including commercial disputes and employee claims, such as claims of age discrimination, sexual harassment, gender discrimination, immigration violations or other local, state and federal labor law violations, and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation and have an adverse impact on our relationships with our customers, software integration partners and other third parties and could lead to additional related claims. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our costs of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Furthermore, there is no guarantee that we will be successful in defending pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending or future claims, litigation or investigations could have a material adverse effect on our business, financial condition and results of operations.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Risks Related to the Business Combination

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was no public market for and no trading in Hawk Parent’s stock. As an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results or changes to our previously announced financial forecasts;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	speculation in the press or investment community;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors or our previously announced financial forecasts in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced products on a timely basis;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our Class A common stock available for public sale;

●	any major change in our board of directors or management;

●	sales of substantial amounts of common stock by our directors, officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Our results of operations may differ significantly from the unaudited pro forma financial information included in our SEC reports.

              Thunder Bridge and Hawk Parent have had no prior history as a combined entity, and Thunder Bridge’s and Hawk Parent’s operations have not previously been managed on a combined basis. The pro forma financial information included in our SEC reports has been presented for informational purposes only and is not necessarily indicative of the financial position or results of operations that would have actually occurred had the Business Combination or TriSource acquisition been completed at or as of the dates indicated, nor is it indicative of our future operating results or financial position. Such pro forma statement of operations does not reflect future nonrecurring charges resulting from the Business Combination or the TriSource acquisition. Such unaudited pro forma financial information does not reflect future events that have occurred or may occur after the Business Combination and TriSource acquisition and does not consider potential impacts of future market conditions on revenues or expenses and instead it was derived from Thunder Bridge’s and Hawk Parent’s historical financial statements, or TriSource’s historical financial statements, and certain adjustments and assumptions have been made regarding us after giving effect to the Business Combination and the TriSource acquisition. There may be differences between preliminary estimates in the pro forma financial information and the final acquisition accounting, which could result in material differences from the pro forma information presented and our results of operations.

              In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate and other factors may affect our financial condition or results of operations following the closing of the Business Combination and the TriSource acquisition. Any potential decline in our financial condition or results of operations may cause significant variations in our stock price.

Risks Related to Our Class A Common Stock

We are a holding company and our only material asset is our interest in Hawk Parent, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

As part of the Business Combination, a wholly-owned subsidiary of Thunder Bridge merged with and into Hawk Parent, with Hawk Parent continuing as the surviving entity of the merger and becoming our subsidiary. As a result, we became a holding company with no material assets other than our ownership of limited liability company interests of Hawk Parent (the “Post-Merger Repay Units” and holders of such Post-Merger Repay Units, the “Repay Unitholders”) and our managing member interest in Hawk Parent, and we have no independent means of generating revenue or cash flow. Upon the completion of the Business Combination, we entered into that certain Tax Receivable Agreement (the “Tax Receivable Agreement”) with the Repay Unitholders. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends will depend on the financial results and cash flows of Hawk Parent and its subsidiaries and the distributions we receive from Hawk Parent. Deterioration in the financial condition, earnings or cash flow of Hawk Parent and its subsidiaries, including its operating subsidiaries such as M & A Ventures, LLC, for any reason could limit or impair Hawk Parent’s ability to pay such distributions. Additionally, to the extent that we need funds and Hawk Parent and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or Hawk Parent is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

Hawk Parent is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to Repay Unitholders (including us). Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of Hawk Parent. Under the terms of Hawk Parent’s Amended and Restated Operating Agreement, Hawk Parent is obligated to make tax distributions to Repay Unitholders (including us) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement (and the cost of administering such payment obligations), which could be significant. We intend to cause Hawk Parent to make distributions to Repay Unitholders in amounts sufficient to cover all applicable taxes (calculated at assumed tax rates), relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by Hawk Parent. However, as discussed below, Hawk Parent’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which Hawk Parent is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Hawk Parent insolvent. If our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement.

Additionally, although Hawk Parent generally is not subject to any entity-level U.S. federal income tax, it may be liable under recent federal tax legislation for adjustments to its tax return, absent an election to the contrary. In the event Hawk Parent’s calculations of taxable income are incorrect, its members, including us, in later years may be subject to material liabilities pursuant to this federal legislation and its related guidance.

We anticipate that the distributions we will receive from Hawk Parent may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of the directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to acquire additional newly issued Post-Merger Repay Units from Hawk Parent at a per unit price determined by reference to the market value of the Class A common stock; to pay dividends, which may include special dividends, on our Class A common stock; to fund repurchases of Class A common stock; or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on Class A common stock or otherwise undertake ameliorative actions between Post-Merger Repay Units and shares of Class A common stock and instead, for example, hold such cash balances, Repay Unitholders that hold interests in Hawk Parent pre-Business Combination may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following an exchange of their Post-Merger Repay Units, notwithstanding that such holders may previously have participated as holders of Post- Merger Repay Units in distributions by Hawk Parent that resulted in such excess cash balances being held by us.

Dividends on our common stock, if any, will be paid at the discretion of our board of directors, which will consider, among other things, our business, operating results, financial condition, current and expected cash needs, plans for expansion and any legal or contractual limitations on our ability to pay such dividends. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to our stockholders. In addition, Hawk Parent is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Hawk Parent (with certain exceptions) exceed the fair value of its assets. Hawk Parent’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to Hawk Parent. If Hawk Parent does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.

Under the Tax Receivable Agreement, we will be required to pay 100% of the tax benefits relating to tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the exchanges of Post-Merger Repay Units into our Class A common stock and related transactions, and those payments may be substantial.

The Repay Unitholders may exchange their Post-Merger Repay Units for shares of Class A common stock pursuant to the Exchange Agreement, subject to certain conditions and lock-up restrictions as set forth therein and in Hawk Parent’s Amended and Restated Operating Agreement. These exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Hawk Parent. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such exchanges never occurred.

In connection with the Business Combination, we entered into the Tax Receivable Agreement, which generally provides for the payment to the Repay Unitholders by us of 100% of certain tax benefits, if any, that we realize (or in certain cases are deemed to realize) (a portion of which will be paid in turn to certain service providers on behalf of them in respect of certain transaction expenses) as a result of these increases in tax basis and certain other tax attributes of Hawk Parent and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are our obligation and not an obligation of Hawk Parent. The actual increase in our allocable share of Hawk Parent’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.

In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits we realize or be accelerated.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the Internal Revenue Service or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event any tax benefits initially claimed by us are disallowed, the current Repay Unitholders will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. As a result, in certain circumstances, we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

Moreover, the Tax Receivable Agreement provides that, in the event that (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) we become bankrupt or undergo a similar insolvency event, (iii) certain changes of control of us occur (as described in the Tax Receivable Agreement) or (iv) we are more than three months late in making of a payment due under the Tax Receivable Agreement (unless we in good faith determine that we have insufficient funds to make such payment), our obligations under the Tax Receivable Agreement will accelerate and we will be required to make an immediate lump-sum cash payment to the Repay Unitholders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The lump-sum payment to the Repay Unitholders could be substantial and could exceed the actual tax benefits that we realize subsequent to such payment because such payment would be calculated assuming, among other things, that we would be able to use the assumed potential tax benefits in future years, and that tax rates applicable to us would be the same as they were in the year of the termination.

There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income or franchise tax savings that we realize. Furthermore, our obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise. Such indebtedness may have a material adverse effect on our financial condition.

Resales of the shares of Class A common stock could depress the market price of our Class A common stock.

There may be a large number of shares of Class A common stock sold in the market in the near future. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. A substantial number of our Class A common stock previously held by the pre-Business Combination public shareholders of Thunder Bridge at the closing of the Business Combination are available for sale in the public market. In addition, 17,615,000 shares of Class A common stock and up to 8,450,000 shares of Class A common stock issuable upon the exercise of our warrants have been registered for resale on the registration statement on Form S-3 declared effective as of September 24, 2019.

We have also registered up to 7,326,728 shares of Class A common stock that we may issue under the 2019 Plan. To the extent such shares have vested or vest in the future (and settle into shares, in the case of restricted stock units), they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

In addition, we have granted certain registration rights in respect of all shares of Class A common stock that are obtainable in exchange for Post-Merger Repay Units held by the Repay Unitholders, including Corsair Capital LLC and its affiliates (“Corsair”), which exchange may occur after the six month anniversary of the closing of the Business Combination.

Potential sales of shares of Class A common stock described above or the perception of such sales may depress the market price of our Class A common stock. A market for our Class A common stock may not continue, which would adversely affect the liquidity and price of our securities.

The price of our Class A common stock may fluctuate significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for our Class A common stock may not be sustained. In addition, the price of our Class A common stock can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our Class A common stock is not listed on, or becomes delisted from, Nasdaq for any reason, and is quoted on an over-the-counter market, the liquidity and price of such securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your Class A common stock unless a market is sustained. Furthermore, our warrants, when exercised, will increase the number of issued and outstanding shares and may reduce the market price of our Class A common stock.

If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our Class A common stock adversely, then the price and trading volume of our Class A common stock could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Delaware law and our governing documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation, bylaws and Delaware General Corporation Law (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

●

the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the limitation of the liability of, and the indemnification of, our directors and officers;

●

the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the requirement that directors may only be removed from the board of directors for cause;

●

a prohibition on stockholder action by written consent (except for actions by the holders of our Class V common stock or as required for holders of future series of preferred stock), which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

●

the requirement that a special meeting of stockholders may be called only by our board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	controlling the procedures for the conduct and scheduling of our board of directors and stockholder meetings;

●

the requirement for the affirmative vote of holders of (i) at least 80% and (ii) 66⅔% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of our bylaws and certain provisions in our certificate of incorporation, respectively, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

●

the ability of our board of directors to amend our bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt; and

●

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.

In addition, as a Delaware corporation, we are generally subject to provisions of Delaware law, including the DGCL. Although we have elected not to be governed by Section 203 of the DGCL, certain provisions of our certificate of incorporation, in a manner substantially similar to Section 203 of the DGCL, prohibit certain of our stockholders (other than those stockholders who are party to a stockholders’ agreement with us) who hold 15% or more of our outstanding capital stock from engaging in certain business combination transactions with us for a specified period of time unless certain conditions are met.

Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

In addition, the provisions of the Stockholders Agreements (as defined below) provide the stockholders party thereto with certain board rights which could also have the effect of delaying or preventing a change in control.

Our certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or if such court does not have subject matter jurisdiction, any other court located in the State of Delaware with subject matter jurisdiction, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees or stockholders to us or our stockholders, (iii) any action asserting a claim against us or our officers or directors arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine of the law of the State of Delaware.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities will be deemed to have notice of and consented to this provision. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us or our directors, officers, and other employees. If a court were to find these exclusive-forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

Certain of our significant stockholders whose interests may differ from those of our public stockholders will have the ability to significantly influence our business and management.

Pursuant to the stockholders agreements (each, a “Stockholders Agreement,” and collectively the “Stockholders Agreements”) that we entered into with Corsair, Thunder Bridge Acquisition LLC (the “Sponsor”), and John Morris and Shaler Alias at the closing of the Business Combination, we agreed to nominate Corsair’s designees and Paul Garcia to serve on our board of directors for so long as each of them and their respective affiliates beneficially own certain specified percentages of our Class A common stock. In addition, John Morris, who serves as our Chief Executive Officer, and Shaler Alias, who serves as our President, pursuant to their Stockholders Agreement, have the right to be designated or nominated as directors of our board of directors so long as they serve us in those respective positions and have the right to designate one separate director (subject to Corsair approval) if they do not continue to serve, as long as they together beneficially own a certain specified percentage of our common stock (including Post-Merger Repay Units exchangeable for shares of our Class A common stock pursuant to the Exchange Agreement). Accordingly, the persons party to these Stockholders Agreements will be able to significantly influence the approval of actions requiring approval by our board of directors through their voting power. Such stockholders will retain significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, the persons party to these Stockholder Agreements could influence whether acquisitions, dispositions and other change of control transactions are approved.

Our certificate of incorporation does not limit the ability of the Sponsor or Corsair to compete with us.

The Sponsor, Corsair and their respective affiliates engage in a broad spectrum of activities, including investments in the financial services and technology industries. In the ordinary course of their business activities, the Sponsor, Corsair and their respective affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our certificate of incorporation provides that none of the Sponsor, Corsair, any of their respective affiliates or any director who is not employed by us (including any non-employee director who serves as one of its officers in both his director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Sponsor and Corsair also may pursue, in their capacities other than as members of our board of directors, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, each of the Sponsor and Corsair may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, 2019 to September 20, 2019 (the date of the filing of our registration statement on Form S-8), we granted aggregate awards of 2,913,114 shares of restricted Class A common stock to certain of our employees under time-vesting restricted stock agreements and performance-vesting restricted stock agreements, which were not covered by a registration statement at the time of grant. We will not receive any proceeds from the issuance or vesting of the restricted Class A common stock. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1

Securities Purchase Agreement by and among Repay Holdings, LLC and the direct and indirect owners of Trisource Solutions, LLC, as of August 13, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 19, 2019).

3.1	Certificate of Corporate Domestication of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 17, 2019).

3.2	Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 17, 2019).

3.3	By-Laws of Repay Holdings Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed on July 17, 2019).

4.1

Amendment of Warrant Agreement, made as of July 11, 2019, by and among Thunder Bridge Acquisition Ltd. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed on July 17, 2019).

10.1

Exchange Agreement, dated as of July 11, 2019, among Repay Holdings Corporation, Hawk Parent Holdings, LLC, and the Holders of LLC Units from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 17, 2019).

10.2

Tax Receivable Agreement among Repay Holdings Corporation and the Persons named therein, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 17, 2019).

10.3

Company Sponsor Stockholders Agreement, dated as of July 11, 2019, among Repay Holdings Corporation and CC Payment Holdings, L.L.C. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 17, 2019).

10.4

Stockholders Agreement, dated as of July 11, 2019, among Repay Holdings Corporation and Thunder Bridge Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 17, 2019).

10.5

Founder Stockholders Agreement, dated July 11, 2019, among Repay Holdings Corporation and the Founders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on July 17, 2019).

10.6

Registration Rights Agreement, dated July 11, 2019, by and among Repay Holdings Corporation, CC Payment Holdings, L.L.C. and its related vehicles, and each of the Stockholders of the Company identified on the signature pages thereto (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on July 17, 2019).

10.7

First Amendment to Registration Rights Agreement, dated July 11, 2019, by and among Thunder Bridge Acquisition Ltd. and Thunder Bridge Acquisition LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on July 17, 2019).

10.8

Revolving Credit and Term Loan Agreement, dated July 11, 2019, among TB Acquisition Merger Sub LLC, Hawk Parent Holdings LLC, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, and SunTrust Bank (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on July 17, 2019).

10.9	Repay Holdings Corporation Omnibus Incentive Plan, effective as of July 11, 2019 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on July 17, 2019).

10.10

Amendment No. 1 to the Repay Holdings Corporation Omnibus Incentive Plan, effective as of September 20, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 filed on September 20, 2019).

10.11	Repay Holdings Corporation Form of Restricted Stock Award Agreement (Time Vested) (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed on July 17, 2019).

10.12	Repay Holdings Corporation Form of Restricted Stock Award Agreement (Performance Vested) (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed on July 17, 2019).

10.13*	Repay Holdings Corporation Form of Restricted Stock Unit Agreement between the Company and the Grantee named therein.

10.14*	Repay Holdings Corporation Summary of Non-Employee Director Compensation, as of September 20, 2019.

31.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Form 10‑Q for the quarter ended September 30, 2019, formatted in XBRL: (i)  Consolidated Balance Sheets, (ii)  Consolidated Statements of Operations, (iii) Consolidated Statements of Changes In Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: November 14, 2019	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)