Form 10-K
period 2019-12-31
Repay Holdings Corp
filed 2020-03-16
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2019, was $269,094,000.

As of March 1, 2020, there were 39,387,538 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 1,731,560 of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding.  As of March 1, 2020, the holders of such outstanding shares of Class V common stock also hold 29,505,623 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of either an amendment to this Form 10-K or its proxy statement for its 2020 Annual Meeting of Shareholders, which are expected to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, the expected benefits from the business combination with Thunder Bridge Acquisition. Ltd., the expected benefits of the acquisitions of TriSource Solutions, L.L.C. (“TriSource”), APS Payments, (defined herein), and CDT Technologies, LTD d/b/a Ventanex (“Ventanex”), our financial performance, our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part I, Item 1A “Risk Factors" of this Form 10-K. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART i

Item 1.  Business

Organizational Structure and Corporate Information

Repay Holdings Corporation was incorporated as a Delaware corporation on July 11, 2019 in connection with the closing of a transaction (the “Business Combination”) pursuant to which Thunder Bridge Acquisition Ltd., a special purpose acquisition company organized under the laws of the Cayman Islands (“Thunder Bridge”), (a) domesticated into a Delaware corporation and changed its name to “Repay Holdings Corporation” and (b) consummated the merger of a wholly owned subsidiary with and into Hawk Parent Holdings, LLC, a Delaware limited liability company (“Hawk Parent”).

Unless otherwise noted or unless the context otherwise requires, the terms “we”, “us”, “Repay” and the “Company” and similar references refer (1) before the Business Combination, to Hawk Parent and its consolidated subsidiaries and (2) from and after the Business Combination, to Repay Holdings Corporation and its consolidated subsidiaries.  Unless otherwise noted or unless the context otherwise requires, “Thunder Bridge” refers to Thunder Bridge Acquisition. Ltd. prior to the consummation of the Business Combination.

We are headquartered in Atlanta, Georgia.  Our legacy business was founded as M & A Ventures, LLC, a Georgia limited liability company doing business as REPAY: Realtime Electronic Payments (“REPAY LLC”), in 2006 by current executives John Morris and Shaler Alias. Hawk Parent was formed in 2016 in connection with the acquisition of a majority interest in the successor entity of REPAY LLC and its subsidiaries (the “2016 Recapitalization”) by certain investment funds sponsored by, or affiliated with, Corsair Capital LLC (“Corsair”).

Business Overview

We are a leading payments technology company. We provide integrated payment processing solutions to industry-oriented vertical markets in which businesses have specific and bespoke transaction processing needs. We refer to these markets as “vertical markets” or “verticals.”

We are a payments innovator, differentiated by our proprietary, integrated payment technology platform and our ability to reduce the complexity of electronic payments for businesses. We intend to continue to strategically target verticals where we believe our ability to tailor payment solutions to our customers’ needs, our deep knowledge of our vertical markets, and the embedded nature of our integrated payment solutions will drive strong growth by attracting new customers and fostering long-term customer relationships.

We processed approximately $10.7 billion of total card payment volume in 2019. Our year-over-year card payment volume growth was approximately 44% in 2019 and 42% in 2018. As of December 31, 2019, we had over 14,000 customers. Our top 10 customers, with an average tenure of approximately four years, contributed to approximately 28% and 33% of total gross profit during the year ended December 31, 2019 and the year ended December 31, 2018, respectively.

Our leading competitive position and differentiated solutions have enabled us to achieve unique advantages in fast-growing and strategically-important segments of the payments market. We provide payment processing solutions to customers primarily operating in the personal loans, automotive loans, receivables management, and business-to-business verticals. Our payment processing solutions enable consumers and businesses in these verticals to make payments using electronic payment methods, rather than cash or check, which have historically been the primary methods of payment in these verticals. We believe that a growing number of consumers and businesses prefer the convenience and efficiency of paying with cards and other electronic methods and that we are poised to benefit from the significant growth opportunity of electronic payment processing as these verticals continue to shift from cash and check to electronic payments. The personal loans vertical is predominately characterized by installment loans, which are typically utilized by consumers to finance everyday expenses. The automotive loans vertical predominantly includes subprime automotive loans, automotive title loans and automotive buy-here-pay-here loans and also includes near-prime and prime automotive loans. Our receivables management vertical relates to consumer loan collections, which typically enter the receivables management process due to delinquency on credit card bills or as a result of major life events, such as job loss or major medical issues. The business-to-business vertical relates to transactions occurring between a wide variety of enterprise customers, many of which operate in the manufacturing, wholesale, and distribution industries.

Our go-to-market strategy combines direct sales with integrations with key software providers in our target verticals. The integration of our technology with key software providers in the verticals that we serve, including loan management systems, dealer management systems, collection management systems, and enterprise resource planning software systems, allows us to embed our omni-channel payment processing technology into our customers’ critical workflow software and ensure seamless operation of our solutions within our customers’ enterprise management systems. We refer to these software providers as our “software integration partners.” This integration allows our sales force to readily access new customer opportunities or respond to inbound leads because, in many cases, a business will prefer, or in some cases only consider, a payments provider that has already integrated or is able to integrate its solutions with the business’ primary enterprise management system. We have successfully integrated our technology solutions with numerous, widely-used enterprise management systems in the verticals that we serve, which makes our platform a more compelling choice for the businesses that use them. Moreover, our relationships with our partners help us to develop deep industry knowledge regarding trends in customer needs. Our integrated model fosters long-term relationships with our customers, which supports our volume retention rates that we believe are above industry averages. As of December 31, 2019, we maintained approximately 70 integrations with various software providers.

Strategic acquisitions are another important part of our long-term strategy. Our acquisitions have allowed us to further penetrate existing vertical markets, access new strategic vertical markets, broaden our technology and solutions suite, and expand our customer base. Our growth strategy is to continue to build our company through a disciplined combination of organic and acquisitive growth. We continue to focus on identifying strategic acquisition candidates in an effort to drive accretive growth.

Growth Strategies

We intend to drive future growth in the following ways:

Increase Penetration in Existing Verticals

We expect to grow meaningfully by continuing to provide innovative payment solutions and customer support to our existing customers as well as new customers in the verticals that we currently serve. In addition, our business model allows us to benefit from the growth of our customers and software integration partners. As our customers’ payment volumes and transactions increase, our revenues increase as a result of the fees we charge for processing these payments. Many of the vertical markets in which we compete are experiencing a secular shift from legacy payment mediums — primarily cash and check — to electronic forms of payment. We stand to benefit from this trend as our customers increasingly opt to process payments via the electronic forms of payment in which we specialize.

New Vertical and Geographic Expansion

We also expect that we will find attractive growth potential in certain verticals in which we currently have limited operations. Though we offer highly customized payment solutions to our customers, our core technology platform is comprehensive and can be leveraged to penetrate other strategic vertical markets. Several verticals, including but not limited to, healthcare, credit unions, and niche business-to-business, are natural extensions of our existing verticals and are well suited to benefit from our core technology offerings. Additionally, we envision growing our geographic footprint, as new territories continue to present new business opportunities. For example, we are focused on expanding our Canadian operations, as the demand for our solutions among existing and prospective Canadian customers remains strong.

Strengthen and Extend Our Solution Portfolio through Continued Innovation.

As we further integrate our solution into our client’s workflow, we will look to continue to innovate on our solution set and broaden our suite of services. Our acquisition of TriSource and our continued investment in our technology capabilities position us to provide value-added services that will address the evolving needs of our clients as they seek to best serve their customers. The ability to serve clients across market verticals and to be integrated across various software platforms enables us to understand the needs of clients across markets and to scale our innovative solutions to a broad segment of the market.

Continue to Drive Operational Efficiencies

As we continue to grow, we expect to become a more significant partner to our sponsor banks, third party processors and software integration partners, which we expect will give us greater leverage as we expand our contractual relationships with them. We will continue to drive operating leverage in our non-technology personnel expenditures, as we believe that we can process larger payment volumes without significant increases to our personnel and operating expenses.

Strategic Acquisitions

From January 1, 2016 through December 31, 2019, we have successfully acquired eight businesses. Given the large size and attractive growth trends of our current addressable market, we are primarily focused on growing our business organically. However, we may selectively pursue strategic acquisitions as opportunities arise that meet our internal requirements for the use of capital and return on investment. Some of these opportunities may include those that enable us to acquire new capabilities that may be harder to develop in-house, gain entrance into new segments of the market, enter new markets, or consolidate our existing market.

Solutions

We provide our customers with comprehensive solutions relating to the following methods of electronic payment:

•        Credit and Debit Processing — Allows our customers to send and accept card payments. These payments can be made using any of our payment channels, as further described below.

•        Automated Clearing House (“ACH”) Processing — Our ACH processing capabilities allow our customers to send and accept traditional and same-day ACH transactions.

•        Instant Funding — Our instant funding capabilities allow our customers to transfer funds directly to a consumer’s debit or prepaid card. We have created a proprietary process that decreases processing delays typically associated with traditional fund disbursements.

The above payment and funding methods are processed through our proprietary payment channels:

•        Web-based

•        Virtual Terminal — A terminal that provides virtual payment access for processing of ACH or card transactions.

•        Hosted Payment Page — A customer-branded terminal that enables ACH and card transaction processing.

•        Online Customer Portal — A consumer-facing, merchant-specific website that gives a merchant’s customer the ability to pay online and view account information anywhere, anytime. A Repay hosted website may be stand alone or integrated with any other software application.

•        Mobile Application — We provide customers the ability to accept payments via a mobile application on a customized, white-label basis.

•        Text-to-Pay — Allows a business’ customer to pay with a simple text message after receiving an SMS alert that reminds such customer when payments are due.

•        Interactive Voice Response (“IVR”) — A secure and flexible option to pay over the phone, 24 hours a day, 7 days a week, via a 1-800 number with bilingual capabilities.

•        Point of Sale (“POS”) — We provide payment acceptance at brick-and-mortar locations through POS equipment that requires a merchant’s customer to provide a card.

Sales and Distribution

Our sales strategy consists of our direct sales representatives, who focus on each of our core verticals, and our software integration partners, which primarily focus on prospective customers within their targeted verticals whose businesses could be best served by their enterprise software solutions.

Direct Sales Representatives

Our sales representatives are organized by vertical market and account size. Direct sales representatives work with our customers and software integration partners to understand our customers’ desired payment solutions and then communicate those desires to our product and technology teams, who build a customized suite of products and payment channels tailored to our customers’ specific needs.

Software Integration Partners

We are currently integrated with approximately 70 software partners that are providers of our customers’ primary enterprise management systems. Our integrations ensure seamless delivery of our full suite of payment processing capabilities to our customers. These integrations are also a critical part of our marketing strategy, as many customers will prefer to award their payments business to payments processors who have worked to integrate their solutions into the customer’s enterprise management systems.

Operations

We believe that we have developed an effective operations system, including our proprietary onboarding, compliance and merchant oversight processes, which is structured to enhance the performance of our platform and support our customers.

Customer and Transaction Risk Management

We target customers that we identify as low-risk through the development of underwriting policies and transaction management procedures to manage approval of new accounts and to establish ongoing monitoring of customer accounts. Effective risk management aids us in minimizing merchant losses relating to chargebacks, rejecting losses and avoiding merchant fraud for the mutual benefit of our customers, our sponsor banks and ourselves.

Proprietary Compliance Management System.    We have developed proprietary onboarding, compliance, and merchant oversight processes, of which our Compliance Management System (“CMS”) is a part. Our CMS, developed in conjunction with the Third Party Payment Processors Association (“TPPPA”), is based on four main components — board and management oversight, a compliance program with written policies and procedures and employee training and monitoring, response to consumer complaints and annual compliance audits from an independent third party — and is inclusive of the Electronic Transaction Association (“ETA”) guidelines on underwriting and risk.

Customer Onboarding.    We believe we maintain rigorous underwriting standards. Prospective customers submit applications to our credit underwriting department, which performs verification and credit-related checks on all applicants. Each customer is assigned a risk profile based on sponsor bank requirements, as well as additional criteria specified by us. Our sponsor banks periodically review and approve of our underwriting policies to ensure compliance with applicable law, regulations and payment network rules. Upon approval, the ongoing risk level of a customer is monitored and adjusted on a monthly basis based on additional data relating to such customer.

Customer Monitoring.    Each customer’s file is assigned one of three risk levels (low, medium or high) corresponding to several customer behaviors. We review and adjust these risk levels on a monthly basis and additionally subject them to more in-depth quarterly reviews. We also engage third parties and rely on internal reporting to identify and monitor credit/fraud risk. We generate customer-specific reports that compile daily and historical transactions, which may include average ticket, transaction volume, refund and chargeback levels and authorization history, which we utilize in order to identify suspicious processing activity. We review these reports on a daily basis and suspend any irregular processing activity, which is subject to review, remediation and, as appropriate, suspension of either an individual or batch of transactions or a particular customer, as applicable.

Investigation and Loss Prevention.    If a customer exceeds the parameters established by our underwriting and/or risk management team or we determine that a customer has violated the payment network rules or the terms of its service agreement with us, one of our team members will identify and document the incident. We then review the incident to determine the actions taken or that we can take to reduce our exposure to loss and the exposure of our customer to liability. As a part of this process, we may request additional transaction information, withhold or divert funds, verify delivery of merchandise or, in some circumstances, deactivate the customer account, include the customer on the Network Match List to notify our industry of the customer’s behavior or take legal action against the customer.

Collateral.    We require some of our customers to establish cash or non-cash collateral reserves, which may include certificates of deposit, letters of credit, rolling merchant reserves or upfront cash. This collateral is utilized in order to offset potential credit or fraud risk liability that we may incur. We attempt to hold such collateral reserves for as long as we are exposed to a loss resulting from a customer’s payment processing activity.

Chargebacks.    The payment networks permit the reversal of a money transfer, a chargeback, up to six months (or in rare cases, a longer time frame) after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the customer incurring the chargeback is unable to fund the refund to the card-issuing bank, we are required to do so by the rules of the payment networks and our contractual arrangements with our sponsor banks. During the year ended December 31, 2019, we believe our chargeback rate was under 1% of our payment volume.

Security, Disaster Recovery, and Back-up Systems

We adhere to strict security standards to protect the payment information that we process. We regularly update our network and provide operating system security releases and virus defenses. We have retained an external party to audit our systems’ compliance with current security standards as established by the Payment Card Industry Data Security Standards (“PCI DSS”), Service Organization Control (“SOC”), and Health Insurance Portability and Accountability Act (“HIPAA”) and to test our systems against vulnerability to unauthorized access. Further, we use one of the most advanced commercially available technologies to encrypt the cardholder numbers and customer data that we store in our databases. Additionally, we have a dedicated team responsible for security incident response, which team develops, maintains, tests and verifies our incident response plan. Disaster recovery is built into our infrastructure through redundant hardware and software applications hosted in two distinct cloud regions. Our primary cloud region is set up to be replicated, substantially on a real time basis, by our secondary cloud region such that if our primary cloud region becomes impaired or unavailable, operations are redirected to the secondary cloud region. Our incident response team tests these systems each quarter to assess the effectiveness of our disaster recovery plan, including staff readiness and operational capability.

Third Party Processors and Sponsor Banks

We partner with institutions in the payment chain to provide authorization, settlement and funding services in connection with our customers’ transactions. These institutions include third party processors and sponsor banks, who sit between us, acting as the merchant acquirer, and the payment networks, such as Visa, MasterCard and Discover. When we facilitate a transaction as a merchant acquirer, we utilize third party processors such as Total Systems Services, Inc. (a subsidiary of Global Payments, Inc.), Worldpay, Inc. (a subsidiary of Fidelity National Information Services, Inc.), and Fiserv Inc. Under such processing arrangements, the third party processors and vendors receive processing fees based on a percentage of the payment volume they process. These processors and vendors in turn have agreements with the payment networks, which permit them to route transaction information through their networks in exchange for fees.

In addition, in order for us to process and settle transactions for our customers, we have entered into sponsorship agreements with banks that are members of the payment networks. We are required to register with the payment networks through these bank partners because we, as payment processors, are not “member banks” as defined by the major payment networks. Our member bank partners sponsor our adherence to the rules and standards of the payment networks and enable us to route transactions under the sponsor banks’ control and identification numbers (for example, known as BIN for Visa and ICA for MasterCard) across the card and ACH networks to authorize and clear transactions. Our relationships with multiple sponsor banks give us the flexibility to shift payment volumes between them, which helps us to secure more competitive pricing for our customers and to maintain redundancy.

Competition

We compete with a variety of payment processing companies that have different business models, go-to-market strategies and technical capabilities. We compete with a large number of small payments processing companies that provide integrated payments solutions and/or related hardware to customers within our existing verticals. More broadly in the overall payments industry, our payment and software solutions compete against many forms of financial services and payment systems, including Open Edge (a division of Global Payments), ACI Worldwide, Inc., JetPay Corporation (a subsidiary of NCR Corporation), Electronic Payment Providers, Inc. (d.b.a. BillingTree), Paya, Inc., Paymentus Corporation and Zelis. We also compete against many traditional merchant acquirers, such as financial institutions, affiliates of financial institutions and payment processing companies in the payment processing industry, including Bank of America Merchant Services, Elavon, Inc. (a subsidiary of U.S. Bancorp), Wells Fargo Merchant Services, Global Payments, Inc., WorldPay, Inc. (a subsidiary of Fidelity National Information Services, Inc.) and Total Systems Services, Inc. (a subsidiary of Global Payments, Inc.). We believe the most significant competitive factors in the markets in which we compete are: (1) economics, including fees charged to merchants and commission payouts to software integration partners; (2) product offering, including emerging technologies and development by other participants in the payments ecosystem; (3) service, including product functionality, value-added solutions and strong customer support for both merchants and software integration partners; and (4) reliability, including a strong reputation for quality service and trusted software integration partners. Our competitors include large and well-established companies, including banks, credit card providers, technology and ecommerce companies and traditional retailers, many of which are larger than we are, have a dominant and secure position in the markets in which they operate or offer other products and services to consumers and customers which we do not offer. Moreover, we compete against all forms of payments, including credit cards, bank transfers, and traditional payment methods, such as cash and check.

Acquisitions

Our historical acquisition activity has allowed us to access new markets, acquire industry talent, broaden our product suite, and supplement organic growth.  Our first three acquisitions — of TBT, Inc., National Translink Corp. and Merchants Choice, Inc. and Falcon Payment Solutions, LLC — were small portfolio acquisitions completed prior to 2016 that provided us with valuable merchant contract rights, industry talent and additions to our sales teams. These acquisitions are not representative of our current acquisition strategy, which will focus on integrated payments companies serving attractive vertical markets and opportunities to broaden our product offerings. Since 2016 through December 31, 2019, we have completed five larger acquisitions, which are described below. These acquisitions were of payment companies and are representative of the acquisitions we envision consummating in the future.

Sigma Acquisition

Effective as of January 1, 2016, we acquired substantially all of the assets of Sigma Payment Solutions, Inc. (“Sigma”). Sigma was an electronic payment solutions provider to the automotive finance industry. The transaction marked

Repay’s expansion into the automotive finance space. We have benefitted greatly from Sigma’s deep integrations with automotive finance software platforms, or Dealer Management Systems.

PaidSuite Acquisition

On September 28, 2017, we acquired substantially all of the assets of PaidSuite, Inc. and PaidMD, LLC (collectively, “PaidSuite”). PaidSuite was an electronic payment solutions provider to the accounts receivable management industry. The transaction accelerated our growth into the accounts receivable management space via customer and software integration partner relationships.

Paymaxx Acquisition

On December 15, 2017, we acquired substantially all of the assets of Paymaxx Pro, LLC (“Paymaxx”). The acquisition of Paymaxx has been highly complementary to our earlier acquisition of Sigma and has bolstered our position in the niche automotive finance market. As part of the acquisition, we acquired increased distribution capabilities in the form of an internal sales force and numerous DMS integrations.

TriSource Acquisition

On August 14, 2019, we acquired all of the equity interests of TriSource for $60.1 million in cash. In addition to the $60.1 million cash consideration, the TriSource selling equityholders may be entitled to a $5.0 million cash earnout payment, dependent on the achievement of certain growth targets. Since 2012, we have used TriSource as one of our primary third-party processors for settlement solutions when we facilitate transactions as a merchant acquirer. The acquisition of TriSource has provided further control over our transaction processing ecosystem and accelerated product delivery capabilities.

APS Acquisition

On October 14, 2019, we acquired substantially all of the assets of American Payment Services of Coeur D’Alene, LLC, North American Payment Solutions LLC, and North American Payment Solutions Inc. (collectively, “APS”) for $30.0 million in cash. In addition to the $30.0 million cash consideration, the APS selling equityholders may be entitled to a total of $30.0 million in three separate cash earnout payments, dependent on the achievement of certain growth targets. The acquisition of APS meaningfully expanded our addressable market by enabling us to access the business-to-business vertical.

Government Regulation

We operate in an increasingly complex and ever evolving legal and regulatory environment. Our and our customers’ businesses are subject to a variety of federal, state and local laws and regulations, as well as the rules and standards of the payment networks that we utilize to provide our electronic payment services. While in some cases payment processors such as Repay are not directly regulated by governmental agencies, because of the rules and regulations enacted at the state and federal level that affect our customers and sponsor banks, we have developed and continually evaluate and update our compliance models to keep up with the rapid evolution of the legal and regulatory regime our customers and sponsor banks face. We are also subject to legal and regulatory requirements which govern the use, storage and distribution of the information we collect from our customers and cardholders while processing transactions.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and its related rules and regulations have resulted in significant changes to the regulation of the financial services industry, including the electronic payment industry. Under the Dodd-Frank Act, debit interchange transaction fees that a card issuer receives and are established by a payment card network for an electronic debit transaction are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Dodd-Frank Act and the Federal Reserve’s implementing regulations require that such interchange fees be “reasonable and proportional” to the cost incurred by the issuer in processing the transactions. Federal Reserve regulations implementing this “reasonable and proportional” requirement have capped debit interchange rates for card issuers operating in the United States with assets of $10 billion or more at the sum of $0.21 per transaction and 5 basis points multiplied by the value of the transaction to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. In addition, the regulations contain non-exclusivity provisions that ban debit card networks from prohibiting an issuer from contracting with any other card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and card networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction. Beginning April 1, 2012, most debit card issuers in the United States were required to participate in at least two unaffiliated debit card networks. On April 1, 2013, the ban on network exclusivity arrangements became effective for prepaid card and healthcare debit card issuers, with certain exceptions for prepaid cards issued before that date. On May 1, 2013, the ban on network exclusivity arrangements became effective for all reloadable general use prepaid cards.

Effective July 22, 2010, merchants were allowed to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (while federal governmental entities and institutions of higher education may set maximum amounts for the acceptance of credit cards). They were also allowed to provide discounts or incentives to entice consumers to pay with an alternative payment method, such as cash, checks or debit cards.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), which has rulemaking authority over consumer protection laws, including the authority to regulate consumer financial products in the United States, including consumer credit, deposit, payment, and similar products. The CFPB may also have authority over us as a provider of services to regulated financial institutions in connection with consumer financial products. Any new rules or regulations implemented by the CFPB, and other similar regulatory agencies in other jurisdictions, or pursuant to the Dodd-Frank Act that are applicable to us or our customers’ businesses, or any adverse changes thereto, could increase our cost of doing business or limit our current offerings of integrated payment solutions.

Privacy and Information Security Regulations

We provide services that may be subject to various state and federal privacy laws and regulations. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which (along with its implementing regulations) restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Our business may also be subject to the Fair Credit Reporting Act of 1970, as amended by the Fair and Accurate Credit Transactions Act of 2003, which regulates the use and reporting of consumer credit information and imposes disclosure requirements on entities who take adverse action based on information obtained from credit reporting agencies. In addition, there are state laws governing the collection of personal information, including those restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the California Consumer Privacy Act (CCPA) of 2018, which became effective January 1, 2020, imposes more stringent requirements with respect to California data privacy. The CCPA includes provisions that give California residents expanded rights to access and delete certain personal information, opt out of certain personal information sharing, and receive detailed information about how certain personal information is used.

Anti-Money Laundering and Counter-Terrorism Regulation

Our business is subject to U.S. federal anti-money laundering laws and regulations. We are also subject to certain economic and trade sanctions programs that are administered by OFAC that prohibit or restrict transactions to or from (or transactions dealing with) narcotics traffickers, terrorists, terrorist organizations, certain individuals, specified countries, their governments and, in certain circumstances, their nationals. Similar anti-money laundering, counter-terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process. We have developed and continue to enhance compliance programs and policies to monitor and address related legal and regulatory requirements and developments.

Unfair or Deceptive Acts or Practices

We and many of our customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices and various state laws similar in scope and subject matter thereto. In addition, laws prohibiting these activities and other laws, rules and or regulations, including the Telemarketing Sales Act, may directly impact the activities of certain of our customers, and in some cases may subject us, as the customer’s payment processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of a customer through our services. Various federal and state regulatory enforcement agencies, including the Federal Trade Commission and the states attorneys general, have authority to take action against payment processors who violate such laws, rules and regulations. To the extent we are processing payments or providing services for a customer suspected of violating such laws, rules and regulations, we may face enforcement actions and, as a result, incur losses and liabilities that may adversely affect our business.

In addition, the Dodd-Frank Act gave the CFPB broad authority to prohibit “unfair, deceptive or abusive acts or practices” in connection with the provision of consumer financial products and services. The CFPB recently issued a policy statement providing a framework for how it defines “abusive” conduct and how it will enforce the prohibition against abusive acts or practices in enforcement actions against financial services companies and their service providers (including payment processors). UDAAP violations include omissions or misrepresentations of important information to consumers or practices that take advantage of vulnerable consumers, such as elderly or low-income consumers. The CFPB has left open the possibility of engaging in a future rulemaking to further define the abusiveness standard and it is uncertain how future rulemaking may impact our business operations and risk.

Indirect Regulatory Requirements

Certain of our customers and our sponsor banks are financial institutions that are directly subject to various regulations and compliance obligations issued by the CFPB, the Federal Reserve, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the National Credit Union Administration and other agencies responsible for regulating financial institutions, which includes state financial institution regulators. While these regulatory requirements and compliance obligations do not apply directly to us, many of these requirements materially affect the services we provide to our customers and us overall. The financial institution regulators have imposed requirements on regulated financial institutions to manage their third-party service providers. Among other things, these requirements include performing appropriate due diligence when selecting third-party service providers; evaluating the risk management, information security, and information management systems of third-party service providers; imposing contractual protections in agreements with third-party service providers (such as performance measures, audit and remediation rights, indemnification, compliance requirements, confidentiality and information security obligations, insurance requirements and limits on liability); and conducting ongoing monitoring, diligence and audit of the performance of third-party service providers. Accommodating these requirements applicable to our customers imposes additional costs and risks in connection with our relationships with financial institutions. We expect to expend significant resources on an ongoing basis in an effort to assist our customers in meeting their legal requirements.

Additionally, our customers, particularly those in the consumer finance market, are subject to various federal, state and local laws and regulations that impose restrictions and requirements on their businesses, such as limitations on interest rates and fees, maximum loan amounts and the number of simultaneous or consecutive loans, imposition of required waiting periods between loans, loan extensions and refinancing, requiring payment schedules (including maximum and minimum loan durations) or repayment plans for borrowers claiming inability to repay loans, mandating disclosures, security for loans, licensing requirements and, in certain jurisdictions, database reporting and loan utilization information.

Payment Network Rules and Standards

Payment networks, such as Visa, MasterCard and American Express, establish their own rules and standards that allocate liabilities and responsibilities among the payment networks and their participants. These rules and standards, including the Payment Card Industry Data Security Standards, govern a variety of areas, including how consumers and customers may use their cards, the security features of cards, security standards for processing, data security and allocation of liability for certain acts or omissions, including liability in the event of a data breach. The payment networks may change these rules and standards from time to time as they may determine in their sole discretion and with or without advance notice to their participants. These changes may be made for any number of reasons, including as a result of changes in the regulatory environment, to maintain or attract new participants, or to serve the strategic initiatives of the networks, and may impose additional costs and expenses on or be disadvantageous to certain participants. Participants are subject to audit by the payment networks to ensure compliance with applicable rules and standards. The networks may fine, penalize or suspend the registration of participants for certain acts or omissions or the failure of the participants to comply with applicable rules and standards.

In order for us to process and settle transactions for our customers, we have entered into sponsorship agreements with banks that are members of the payment systems. We are required to register with the payment networks through these bank partners because we, as payment processors, are not “member banks” as defined by the major payment networks’ rules and standards governing access to those networks. Our bank partners sponsor our adherence to the rules and standards of the payment networks and enable us to route transactions under the sponsor banks’ control and identification numbers (known as BIN for Visa and ICA for MasterCard) across the card and ACH networks to authorize and clear transactions. Payment network rules restrict us from performing funds settlement and require that merchant settlement funds be in the possession of the member bank until the merchant is funded. These restrictions place the settlement assets and liabilities under the control of the member bank.

Our sponsorship agreements give our sponsor banks substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for customers and the terms of our agreements with customers, and provide them with the right to audit our compliance with the payment network rules and guidelines. We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association (“NACHA”) relating to payment transactions we process using the Automated Clearing House Network. Like the payment networks, NACHA may update its operating rules and guidelines at any time, which can require us to take more costly compliance measures or to develop more complex monitoring systems. Similarly, our ACH sponsor banks have the right to audit our compliance with NACHA’s rules and guidelines, and are given wide discretion to approve certain aspects of our business practices and terms of our agreements with ACH customers.

Other Regulation

We are subject to U.S. federal and state unclaimed or abandoned property (escheat) laws, which require us to turn over to certain government authorities the property of others we hold that has been unclaimed for a specified period of time, such as account balances that are due to a software integration partner or customer following discontinuation of its relationship with us. The Housing Assistance Tax Act of 2008 requires certain merchant acquiring entities and third-party settlement organizations to provide information returns for each calendar year with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements.

The foregoing is not an exhaustive list of the laws and regulations to which we are subject and the regulatory framework governing our business is changing continuously. See “Risk Factors — Risks Related to Our Business” in Part I, Item 1A of this Annual Report on Form 10-K.

Intellectual Property

Certain of our products and services are based on proprietary software and related payment systems solutions. We rely on a combination of copyright, trademark, and trade secret laws, as well as employee and third-party non-disclosure, confidentiality, and other contractual arrangements to establish, maintain, and enforce our intellectual property rights in our technology, including with respect to our proprietary rights related to our products and services. In addition, we license technology from third parties that is integrated into some of our solutions.

We own a number of registered service marks, including REPAY® and REPAY REALTIME ELECTRONIC PAYMENTS®, and we have other pending applications. We also own a number of domain names, including www.repay.com. For additional information regarding some of the risks relating to our intellectual property see “Risk Factors — Risks Related to Our Business — We may not be able to successfully manage our intellectual property and may be subject to infringement claims.” in Part I, Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2019, we had 243 employees. None of our employees is represented by a labor union and we have experienced no work stoppages. We consider our employee relations to be good.

Available Information

We maintain a website at www.repay.com, through which you may access our public filings free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information contained on our website is not a part of this Annual Report on Form 10-K and the inclusion of our website address in this report is an inactive textual reference only.

Item 1A.  Risk Factors

Our business involves significant risks. In addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report on Form 10-K or in any document incorporated by reference herein are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

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

Our payment and software solutions compete against many forms of financial services and payment systems, including electronic, mobile and integrated payment platforms as well as cash and checks. Our competitors include Open Edge (a division of Global Payments), ACI Worldwide, Inc., JetPay Corporation (a subsidiary of NCR Corporation), Electronic Payment Providers, Inc. (d.b.a. BillingTree), Paya, Inc., Paymentus Corporation and Zelis. There are also many traditional merchant acquirers, such as financial institutions, affiliates of financial institutions and well-established payment processing companies, in the payment processing industry, including Bank of America Merchant Services, Elavon, Inc. (a subsidiary of U.S. Bancorp), Wells Fargo Merchant Services, Global Payments, Inc., WorldPay, Inc. (a subsidiary of Fidelity National Information Services, Inc.) and Total Systems Services, Inc. (a subsidiary of Global Payments, Inc.). These institutions have established, or may establish in the future, payment processing businesses that could target our existing and potential customers.

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

We are responsible for data security for us and for third parties with whom we partner, including with respect to rules and regulations established by the payment networks, such as Visa, MasterCard and Discover, and debit card networks. These third parties include our customers, software integration partners and other third-party service providers and agents. We and other third parties collect, process, store and/or transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers, expiration dates, driver’s license numbers and bank account numbers. We have ultimate liability to the payment networks and our sponsor banks that register us with the payment networks for our failure or the failure of other third parties with whom we contract to protect this data in accordance with payment network requirements. The loss, destruction or unauthorized modification of merchant or consumer data by us or our contracted third parties could result in significant fines, sanctions, proceedings or actions against us by the payment networks, governmental bodies, consumers or others.

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

Security breaches may be subject to scrutiny from governmental agencies such as the CFPB. See the risk factor entitled “Compliance with the Dodd-Frank Act and other federal and state regulations may increase our compliance costs, limit our revenues and otherwise negatively affect our business.”

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

We expect that the competitive landscape will continue to change and challenge us to respond to developments such as:

•	Rapid and significant changes in technology and new and innovative payment methods and programs;

•	Competitors, software integration partners, and other industry participants developing products that compete with or replace our value-added services and solutions;

•

Participants in the financial services payments and technology industries creating new payment services that compete with us or merging, creating joint ventures or forming other business combinations that strengthen their existing business services; and

•	New services and technologies that we develop being impacted by industry-wide solutions and standards related to migration to tokenization or other security-related technologies.

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

We rely on sponsor banks and, in certain cases, third-party processors to access the payment card networks, such as Visa, MasterCard and Discover, that enable our ability to offer to our customers the acceptance of credit cards and debit cards, and we must pay fees for such services. To provide our merchant acquiring services, we are registered through our sponsor banks with the Visa, MasterCard and Discover networks as a service provider for member institutions. As such, we, our sponsor banks and many of our customers are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to sponsor banks and independent sales organization (“ISOs”)), merchant chargeback standards and PCI DSS. The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services.

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

These networks’ operating regulations require us to be sponsored by a member bank in order to process electronic payment transactions. We are currently registered with payment networks through our sponsor banks. We primarily work with such sponsor banks directly to settle transactions, whereas many of our competitors are generally more dependent on third party super-ISOs.

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

We rely heavily on the efforts of our software integration partners to ensure our services and solutions are properly integrated into the software that our customers use. Generally, our agreements with software integration partners are not exclusive and these partners retain the right to refer potential customers to other payment processors.

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

If our software integration partners focus more heavily on working with other payment processors, cease operations or become insolvent, we may be at risk of losing existing customers with whom these software integration partners have relationships. If we are unable to maintain our existing base of software integration partners or develop relationships with new software integration partners, our business, financial condition and results of operations would be materially adversely affected. In addition, our efforts to form relationships with new software integration partners may be hindered to the extent they perceive that integrating with a new payment processor or switching to us from another payment processor is too costly or time-consuming. Many software providers choose to integrate with only a small number of payments processors due to the requisite time and cost of integrating their systems with a payment processor’s solutions. To the extent that a potential software integration partner has already integrated with several payments processors, it may be difficult for us to convince them to expand the number of payments processors they are integrated with and incur the expense and potential business disruption needed to successfully integrate our software with their systems.

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

We are potentially liable for losses caused by fraudulent card transactions or business fraud. Card fraud occurs when a merchant’s customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by its customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant may be liable for any loss arising from the transaction. In addition, consumers may dispute repayments on a loan by claiming it was unlawful under applicable law.

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

These types of fraud present potential liability for chargebacks associated with our customers’ processing transactions. If a billing dispute between a customer and a consumer is not ultimately resolved in favor of our customer, the disputed transaction is “charged back” to the customer’s bank and credited to the consumer’s bank. Anytime our customer is unable to satisfy a chargeback, we are responsible for that chargeback. We have a number of contractual protections and other means of recourse to mitigate those risks, including collateral or reserve accounts that we may require our customers to maintain for these types of contingencies. Nonetheless, if we are unable to collect the chargeback from the customers’ account or reserve account (if applicable), or if the customer refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. We have established systems and procedures to detect and reduce the impact of business fraud, but these measures may not be effective, and incidents of fraud could increase in the future. During the year ended December 31, 2019, we believe our chargeback rate was less than 1% of payment volume. Any increase in chargebacks not paid by our customers could have a material adverse effect on our business, financial condition and results of operations.

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

As part of our program to reduce fraud losses, we may temporarily restrict the ability of customers to access certain processing deposits if those transactions or their account activity are identified by our anti-fraud models as suspicious. We could be sued by parties alleging that our restriction and investigation processes violate federal and state laws on consumer protection and unfair business practice. If we are unable to defend any such claim successfully, we could be required to restructure our anti-fraud processes in ways that could harm our business, and to pay substantial fines. Even if we are able to defend a claim successfully, the litigation could damage our reputation, consume substantial amounts of our management’s time and attention, and require us to change our customer service and operations in ways that could increase our costs and decrease the effectiveness of our anti-fraud program.

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

The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits, including natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the coronavirus and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. For example, the recent COVID-19 coronavirus outbreak may impact the global economy or negatively affect various aspects of our business, including reductions in the amount of consumer spending and lending which could result in a decrease in our revenue and profits. If our customers make fewer sales of products and services using electronic payments, or consumers spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

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

In addition, a significant portion of our customers are consumer lenders that provide personal loans and automotive loans to consumers that have varying degrees of credit risk. The regulatory environment that these customers operate in is very complex because applicable regulations are often enacted by multiple agencies in the state and federal governments. For example, the CFPB promulgated new rules applicable to such loans that could have an adverse effect on our customers’ businesses, and numerous state laws impose similar requirements. Such customers are also subject to negative public perceptions that their consumer lending activities constitute predatory or abusive lending to consumers, and concerns raised by consumer advocacy groups and government officials may lead to efforts to further regulate the industry in which many of our customers operate. The combination of these factors, and in particular the uncertainties associated with the regulatory environments in the various jurisdictions in which our customers operate, could materially adversely affect the business of our customers and may force our consumer lender customers to change their business models. As a result, we may need to be nimble and quickly respond to the evolving needs of the vertical markets that we serve. If the business of our customers is materially adversely affected by the uncertainties described above and if we or our customers fail to respond to such changes in the industry in a timely manner, or if there are significant changes in such vertical markets that we do not anticipate, our business, financial condition and results of operations would be materially adversely affected.

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

A significant part of our growth strategy is to enter into new vertical markets through platform acquisitions of vertically-focused integrated payment and software solutions providers, to expand within our existing vertical markets through selective tuck-in acquisitions and to otherwise increase our presence in the payments processing market. From 2016 until the closing of the Business Combination, we completed a total of three platform acquisitions that enabled us to enter new, or expand within existing, vertical markets.  Since the closing of the Business Combination, we have completed three additional acquisitions described in more detail below.

Although we expect to continue to execute our acquisition strategy:

•	we may not be able to identify suitable acquisition candidates or acquire additional assets on favorable terms;

•	we may compete with others to acquire assets, which competition may increase, and any level of competition could result in decreased availability or increased prices for acquisition candidates;

•	competing bidders for such acquisitions may be larger, better-funded organizations with more resources and easier access to capital;

•	we may experience difficulty in anticipating the timing and availability of acquisition candidates;

•	we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions;

•	potential acquisitions may be subject to regulatory approvals, which may cause delays and uncertainties; and

•	we may not be able to generate cash necessary to execute our acquisition strategy.

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

•

we may need to allocate substantial operational, financial and management resources in integrating new businesses, technologies and products, and management may encounter difficulties in integrating the operations, personnel or systems of the acquired business;

•	the acquisition may have a material adverse effect on our business relationships with existing or future customers or software integration partners;

•	we may assume substantial actual or contingent liabilities, known and unknown;

•	the acquisition may not meet our expectations of future financial performance;

•	we may experience delays or reductions in realizing expected synergies or benefits;

•

wet may incur substantial unanticipated costs or encounter other problems associated with the acquired business, including challenges associated with transfer of various data processing functions and connections to our systems and those of our third-party service providers;

•	we may be unable to achieve our intended objectives for the transaction; and

•	we may not be able to retain the key personnel, customers and suppliers of the acquired business.

These challenges and costs and expenses may adversely affect our business, financial condition and results of operations.

The anticipated benefits from our recently announced acquisitions may not be realized on the expected timeline or at all.

On August 14, 2019, we announced our acquisition of TriSource. Since 2012, TriSource has been our primary third-party processor for back-end settlement solutions.  We have no prior experience in providing back-end payment processing services, which represents TriSource’s primary capability.  Accordingly, our lack of experience in the back-end processing market may result in operational difficulties, which could cause a delay or failure to integrate and realize the benefits of the TriSource acquisition.

On October 14, 2019, we announced our acquisition of APS.  APS is an integrated payments provider focused on the business-to-business (or “B2B”) vertical.  APS markets its products and services in the B2B vertical through key integrations with leading enterprise resource planning (or “ERP”) software platforms.  The B2B vertical represents a new vertical market for us, and we do not have any prior experience with the key ERP platforms that are critical to the B2B vertical.  Accordingly, our lack of experience in the B2B vertical and with the key ERP platforms may result in operational difficulties, which could cause a delay or failure to integrate and realize the benefits of the APS acquisition.

On February 10, 2020, we announced our acquisition of Ventanex.  Ventanex is an integrated payment solutions provider to consumer finance (including mortgage servicers) and B2B healthcare verticals.  The mortgage loan servicer and B2B healthcare verticals represent a material expansion of our existing focus.  Accordingly, our lack of experience in the mortgage and B2B healthcare verticals may result in operational difficulties, which could cause a delay or failure to integrate and realize the benefits of the Ventanex acquisition.

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

In connection with the Ventanex acquisition, we entered into an amendment to our Credit Agreement (as amended, the “Amended Credit Agreement”) with Truist Bank and certain other lenders, upsizing the existing credit facility to $345.0 million. As of the closing of the Ventanex acquisition, approximately $255.0 million of aggregate principal amount was outstanding under the Amended Credit Agreement, and such level of indebtedness could have important consequences to our stockholders. For example, such level of indebtedness could:

•	make it more difficult to satisfy our obligations with respect to any indebtedness, resulting in possible defaults on, and acceleration of, such indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flows from operations to payments on indebtedness, thereby reducing the availability of such cash flows to fund working capital, capital expenditures and other general corporate requirements or to carry out other aspects of our business;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements or to carry out other aspects of our business;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise; and

•	place us at a potential competitive disadvantage compared to our competitors that have less debt.

We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

A portion of our indebtedness bears interest at variable interest rates, primarily based on LIBOR. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform, which may cause LIBOR to disappear entirely after 2021 or to perform differently than in the past. While we expect that reasonable alternatives to LIBOR will be implemented prior to the 2021 target date, we cannot predict the consequences and timing of these development, and they could include an increase in our interest expense and/or reduction in our interest income.

Future operating flexibility is limited in significant respects by the restrictive covenants in the Amended Credit Agreement, and we may be unable to comply with all covenants in the future.

The Amended Credit Agreement imposes restrictions that could impede our ability to enter into certain corporate transactions, as well as increases our vulnerability to adverse economic and industry conditions, by limiting our flexibility in planning for, and reacting to, changes in our business and industry. These restrictions will limit our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends on capital stock or redeem, repurchase, retire or otherwise acquire any capital stock;

•	make certain payments, dividends, distributions or investments; and

•	merge or consolidate with other companies or transfer all or substantially all of our assets.

In addition, the Amended Credit Agreement contains certain negative covenants that restrict the incurrence of indebtedness unless certain incurrence-based financial covenant requirements are met. The restrictions may prevent us from taking actions that we believe would be in the best interests of the business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Our ability to comply with these restrictive covenants in future periods will largely depend on our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default, which could result in the acceleration of our debt. In the event of an acceleration of our indebtedness, we could be forced to apply all available cash flows to repay such debt, which would reduce or eliminate distributions to us, which could also force us into bankruptcy or liquidation.

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

As a private company not subject to the internal control provisions of the Sarbanes-Oxley Act, Hawk Parent had limited accounting and finance personnel and other resources with which to address its internal controls and procedures consistent with PCAOB standards. As of the year ended December 31, 2018, Hawk Parent had remediated its previously identified material weaknesses by taking certain remedial actions, including hiring key accounting personnel and creating a formal month-end financial statement review process, which have been completed. We intend to continue to evaluate actions to enhance our internal controls over financial reporting, but there is no assurance that we will not identify other control deficiencies or material weaknesses in the future.   In addition, we may be required to incur costs in improving our internal controls, including the costs of hiring additional personnel.

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

Compliance with the Dodd-Frank Act and other federal and state regulations may increase our compliance costs, limit our revenues and otherwise negatively affect our business.

Since the enactment of the Dodd-Frank Act, there have been substantial reforms to the supervision and operation of the financial services industry, including numerous new regulations that have imposed compliance costs on us and our financial institution partners and customers. Among other things, the Dodd-Frank Act established the CFPB, which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers,” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. The Dodd-Frank Act also established the Financial Stability Oversight Council, which has the authority to determine whether any non-bank financial company should be supervised by the Board of Governors of the Federal Reserve System, or the Federal Reserve, because it is systemically important to the U.S. financial system. In addition, federal and state agencies have recently proposed or enacted cybersecurity regulations, such as the Cybersecurity Requirements for Financial Services Companies issued by the New York State Department of Financial Services and the Advance Notice of Proposed Rulemaking on Enhanced Cyber Risk Management Standards issued by The Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation in October 2016. Such cybersecurity regulations are applicable to large bank holding companies and their subsidiaries, as well as to service providers to those organizations. Any new rules and regulations implemented by the CFPB or state or other authorities or in connection with the Dodd-Frank Act could, among other things, slow our ability to adapt to a rapidly changing industry, require us to make significant additional investments to comply with them, redirect time and resources to compliance obligations, modify our products or services or the manner in which they are provided, or limit or change the amount or types of revenue we are able to generate.

Interchange fees, which the payment processor typically pays to the card issuer in connection with credit and debit card transactions, are subject to increasingly intense legal, regulatory and legislative scrutiny. In particular, the Dodd-Frank Act regulates and limits debit card fees charged by certain card issuers and allows businesses and organizations to set minimum dollar amounts for the acceptance of credit cards. Specifically, under the so-called “Durbin Amendment” to the Dodd-Frank Act, the interchange fees that certain issuers charge businesses and organizations for debit transactions are regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the issuer in authorizing, clearing and settling the transactions. Rules released by the Federal Reserve in July 2011 to implement the Durbin Amendment mandate a cap on debit transaction interchange fees for card issuers with assets of $10.0 billion or greater. Since October 2011, a payment network may not prohibit a card issuer from contracting with any other payment network for the processing of electronic debit transactions involving the card issuer’s debit cards, and card issuers and payment networks may not inhibit the ability of businesses and organizations to direct the routing of debit card transactions over any payment networks that can process the transactions. These restrictions could negatively affect the number of debit transactions, and prices charged per transaction, which would negatively affect our business.

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

In addition to those regulations discussed previously that are imposed by the card networks and NACHA, governmental bodies in the United States have adopted, or are considering the adoption of, laws and regulations restricting the use, collection, storage, transfer and disposal of, and requiring safeguarding of, non-public personal information. Our operations are subject to certain provisions of these laws. Relevant federal privacy laws include the Family Educational Rights and Privacy Act of 1974, the Protection of Pupil Rights Amendment and the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. The U.S. Children’s Online Privacy Protection Act also regulates the collection of information by operators of websites and other electronic solutions that are directed to children under 13 years of age. These laws and regulations restrict our collection, processing, storage, use and disclosure of personal information, may require us to notify individuals of our privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information, and mandate certain procedures with respect to safeguarding and proper description of stored information. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of personal information to affected individuals, state officers, consumer reporting agencies and businesses and governmental agencies. The applicable regulatory framework for privacy issues is evolving and is likely to continue doing so for the foreseeable future, which creates uncertainty. For example, the California Consumer Privacy Act (CCPA) of 2018, which became effective January 1, 2020, imposes more stringent requirements with respect to California data privacy. The CCPA includes provisions that give California residents expanded rights to access and delete certain personal information, opt out of certain personal information sharing, and receive detailed information about how certain personal information is used.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period. Accordingly, when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard, unless early adoption is permitted by the standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results or changes to our previously announced financial forecasts;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	speculation in the press or investment community;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors or our previously announced financial forecasts in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our Class A common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of substantial amounts of common stock by our directors, officers or significant stockholders or the perception that such sales could occur; and

•

general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism and outbreaks of disease or other adverse public health developments such as the recent COVID-19 coronavirus outbreak (the impact of which are highly uncertain and cannot be reasonably estimated or predicted at this time).

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

As part of the Business Combination, a wholly-owned subsidiary of Thunder Bridge merged with and into Hawk Parent, with Hawk Parent continuing as the surviving entity of the merger and becoming our subsidiary. As a result, we became a holding company with no material assets other than our ownership of limited liability company interests of Hawk Parent (the “Post-Merger Repay Units” and holders of such Post-Merger Repay Units other than the Company, the “Repay Unitholders”) and our managing member interest in Hawk Parent, and we have no independent means of generating revenue or cash flow. Upon the completion of the Business Combination, we entered into that certain Tax Receivable Agreement (the “Tax Receivable Agreement”) with the Repay Unitholders. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends will depend on the financial results and cash flows of Hawk Parent and its subsidiaries and the distributions we receive from Hawk Parent. Deterioration in the financial condition, earnings or cash flow of Hawk Parent and its subsidiaries, including its operating subsidiaries, for any reason could limit or impair Hawk Parent’s ability to pay such distributions. Additionally, to the extent that we need funds and Hawk Parent and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or Hawk Parent is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

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

The Repay Unitholders may exchange their Post-Merger Repay Units for shares of Class A common stock pursuant to the Exchange Agreement, subject to certain conditions as set forth therein and in Hawk Parent’s Amended and Restated Operating Agreement. These exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Hawk Parent. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such exchanges never occurred.

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

We have also registered up to 7,326,728 shares of Class A common stock that we may issue under the Repay Holdings Corporation 2019 Omnibus Incentive Plan (the “2019 Plan”). To the extent such shares have vested or vest in the future (and settle into shares, in the case of restricted stock units), they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

In addition, we have granted certain registration rights in respect of all shares of Class A common stock that are obtainable in exchange for Post-Merger Repay Units held by the Repay Unitholders, including Corsair.

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

Our certificate of incorporation, bylaws and Delaware General Corporation Law (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•

the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the limitation of the liability of, and the indemnification of, our directors and officers;

•

the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the requirement that directors may only be removed from the board of directors for cause;

•

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

•

the requirement that a special meeting of stockholders may be called only by our board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	controlling the procedures for the conduct and scheduling of our board of directors and stockholder meetings;

•

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

•

the ability of our board of directors to amend our bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt; and

•

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following table sets forth selected information concerning our principal facilities, as of December 31, 2019.

Location	Owned/Leased	Approximate Square Footage
Corporate Headquarters:
Atlanta, Georgia	Leased	8,700
Additional Facilities:
Bettendorf, Iowa	Leased	4,100
Chattanooga, Tennessee	Leased	1,000
Chicago, Illinois	Leased	1,700
East Moline, Illinois	Leased	7,400
Ft. Worth, Texas	Leased	6,300
Mesa, Arizona	Leased	12,800
Phoenix, Arizona	Leased	7,500
Sarasota, Florida	Leased	8,900

ITEM 3. LEGAL PROCEEDINGS.

We are currently not a party to any legal proceedings that would be expected to have a material adverse effect on our business or financial condition. From time to time, we may be subject to litigation incidental to our business, as well as other litigation of a non-material nature in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock is traded on Nasdaq under the symbol “RPAY”.  As of March 2, 2020, the closing price for our Class A common stock was $18.11.

Market price information regarding our Class V common stock and Post-Merger Repay Units is not provided because there is no public market for our Class V common stock or our Post-Merger Repay Units.

Holders

As of March 1, 2020, there were 26 holders of record of our Class A common stock, 34 holders of record of our Class V common stock and 34 holders of record of Post-Merger Repay Units.  The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently do not intend to pay cash dividends in the foreseeable future.

Performance

The following graph compares the total shareholder return from July 17, 2018, the date on which our Class A common shares commenced trading on the Nasdaq, through December 31, 2019 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor’s 500 Information Technology Index (“S&P Information Technology Index”). The stock performance graph and table assume an initial investment of $100 on July 17, 2018, and that all dividends of the S&P 500 Index and S&P Information Technology Index, were reinvested.

The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act.

	Repay Holdings Corporation	S&P 500 Index	S&P Information Technology Index
July 17, 2018	$100.00	$100.00	$100.00
September 30, 2018	100.62	104.13	103.42
December 31, 2018	102.59	90.05	85.49
March 31, 2019	105.70	102.34	102.46
June 30, 2019	108.08	106.75	108.68
September 30, 2019	138.13	108.56	112.31
December 31, 2019	151.81	118.40	128.48

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock from July 11, 2019 to December 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
October 1-31, 2019	152,976	$13.31	-	$-
November 1-30, 2019	-	-	-	-
December 1-31, 2019	168,287	14.79	-	-
Total	321,263	$14.09	-	$-

(1)

During period ended December 31, 2019, pursuant to the 2019 Omnibus Incentive Plan, we withheld 321,263 shares at an average price per share of $14.09 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the selected financial data set forth below in conjunction with “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 Financial Statements and Supplementary Data.”

	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	From September 1, 2016 to December 31, 2016	From January 1, 2016 to August 31, 2016
(in thousands)	(Successor)	(Predecessor)				(Predecessor) (2)
Statement of operations data:
Revenue (1)	$57,560	$47,043	$130,013	$93,951	$28,747	$55,548
Income (loss) from operations	(27,611)	(20,597)	16,611	16,389	1,613	133
Net income (loss)	(31,561)	(23,743)	10,537	9,448	(311)	(201)
Net income (loss) attributable to the Company	(16,290)	(23,743)	10,537	9,448	(311)	(201)

Earnings (loss) per Class A share (3):
Basic and diluted	$(0.46)
(1)

Revenue for the reporting periods beginning in 2019 is presented under ASC 606, defined herein, while prior period revenue is reported in accordance with the Company’s historic accounting practices under previous guidance. Refer to Part II, Item 8, Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, for further discussion of the revenue accounting policy and recent adoption of Accounting Standards Update 2014-09.

(2)	This period includes the operation results for REPAY LLC (a predecessor entity of Hawk Parent), prior to the 2016 Recapitalization.
(3)	Basic and diluted earnings per Class A share is presented only for the Successor Period, defined herein.

	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017
(in thousands)	(Successor)	(Predecessor)
Balance sheet data:
Total assets	$782,042	$219,058	$211,598
Line of credit	10,000	3,500	500
Long-term debt	203,443	90,715	95,208
Tax receivable agreement	67,176	-	-
Total members’ equity	-	109,078	104,052
Total stockholders’ equity	254,353	-	-
Equity attributable to noncontrolling interests	206,162	-	-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read together with our audited consolidated financial statements and the related notes to those statements included under Item 8, hereof.  For purposes of this section, "Repay", the “Company", "we", or "our" refer to (i) Hawk Parent Holdings, LLC and its subsidiaries ("Predecessor") for the years ended December 31, 2017, December 31, 2018 and the period from January 1, 2019 through July 10, 2019 (each referred to herein as a "Predecessor Period") prior to the consummation of the Business Combination and (ii) Repay Holdings Corporation and its subsidiaries (the "Successor ") for the period from July 11, 2019 through December 31, 2019 (the "Successor Period") after the consummation of the Business Combination, unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.  The combined year ended December 31, 2019 represents the aggregated total of the Predecessor Period and Successor Period.

Overview

We provide integrated payment processing solutions to industry-oriented markets in which merchants have specific transaction processing needs. We refer to these markets as “vertical markets” or “verticals.” Our proprietary, integrated payment technology platform reduces the complexity of the electronic payments process for businesses, while enhancing their consumers’ overall experience. We intend to continue to strategically target verticals where we believe our ability to tailor payment solutions to our customer needs, our deep knowledge of our vertical markets and the embedded nature of our integrated payment solutions will drive strong growth by attracting new customers and fostering long-term customer relationships.

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $10.7 billion of total card payment volume for the year ending December 31, 2019, and our year-over-year card payment volume growth was approximately 44%.

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

As a result of the Business Combination, Thunder Bridge was identified as the acquirer for accounting purposes, and Hawk Parent, which is the business conducted prior to the closing of the Business Combination, is the acquiree and accounting Predecessor. The acquisition was accounted for as a business combination using the acquisition method of accounting, and the Successor’s financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired. As a result of the application of the acquisition method of accounting as of the effective time of the Business Combination, the financial statements for the Predecessor period and for the Successor period are presented on different bases. The historical financial information of Thunder Bridge prior to the Business Combination has not been reflected in the Predecessor period financial statements.

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

Acquisitions

On August 14, 2019, the Company announced the acquisition of TriSource, for up to $65.0 million, which includes a $5.0 million performance based earn-out. The acquisition was financed with a combination of cash on hand and proceeds from borrowings under the New Credit Agreement.  See Note 4 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On October 11, 2019, the Company announced the acquisition of APS, for up to $60.0 million, which includes a $30.0 million performance based earn-out. The acquisition was financed with a combination of cash on hand and proceeds from borrowings under the New Credit Agreement.  See Note 4 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Key Components of Our Revenues and Expenses

Revenues

Revenue.    As our customers process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services are determined, based on the judgment of the Company’s management, considering factors such as margin objectives, pricing practices and controls, customer segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated customers. We believe our chargeback rate was less than 1% of our card payment volume, during the years ended December 31, 2019, 2018 and 2017.

As discussed in Note 3 in the Notes to the Consolidated Financial Statements, Repay adopted ASC 606 on January 1, 2019, using the modified retrospective method and applying the standard to all contracts not completed on the date of adoption. Results for the reporting period beginning January 1, 2019 are presented under ASC 606, while prior period amounts continue to be reported in accordance with the Company's historic accounting practices under previous guidance.

The primary impact to the Company’s consolidated financial statements as a result of the adoption of ASC 606 is a change in total net revenue attributable to the presentation of interchange, network and other fees on a net basis, driven by changes in principal and agent considerations, as compared to previously being presented on a gross basis. Under the modified retrospective method, the Company has not restated its comparative consolidated financial statements for these effects.

Expenses

Interchange and network fees.    Interchange and network fees consist primarily of pass-through fees which generally increase in proportion to card payment volume increases. These include interchange fees, dues and assessments, and other pass-through costs.  Beginning January 1, 2019, as a result of the adoption of ASC 606, interchange and network fees are not presented as operating expenses, but as a reduction of revenue.

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

Results of Operations

	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(in thousands)	(Successor)	(Predecessor)
Revenue
Processing and service fees	$57,560	$47,043	$82,186	$57,063
Interchange and network fees	—	—	47,827	36,888
Total Revenue	57,560	47,043	130,013	93,951

Operating Expenses
Interchange and network fees	$ —	—	47,827	36,888
Other costs of services	15,657	10,216	27,160	20,713
Selling general and administrative	45,758	51,201	29,097	14,604
Depreciation and amortization	23,757	6,223	10,421	7,456
Change in fair value of contingent consideration	—	—	(1,103)	(2,100)
Total operating expenses	85,172	67,640	113,402	77,562

Income (loss) from operations	(27,611)	(20,597)	16,611	16,389

Other income (expense)
Interest expense	(5,922)	(3,145)	(6,073)	(5,706)
Change in fair value of tax receivable liability	(1,638)	—	—	—
Other income (expense)	(1,380)	0	(1)	(1,235)
Total other income (expenses)	(8,940)	(3,145)	(6,074)	(6,941)

Income (loss) before income tax expense	(36,552)	(23,743)	10,537	9,448
Income tax benefit (expense)	4,991	—	—	—
Net income (loss)	$(31,561)	$(23,743)	$10,537	$9,448
Less: Net income (loss) attributable to noncontrolling interests	$(15,271)	—	—	—
Net income (loss) attributable to the Company	$(16,290)	$(23,743)	$10,537	$9,448

Earnings (loss) per Class A share:
Basic and diluted	$(0.46)
Weighted-average shares outstanding:
Basic and diluted	35,731,220

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue

Total revenue was $57.6 million for the Successor Period, $47.0 million from January 1, 2019 through July 10, 2019, and $130.0 million in the year ended December 31, 2018. Total revenue for the combined year ended December 31, 2019 was $104.6 million, a decrease of $25.4 million or 19.5% from $130.0 million for the year ended December 31, 2018.

The primary reason for the decrease is the impact of adopting ASC 606 in 2019 and the result of recording processing revenue “net” of the fees collected on behalf of the payment networks and card issuers, as opposed to the “gross” presentation for certain of these fees in 2018. The decrease is offset by increases as a result of newly signed customers, the growth of our existing customers, as well as the acquisitions of TriSource and APS. For the year ended December 31, 2019, incremental revenues of approximately $13.6 million are attributable to TriSource and APS.

Interchange and Network Fees

Interchange and network fees were $0.0 million for the Successor Period, $0.0 million from January 1, 2019 through July 10, 2019 and $47.8 million in the year ended December 31, 2018. The primary reason for the decrease is due to the impact of adopting ASC 606 in 2019 and the result of recording fees collected on behalf of the payment networks and card issuers “net” of the amounts paid to them, as opposed to the “gross” presentation for certain of these fees in 2018.

Other Costs of Services

Other costs of services were $15.7 million for the Successor Period, $10.2 million from January 1, 2019 through July 10, 2019 and $27.2 million in the year ended December 31, 2018. Other costs of services for the combined year ended December 31, 2019 was $25.9 million, a decrease of $1.3 million or 4.7% from $27.2 million for the year ended December 31, 2018. The primary reason for the decrease is due to the impact of adopting ASC 606 in 2019 and the recording of certain processing and service fees “net” as opposed to the “gross” presentation in 2018. Other costs of services generally increase in proportion to card processing volume.  For the year ended December 31, 2019, incremental costs of services of approximately $6.1 million are attributable to TriSource and APS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $45.2 million for the Successor Period, $51.2 million from January 1, 2019 through July 10, 2019 and $29.1 million in the year ended December 31, 2018. Selling, general and administrative expenses for the combined year ended December 31, 2019 were $96.4 million, an increase of $67.3 million or 231.3% from $29.1 million for the year ended December 31, 2018. This increase was primarily due to one-time expenses associated with the Business Combination, general business growth, increases in stock compensation expense, and increases in expenses relating to software and technological services, rent, telecommunication costs, advertising and marketing.

Change in Fair Value of Contingent Consideration

There was no change in the fair value of contingent consideration in the Successor Period or the period from January 1, 2019 through July 10, 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $23.8 million for the Successor Period, $6.2 million from January 1, 2019 through July 10, 2019 and $10.4 million in the year ended December 31, 2018. Depreciation and amortization expenses for the combined year ended December 31, 2019 were $30.0 million, an increase of $19.6 million or 187.7% from $10.4 million for the year ended December 31, 2018. The increase was primarily due to fair value adjustments to intangibles resulting from the Business Combination, as well as additional depreciation and amortization of fixed assets and intangibles from the acquisitions of TriSource and APS.

Interest Expense

Interest expense was $5.9 million for the Successor Period, $3.1 million from January 1, 2019 through July 10, 2019 and $6.1 million in the year ended December 31, 2018. Interest expense for the combined year ended December 31, 2019 was $9.1 million, an increase of $3.0 million or 49.3% from $6.1 million for the year ended December 31, 2018. This increase was due to a higher average outstanding principal balance under our New Credit Agreement as compared to the average outstanding principal balance under the Prior Credit Agreement.

Change in Fair Value of Assets and Liabilities

Change in fair value of assets and liabilities were $1.6 million for the Successor Period which consisted of fair value adjustments related to the tax receivable liability.

Other Expenses

Other expenses were $1.4 million for the Successor Period which primarily consisted of write-off expenses of debt issuance costs relating to our Prior Credit Agreement, which was settled on July 11, 2019, in connection with the Business Combination and New Credit Agreement. There were de minimis other expenses from January 1, 2019 through July 10, 2019 and for the year ended December 31, 2018.

Income Tax

Prior to the Business Combination, the Company was not subject to corporate income taxation and, thus, did not have any corporate income tax expense in 2018 or 2017. Therefore, comparison of the year ended December 31, 2019 versus 2018 and the year ended December 31, 2018 versus 2017 are not meaningful.

The income tax benefit recorded during 2019 of $5.0 million reflected the expected income tax benefit to be received on the net earnings for the Successor Period related to the Company’s economic interest in Hawk Parent. This was a result of the operating loss incurred by the Company, primarily driven by the expenses incurred in conjunction with Business Combination and stock-based compensation deductions.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

Total revenue increased $36.1 million, or 38.4%, to $130.0 million for the year ended December 31, 2018 from $94.0 million for the year ended December 31, 2017. For the year ended December 31, 2018, incremental revenues of approximately $5.4 million and $17.3 million are attributable to the clients of PaidSuite and Paymaxx, respectively. For the year ended December 31, 2018, revenue from discount fees and fixed transaction and service fees was approximately $128.0 million, which increased $35.1 million, or 37.8%, from $92.9 million for the year ended December 31, 2017.

Processing and service fees increased $25.1 million or 44.0%, to $82.2 million for the year ended December 31, 2018 from $57.1 million for the year ended December 31, 2017.

Interchange and Network Fees

Interchange and network fees increased $10.9 million, or 29.7%, to $47.8 million for the year ended December 31, 2018 from $36.9 million for the year ended December 31, 2017, driven by increases in card payment volume associated with the PaidSuite and Paymaxx acquisitions, new clients, and same sales growth from existing clients. Interchange and network fees increased in general proportion to card payment volume increases.

Other Costs of Services

Other costs of services increased $6.4 million, or 31.1%, to $27.2 million for the year ended December 31, 2018 from $20.7 million for the year ended December 31, 2017. Increased card payment volume resulted in greater third-party processing costs and an increase in commissions paid to our software integration partners.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.5 million, or 99.2%, to $29.1 million for the year ended December 31, 2018 from $14.6 million for the year ended December 31, 2017. This increase was primarily driven by an increase in compensation expenses due to an increase in headcount from acquisitions and general business growth. Increases in software and technological services, rent, telecommunication costs, advertising and marketing expenses accounted for the remainder of the increase. We expect selling, general and administrative expenses to increase going forward, as we further develop our personnel infrastructure and make other investments needed to support the continued development and distribution of our solutions.

Depreciation and Amortization

Depreciation and amortization increased $3.0 million, or 39.7%, to $10.4 million for the year ended December 31, 2018 from $7.5 million for the year ended December 31, 2017, primarily due to greater amortization expense resulting from the PaidSuite and Paymaxx acquisitions

Change in Fair Value of Contingent Consideration

There was $1.1 million of change in fair value of contingent consideration for the year ended December 31, 2018 associated with the earnout payment in connection with the 2016 Recapitalization. The change in fair value of contingent consideration for the year ended December 31, 2017 was income of $2.1 million, associated with an earnout relating to an acquisition that occurred prior to 2016.

Interest Expense

Interest expense increased $0.4 million, or 6.4%, to $6.1 million for the year ended December 31, 2018 from $5.7 million for the year ended December 31, 2017. While our total debt during the year ended December 31, 2018 was higher than that of the year ended December 31, 2017, our Prior Credit Agreement, which was obtained in September 2017, allowed for significantly lower borrowing costs relative to our previous debt facility, which was refinanced and replaced with our Prior Credit Agreement.

Other Expense

Other expenses decreased to $1.1 thousand during the year ended December 31, 2018, from $1.2 million for the year ended December 31, 2017, $0.7 million of which were related to the write-off of debt issuance costs relating to our Prior Credit Agreement and $0.5 million of which were prepayment penalties relating to our previous debt facility, which was refinanced and replaced with our Prior Credit Agreement.

Non-GAAP Financial Measures

This communication includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain non-cash and non-recurring charges, such as loss on extinguishment of debt, non-cash change in fair value of contingent consideration, share-based compensation charges, transaction expenses, management fees, legacy commission related charges, employee recruiting costs, loss on disposition of property and equipment, other taxes, strategic initiative related costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain non-cash and non-recurring charges, such as loss on extinguishment of debt, non-cash change in fair value of contingent consideration, transaction expenses, share-based compensation expense, management fees, legacy commission related charges, employee recruiting costs, loss on disposition of property and equipment, strategic initiative related costs and other non-recurring charges. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on as-converted basis) for the three months ended December 31, 2019, and for the Successor period from July 11, 2019 to December 31, 2019 (excluding certain shares that were subject to forfeiture). Organic gross profit growth is a non-GAAP financial measure that represents the year-on-year gross profit growth that excludes gross profit attributed to acquisitions made in 2019.

We believe that Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per share and organic gross profit growth provide useful information to investors and others in understanding and evaluating its operating results in the same manner as management. However, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per share and organic gross profit growth are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating profit, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per share, organic gross profit growth or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate our non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per share and organic gross profit growth alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP.  You should be aware of additional limitations with respect to Adjusted Net Income per share because the GAAP presentation of net loss per share is only reflected for the Successor period.

The following tables set forth our results of operations for the Successor Period, Predecessor Periods, and year ended December 31, 2019 on a Predecessor/Successor combined basis.

Due to the Predecessor and Successor periods, for the convenience of readers, we have presented the year ended December 31, 2019 on a combined basis (reflecting simple arithmetic combination of the GAAP Predecessor and Successor Periods without further adjustment) in order to present a meaningful comparison against the corresponding period in the years ended December 31, 2018 and 2017.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019	Combined 2019	Adjustments(o)	Pro Forma year ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(in thousands)	(Successor)	(Predecessor)				(Predecessor)
Revenue
Processing and service fees	$57,560	$47,043	$104,603	$ —	$104,603	$82,186	$57,063
Interchange and network fees	—	—	—	—	—	47,827	36,888
Total Revenue	57,560	47,043	104,603	—	104,603	130,013	93,951

Operating Expenses
Interchange and network fees	$ —	—	—	—	—	47,827	36,888
Other costs of services	15,657	10,216	25,873	—	25,873	27,160	20,713
Selling general and administrative	45,758	51,201	96,960	—	96,960	29,097	14,604
Depreciation and amortization	23,757	6,223	29,980	(15,412)	14,568	10,421	7,456
Change in fair value of contingent consideration	—	—	—	—	—	(1,103)	(2,100)
Total operating expenses	85,172	67,640	152,812	(15,412)	137,401	113,402	77,562

Income (loss) from operations	(27,611)	(20,597)	(48,209)	15,412	(32,797)	16,611	16,389

Other income (expense)
Interest expense	(5,922)	(3,145)	(9,067)	—	(9,067)	(6,073)	(5,706)
Change in fair value of tax receivable liability	(1,638)	—	(1,638)	—	(1,638)	—	—
Other income (expense)	(1,380)	0	(1,380)	—	(1,380)	(1)	(1,235)
Total other income (expenses)	(8,940)	(3,145)	(12,085)	—	(12,085)	(6,074)	(6,941)

Income (loss) before income tax expense	(36,552)	(23,743)	(60,294)	15,412	(44,882)	10,537	9,448
Income tax benefit (expense)	4,991	—	4,991	—	4,991	—	—
Net income (loss)	$(31,561)	$(23,743)	$(55,303)	$15,412	$(39,891)	$10,537	$9,448

Add:
Interest expense					9,067	6,073	5,706
Depreciation and amortization (a)					14,568	10,421	7,456
Income tax (benefit)					(4,991)	—	—
EBITDA					$(21,247)	27,031	22,611
Loss on extinguishment of debt (b)					1,380	1	1,235
Non-cash change in fair value of contingent consideration (c)					-	(1,103)	(2,100)
Non-cash change in fair value of assets and liabilities (d)					1,638	-	-
Share-based compensation expense (e)					22,922	797	622
Transaction expenses (f)					40,126	4,751	1,351
Management Fees (g)					211	400	400
Legacy commission related charges (h)					2,557	4,168	782
Employee recruiting costs (i)					51	256	278
Loss on disposition of property and equipment					-	17	8
Other taxes (j)					226	216	98
Strategic initiative costs (k)					352	272	164
Other non-recurring charges (l)					215	(27)	(24)
Adjusted EBITDA					$48,432	$36,779	$25,426

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019	Combined 2019	Adjustments(o)	Pro Forma year ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(in thousands)	(Successor)	(Predecessor)				(Predecessor)
Revenue
Processing and service fees	$57,560	$47,043	$104,603	$ —	$104,603	$82,186	$57,063
Interchange and network fees	—	—	—	—	—	47,827	36,888
Total Revenue	57,560	47,043	104,603	—	104,603	130,013	93,951

Operating Expenses
Interchange and network fees	$ —	—	—	—	—	47,827	36,888
Other costs of services	15,657	10,216	25,873	—	25,873	27,160	20,713
Selling general and administrative	45,758	51,201	96,960	—	96,960	29,097	14,604
Depreciation and amortization	23,757	6,223	29,980	(15,412)	14,568	10,421	7,456
Change in fair value of contingent consideration	—	—	—	—	—	(1,103)	(2,100)
Total operating expenses	85,172	67,640	152,812	(15,412)	137,401	113,402	77,562

Income (loss) from operations	(27,611)	(20,597)	(48,209)	15,412	(32,797)	16,611	16,389

Other income (expense)
Interest expense	(5,922)	(3,145)	(9,067)	—	(9,067)	(6,073)	(5,706)
Change in fair value of tax receivable liability	(1,638)	—	(1,638)	—	(1,638)	—	—
Other income (expense)	(1,380)	0	(1,380)	—	(1,380)	(1)	(1,235)
Total other income (expenses)	(8,940)	(3,145)	(12,085)	—	(12,085)	(6,074)	(6,941)

Income (loss) before income tax expense	(36,552)	(23,743)	(60,294)	15,412	(44,882)	10,537	9,448
Income tax benefit (expense)	4,991	—	4,991	—	4,991	—	—
Net income (loss)	$(31,561)	$(23,743)	$(55,303)	$15,412	$(39,891)	$10,537	$9,448

Add:
Amortization of Acquisition-Related Intangibles(m)					9,917	7,919	6,605
Loss on extinguishment of debt (b)					1,380	1	1,235
Non-cash change in fair value of contingent consideration(c)					—	(1,103)	(2,100)
Non-cash change in fair value of assets and liabilities(d)					1,638	-	-
Share-based compensation expense(e)					22,922	797	622
Transaction expenses(f)					40,126	4,751	1,351
Management Fees(g)					211	400	400
Legacy commission related charges(h)					2,557	4,168	782
Employee recruiting costs(i)					51	256	278
Loss on disposition of property and equipment					-	17	8
Strategic initiative costs(k)					352	272	164
Other non-recurring charges(l)					215	(27)	(24)
Adjusted Net Income					$39,479	$27,987	$18,770

Shares of Class A common stock outstanding (on an as-converted basis)(n)					59,721,429
Adjusted Net income per share					$0.66

(a)	See footnote (m) for details on our amortization and depreciation expenses.
(b)	Reflects write-offs of debt issuance costs relating to Hawk Parent’s term loans and prepayment penalties relating to its previous debt facilities.

(c)	Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(d)	Reflects the changes in management’s estimates of the fair value of the liability relating to the Tax Receivable Agreement
(e)

Represents compensation expense associated with Hawk Parent’s equity compensation plans, totaling $908,977 in the Predecessor period from January 1, 2019 to July 10, 2019 inclusive of charges from accelerated vesting due to a change of control triggered by the Business Combination, and $22,013,287 as a result of new grants made in the Successor period.

(f)

Primarily consists of (i) during the Successor Period , professional service fees and other costs in connection with the Business Combination, the acquisitions of TriSource and APS, and (ii) during the year ended December 31, 2018, professional service fees and other costs in connection with the Business Combination, and additional transaction related expenses in connection with the acquisitions of PaidSuite, Inc. and PaidMD, LLC (together, “PaidSuite”) and Paymaxx Pro, LLC (“Paymaxx”), which transactions closed in 2017.

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
(k)

Consulting fees relating to Repay’s processing services and other operational improvements that were not in the ordinary course as well as one-time fees relating to special projects for new market expansion that are not anticipated to continue in the ordinary course of business are reflected in the twelve months ended December 31, 2019 and 2018, respectively. Additionally, one-time expenses related to the creation of a new entity in connection with equity arrangements for the members of Hawk Parent in connection with the Business Combination are reflected in the twelve months ended December 31, 2019.

(l)

For the twelve months ended December 31, 2018 reflects reversal of adjustments over the prior and current periods made for legal expenses incurred related to a dispute with a former customer, for which we were reimbursed in the current period as a result of its settlement. For the three months ended December 31, 2018 and the twelve months ended December 31, 2019, reflects expenses incurred related to other one-time legal and compliance matters.

(m)

For the year ended December 31, 2018, reflects amortization of customer relationships intangibles acquired through Hawk Parent’s acquisitions of PaidSuite and Paymaxx during the year ended December 31, 2017 and the recapitalization transaction in 2016, through which Hawk Parent was formed in connection with the acquisition of a majority interest in Repay Holdings, LLC by certain investment funds sponsored by, or affiliated with, Corsair. For the year ended December 31, 2019 reflects amortization of the customer relationships intangibles described previously, as well as customer relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and customer relationships, non-competition agreement, and software intangibles acquired through Repay Holdings, LLC’s  acquisitions of TriSource and APS. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Twelve months ended December 31,
(in $ thousands)	2019	2018	2017
Acquisition-related intangibles	$9,917	$7,919	$6,605
Software	3,895	2,052	687
Reseller buyouts	58	58	0
Amortization	$13,870	$10,029	$7,292
Depreciation	698	392	164
Total Depreciation and amortization[1]	$14,568	$10,421	$7,456

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

(n)

Represents the weighted average number of shares of Class A common stock outstanding (on as-converted basis) for the three months ended December 31, 2019, and for the Successor period from July 11, 2019 to December 31, 2019 (excluding certain shares that were subject to forfeiture).

(o)	Adjustment for incremental depreciation and amortization recorded due to fair-value adjustments under ASC 805 in the Successor Period.

Adjusted EBITDA for the combined year ended December 31, 2019 and for the year ended December 31, 2018 was $48.4 million and $36.8 million, respectively, representing 31.7% year-over-year increase. Adjusted Net Income for the combined year ended December 31, 2019 and the year ended December 31, 2018 was $39.5 million and $28.0 million, respectively, representing a 41.0% year-over-year increase. Our net income (loss) attributable to the Company for the combined year ended December 31, 2019 and for the year ended December 31, 2018 was ($40.0) million and $10.5 million, respectively, representing a 381.0% year-over-year decrease.

Adjusted EBITDA for the year ended December 31, 2018 and 2017 was $36.8 million and $25.4 million, respectively, representing a 44.7% year-over-year increase. Adjusted Net Income for the year ended December 31, 2018 and 2017 was $28.0 million and $18.8 million, respectively, representing a 49.1% year-over-year increase. Our net income for the year ended December 31, 2018 and 2017 was $10.5 million and $9.4 million, respectively, representing an 11.5% year-over-year increase.

These increases in Adjusted EBITDA and Adjusted Net Income, in the combined year ended December 31, 2019, are the result of the growing card payment volume and revenue figures described above, new customers, and same store sales growth from existing customers as well as the acquisitions of TriSource and APS. The decrease in Net Income, in the combined year ended 2019, is primarily the result of one-time expenses incurred in connection with the Business Combination as well as stock compensation expense.

These increases in Adjusted EBITDA and Adjusted Net Income, in the year ended December 31, 2018, are the result of the growing card payment volume and revenue figures described above, new customers, and same store sales growth from existing customers.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of December 31, 2019, we had $24.6 million of cash and cash equivalents and available borrowing capacity of $10.0 million under the New Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and customer settlement funds of $13.3 million at December 31, 2019. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the New Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.

We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including Hawk Parent, which distributions may be restricted by law or contractual agreements, including agreements governing their indebtedness. For a discussion of those considerations and restrictions, refer to Part II, Item 1A "Risk Factors - Risks Related to Our Class A Common Stock."

Cash Flows

The following table present a summary of cash flows from operating, investing and financing activities for the periods indicated:

	July 11, 2019 to December 31, 2019	January 1, 2019 to July 10, 2019	Period Ended December 31, 2018	Period Ended December 31, 2017
(In thousands)	(Successor)	(Predecessor)
Net cash provided by operating activities	$12,936	$8,350	$24,177	$21,143
Net cash used in investing activities	(335,084)	(4,046)	(5,798)	(3,437)
Net cash provided (used) by financing activities	360,049	(9,355)	(8,208)	(8,993)

Cash Flow from Operating Activities

Net cash provided by operating activities was $12.9 million in the Successor Period.

Net cash provided by operating activities was $8.4 million from January 1, 2019 through July 10, 2019.

Net cash provided by operating activities was $24.2 million in the year ended December 31, 2018.

Net cash provided by operating activities was $21.1 million in the year ended December 31, 2017.

Cash provided by operating activities for the Successor Period from July 11, 2019 to December 31, 2019 and the Predecessor periods from January 1 to July 10, 2019 and the year ended December 31, 2018 reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $335.1 million in the Successor Period due to the Business Combination, the acquisitions of TriSource and APS, and capitalization of software development activities.

Net cash used in investing activities was $4.0 million from January 1, 2019 through July 10, 2019 due to capitalization of software development activities and fixed asset additions.

Net cash used in investing activities was $5.8 million in the year ended December 31, 2018 due to capitalization of software development activities and fixed asset additions.

Net cash used in investing activities was $3.4 million in the year ended December 31, 2017 due to capitalization of software development activities and fixed asset additions.

Cash Flow from Financing Activities

Net cash provided by financing activities was $360.0 million in the Successor Period due to borrowings under our New Credit Agreement of $220.0 million, offset by debt issuance costs of $6.1 million.  The Company received proceeds from the Business Combination of $148.9 million and a private placement offering of $135.0 million, offset by payments of $93.3 million to settle our Prior Credit Agreement and $38.7 million to repurchase outstanding Thunder Bridge warrants.

Net cash used in financing activities was $9.4 million from January 1, 2019 through July 11, 2019 due to $2.5 million of principal payments related to our Prior Credit Agreement and tax distributions of $6.9 million to Hawk Parent’s members.

Net cash used in financing activities was $8.2 million, for the year ended December 31, 2018, as compared to $9.0 million for the year ended December 31, 2017. This decrease was primarily due to the repayment of the Seller Notes, associated with the Repay Acquisition.

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

New Credit Agreement

In connection with the Business Combination, on July 11, 2019, TB Acquisition Merger Sub LLC, Hawk Parent and certain subsidiaries of Hawk Parent, as guarantors, entered into a Revolving Credit and Term Loan Agreement (the “New Credit Agreement”) with certain financial institutions, as lenders, and Truist Bank (formerly SunTrust Bank), as the administrative agent.

As of December 31, 2019, the New Credit Agreement provided for a senior secured term loan facility of $170.0 million, a delayed draw term loan of $40.0 million, and a revolving credit facility of $20.0 million. As of December 31, 2019, the Company had $10.0 million drawn against the revolving credit facility.  We paid $30,764 in fees related to unused commitments from July 11, 2019 through December 31, 2019. The New Credit Agreement was upsized in February 2020.  See Note 18 to the financial statements in Item 8 of this Annual Report on Form 10-K for more information.

As of December 31, 2019, we had term loan borrowings of $203.4 million, net of deferred issuance costs, and $10.0 million in revolver borrowings outstanding under the New Credit Agreement and were in compliance with its restrictive financial covenants.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2019 related to leases and borrowings:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Processing minimums (a)	$862	$202	$360	$300	$-
Facility leases	2,066	944	1,018	104	-
Credit Facility and related interest (b)	269,218	17,440	43,568	208,210	-
Contingent consideration (c)	14,250	14,250	-	-	-
Total	$286,396	$32,837	$44,945	$208,614	$-

(a)      Certain of the agreements with third-party processors require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees it would have received if we had submitted the required minimum number of transactions.

(b)      We estimated interest payments through the maturity of the Credit Facility by applying the interest rate of 5.50% in effect on our borrowings as of December 31, 2019, plus an unused fee rate of 0.50%.

(c)      Represents contingent consideration associated with the acquisitions of TriSource and APS.

Potential payments under the Tax Receivable Agreement are not reflected in this table. See the sections entitled “— Tax Receivable Agreement” below and “Shareholder Proposal 2: The Business Combination Proposal — Related Agreements — Tax Receivable Agreement.”

Tax Receivable Agreement

Upon the completion of the Business Combination, we entered into that certain Tax Receivable Agreement (the “TRA”) with holders (other than the Company) of limited liability company interests of Hawk Parent (the “Post-Merger Repay Units”). As a result of the TRA, we established a liability in our consolidated financial statements. Such liability, which will increase upon the exchanges of Post-Merger Repay Units for Class A common stock, generally represents 100% of the estimated future tax benefits, if any, relating to the increase in tax basis that will result from exchanges of the Post-Merger Repay Units for shares of Class A common stock pursuant to the Exchange Agreement and certain other tax attributes of the Company and tax benefits of entering into the TRA, including tax benefits attributable to payments under the TRA.

Under the terms of the TRA, we may elect to terminate the TRA early but will be required to make an immediate payment equal to the present value of the anticipated future cash tax savings. As a result, the associated liability reported on our consolidated financial statements may be increased. We expect that the payment obligations of the Company required under the TRA will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Post-Merger Repay Units, the price of our Class A common stock at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future, the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest. We expect to fund the payment of the amounts due under the TRA out of the cash savings that we actually realize in respect of the attributes to which TRA relates. However, the payments required to be made could be in excess of the actual tax benefits that we realize and there can be no assurance that we will be able to finance our obligations under the TRA.

Critical Accounting Policies and Recently Issued Accounting Standards

Revenue Recognition

We provide integrated payment processing solutions to niche markets that have specific transaction processing needs; for example, personal loans, automotive loans, and receivables management. We contract with our customers through contractual agreements that set forth the general terms and conditions of the service relationship, including rights of obligations of each party, line item pricing, payment terms and contract duration. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. As our customers process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments.

Our performance obligations in our contracts with customers is the promise to stand-ready to provide front-end authorization and back-end settlement payment processing services ("processing services") for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related processing services. Accordingly, the total transaction price is variable. These services are stand-ready obligations, as the timing and quantity of transactions to be processed is not determinable. Under a stand-ready obligation, our performance obligation is satisfied over time throughout the contract term rather than at a point in time. Because the service of standing ready to perform processing services is substantially the same each day and has the same pattern of transfer to the customer, we have determined that our stand-ready performance obligation comprises a series of distinct days of service. Discount fees and other fixed per transaction fees are recognized each day using a time-elapsed output method based on the volume or transaction count at the time the merchants’ transactions are processed.

Revenues are also derived from transaction or service fees (e.g. chargebacks, gateway) as well as other miscellaneous service fees. These services are considered immaterial in the overall context of our contractual arrangements and, as such, do not represent distinct performance obligations. Instead, the fees associated with these services are bundled with the processing services performance obligation identified.

The transaction price for such processing services are determined, based on the judgment of our management, considering factors such as margin objectives, pricing practices and controls, customer segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated customers.

We follow the requirements of Topic 606-10-55-36 through -40, Revenue from Contracts with Customers, Principal Agent Considerations, in determining the gross versus net revenue recognition for performance obligation(s) in the contract with a customer. Revenue recorded with the Company acting in the capacity of a principal is reported at on a gross basis equal to the full amount of consideration to which we expect in exchange for the good or service transferred. Revenue recorded with the Company acting in the capacity of an agent is reported on a net basis, exclusive of any consideration provided to the principal party in the transaction.

The principal versus agent evaluation is matter of judgment that depends on the facts and circumstances of the arrangement and is dependent on whether we control the good or service before it is transferred to the customer or whether we are acting as an agent of a third party. This evaluation is performed separately for each performance obligation identified.

Interchange and network fees

Within our contracts with customers, we incur interchange and network pass-through charges from the third-party card issuers and payment networks, respectively, related to the provision of payment authorization and routing services. We have determined that we are acting as an agent with respect to these payment authorization and routing services, based the fact that we have no discretion over which card-issuing bank or payment network will be used to process a transaction and is unable to direct the activity of the merchant to another card-issuing bank or payment network. As such, we view the card-issuing bank and the payment network as the principal for these performance obligations, as these parties are primarily responsible for fulfilling these promises to the merchant. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the three months and year ended December 31, 2019, in connection with the adoption of ASC 606.

Indirect relationships

As a result of our past acquisitions, we have legacy relationships with Independent Sales Organizations (“ISO”), whereby we act as the merchant acquirer for the ISO. The ISO maintains a direct relationship with the sponsor bank and the transaction processor, rather than the Company. Consequently, we recognize revenue for these relationships net of the residual amount remitted to the ISO, based on the fact that the ISO is primarily responsible for providing the transaction processing services to the merchant. We are not focused on this sales model, and we expect this relationship will represent an increasingly smaller portion of the business over time.

Goodwill

Goodwill represents the excess of purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is generally allocated to reporting units based upon relative fair value (taking into consideration other factors such as synergies) when an acquired business is integrated into multiple reporting units. Repay’s reporting units are at the operating segment level or one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management. When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method. Relative fair value is estimated using a discounted cash flow analysis.

We test goodwill annually for impairment, as well as upon an indicator of impairment, at the reporting unit level. As of the most recent impairment analysis date, the fair value of each reporting unit exceeded its carrying value. We did not record any goodwill impairment charges for the years ended December 31, 2019 and 2018.

Intangibles

Intangible assets include acquired merchant relationships, residual buyouts, trademarks, tradenames, website development costs and non-compete agreements. Merchant relationships represent the fair value of customer relationships we purchased. Residual buyouts represent the right to not have to pay a residual to an independent sales agent related to certain future transactions of the agent’s referred merchants.

We amortize definite lived identifiable intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise utilized. The estimated useful lives of our customer-related intangible assets approximate the expected distribution of cash flows, whether straight-line or accelerated, generated from each asset. The useful lives of contract-based intangible assets are equal to the terms of the agreement.

Management evaluates the remaining useful lives and carrying values of long lived assets, including definite lived intangible assets, at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the years ended December 31, 2019 and 2018.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to net operating losses, tax credits, and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, which will result in taxable or deductible amounts in the future. Our income tax expense/benefit, deferred tax assets and tax receivable liability reflect management’s best assessment of estimated current and future taxes. Significant judgments and estimates are required in determining the consolidated income tax expense/benefits, deferred tax assets and tax receivable agreement liability.  In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and results of recent operations. Estimating future taxable income is inherently uncertain, requires judgment and is consistent with estimates we are using to manage our business. If we determine in the future that we will not be able to fully utilize all or part of the deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made.

Equity Units Awarded

We measure restricted shares awarded to management based on the fair value of the awards on the date of the grant and recognizes compensation expense for those awards over the requisite service period. The restricted share awards vest over varying periods with all of the restricted share awards being fully vested in 2023.

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (“Topic 606” or “ASC 606”), a comprehensive new revenue recognition standard that superseded nearly all legacy revenue recognition guidance under U.S. GAAP. The standard’s core principle is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial application recognized at the date of initial application (“modified retrospective method”) for fiscal years beginning after December 15, 2017. In August 2015, the FASB issued ASU 2015‑14 which defers the effective date of ASU 2014‑09 one year for private or emerging growth companies, making it effective for the Company in annual reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019.

We adopted Topic 606 on January 1, 2019, using the modified retrospective method and applying the standard to all contracts not completed on the date of adoption. Results for the reporting period beginning January 1, 2019 are presented under ASC 606, while prior period amounts continue to be reported in accordance with our historic accounting practices under previous guidance.

The primary impact to our consolidated financial statements as a result of the adoption of ASC 606 is a change in total net revenue attributable to the presentation of interchange, network and other fees on a net basis, driven by changes in principal and agent considerations, as compared to previously being presented on a gross basis. Under the modified retrospective method, we have not restated our comparative consolidated financial statements for these effects.

Refer to Note 3, Revenue, to the financial statements in Item 8 of this Annual Report on Form 10-K for more detail on the impact of our adoption of ASC 606.

Business Combinations

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted with update, effective January 1, 2018. There was no material impact on the consolidated financial statements.

Intangibles – Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The ASU also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. ASU 2017-04 will be effective for the Company beginning on November 1, 2022. The amendment must be applied prospectively with early adoption permitted. We elected to early adopt the amendment for the year ended December 31, 2017, which did not have a material impact on the consolidated financial statements.

Statement of Cash Flows

We adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash on January 1, 2019, using the retrospective method. The most notable change relates to the treatment of balances we consider to be "restricted cash." The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. After the adoption of ASU 2018-13, an entity will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements; and, for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. However, in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity will be required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities.

ASU 2018-13 is effective for our fiscal year beginning after December 15, 2019. The amendments on changes in unrealized gains and losses should be applied prospectively for only the most recent period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented on their effective date. Early adoption is permitted, and an entity also is permitted to early adopt any removed or modified disclosures on issuance of ASU 2018-13, and delay adoption of the additional disclosures until their effective date. After adopting ASU 2018-13, there was no material effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements not yet Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016 02, Leases (Subtopic 842). The purpose of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU require that lessees recognize the rights and obligations resulting from leases as assets and liabilities on their balance sheets, initially measured at the present value of the lease payments over the term of the lease, including payments to be made in optional periods to extend the lease and payments to purchase the underlying assets if the lessee is reasonably certain of exercising those options. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.

The effective date of this ASU for emerging growth companies is for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Management is currently assessing the impact this ASU will have on its consolidated financial statements.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life, instead of when incurred. The changes (as amended) are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are considered an emerging growth company and have elected to use the extended transition period provided for such companies. As a result, we will not be required to adopt ASU No. 2016-13 until January 1, 2023. We are currently evaluating the impact of the adoption of this principle on our consolidated financial statements.

Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU No. 2019-12").  ASU No. 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within Income Taxes (Topic 740), and clarifies certain aspects of the current guidance to promote consistency among reporting entities, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently in the process of evaluating the effects of ASU No. 2019-12 on our consolidated financial statements, including potential early adoption.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2019 (Successor), for the period from January 1, 2019 to July 10, 2019 (Predecessor), or December 31, 2018 (Predecessor).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of December 31, 2019, and December 31, 2018, we had term loan borrowings of $204.2 million and $90.7 million, respectively, and revolver borrowings of $10.0 million and $3.5 million, respectively, outstanding under the respective credit agreements. The borrowings accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted LIBOR rate plus a margin of 2.50% to 3.50% under the New Credit Agreement or a base rate plus a margin of 2.00% to 3.00% or at an adjusted LIBOR rate plus a margin of 3.00% to 4.00%, under the Prior Credit Agreement, in each case depending on the total net leverage ratio, as defined in the respective agreements governing the New Credit Agreement and Prior Credit Agreement.

We have entered into an interest rate swap with a notional amount of $140.0 million, that reduces a portion of our exposure to market interest rate risk on certain of our variable-rate debt as discussed in Item II, Part 8, Note 11, “Derivatives." A 1.0% increase or decrease in the interest rate applicable to such borrowings under the New Credit Agreement would have increased or decreased cash interest expense on our indebtedness by approximately $0.8 million per annum and $0.8 million per annum, for the year ended December 31, 2019, respectively.

We may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures.

In July 2017, the U.K. Financial Conduct Authority announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the effect of any changes in the methods by which the LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Such developments may cause LIBOR to perform differently than in the past, including sudden or prolonged increases or decreases in LIBOR, or cease to exist, resulting in the application of a successor base rate under the New Credit Agreement, which in turn could have unpredictable effects on our interest payment obligations under the New Credit Agreement.

Foreign Currency Exchange Rate Risk

Invoices for our services are denominated in U.S. dollars and Canadian dollars. We do not expect our future operating results to be significantly affected by foreign currency transaction risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Financial Statements

Report of Independent Registered Public Accounting Firm	61

Consolidated Balance Sheets as of December 31, 2019 and 2018	63

Consolidated Statements of Operations for the periods ended December 31, 2019 and July 10, 2019 and the years ended December 31, 2018 and 2017	64

Consolidated Statements of Comprehensive Income for the periods ended December 31, 2019 and July 10, 2019 and the years ended December 31, 2018 and 2017	65

Consolidated Statements of Stockholders’ Equity for the periods ended December 31, 2019 and July 10, 2019 and the years ended December 31, 2018 and 2017`	66

Consolidated Statements of Cash Flows for the periods ended December 31, 2019 and July 10, 2019 and the years ended December 31, 2018 and 2017	67

Notes to Consolidated Financial Statements	70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Repay Holdings Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company” or “Successor”) as of December 31, 2019 and consolidated balance sheet of Hawk Parent Holdings, LLC (“Predecessor”) as of December 31, 2018, the related consolidated statements operations, comprehensive income, changes in equity, and cash flows for the periods from July 11, 2019 to December 31, 2019 (Successor), January 1, 2019 to July 10, 2019 (Predecessor), and each of the two years in the period ended December 31, 2018 (Predecessor), and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the period from July 11, 2019 to December 31, 2019 and the financial position of the Predecessor as of December 31, 2018, and the results of its operations and its cash flows for the period from January 1, 2019 to July 10, 2019, and each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 3 to the financial statements, the Company and the Predecessor have changed their method of accounting for revenue in 2019 due to the adoption of ASU 2014‑09, Revenue from Contracts with Customers (ASC Topic 606).

Basis for opinion

These financial statements are the responsibility of the Company’s and Predecessor’s management.  Our responsibility is to express an opinion on the Company’s and Predecessor’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company and Predecessor are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s or Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Philadelphia, Pennsylvania

March 16, 2020

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

as of

	December 31, 2019	December 31, 2018
	(Successor)	(Predecessor)
Assets
Cash and cash equivalents	$24,617,996	$13,285,357
Accounts receivable	14,068,477	5,979,247
Related party receivable	563,084	—
Prepaid expenses and other	4,632,965	817,212
Total current assets	43,882,522	20,081,816

Property, plant and equipment, net	1,610,652	1,247,149
Restricted cash	13,283,121	9,976,701
Customer relationships, net of accumulated amortization	247,589,240	62,528,880
Software, net of amortization	61,219,143	5,170,748
Other intangible assets, net of accumulated amortization	24,241,505	523,133
Goodwill	389,660,519	119,529,202
Other assets	555,449	—
Total noncurrent assets	738,159,629	198,975,813
Total assets	$782,042,151	$219,057,629

Liabilities
Accounts payable	$9,586,001	$2,909,378
Related party payable	14,571,266	—
Accrued expenses	15,965,683	12,837,826
Current maturities of long-term debt	5,500,000	4,900,000
Current tax receivable agreement	6,336,487	—
Total current liabilities	51,959,437	20,647,204

Long-term debt, net of current maturities	197,942,705	85,815,204
Line of credit	10,000,000	3,500,000
Tax receivable agreement	60,839,739	—
Deferred tax liability	768,335	—
Other liabilities	16,864	16,864
Total noncurrent liabilities	269,567,643	89,332,068
Total liabilities	$321,527,080	$109,979,272

Commitment and contingencies (Note 12)

Members' Equity		$109,078,357
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized and 37,530,568 issued and outstanding as of December 31, 2019	$3,753
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of December 31, 2019	—
Additional paid-in capital	307,914,346
Accumulated other comprehensive income	313,397
Accumulated deficit	(53,878,460)
Total stockholders' equity	$254,353,036

Equity attributable to noncontrolling interests	206,162,035

Total liabilities and stockholders' equity and members' equity	$782,042,151	$219,057,629

The accompanying notes are an integral part of these consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(Successor)	(Predecessor)
Revenue
Processing and service fees	$57,560,470	$47,042,917	$82,186,411	$57,062,810
Interchange and network fees	—	—	47,826,529	36,888,311
Total Revenue	57,560,470	47,042,917	130,012,940	93,951,121

Operating Expenses
Interchange and network fees	—	—	47,826,529	36,888,311
Other costs of services	15,656,730	10,216,079	27,159,763	20,713,025
Selling general and administrative	45,758,335	51,201,322	29,097,302	14,604,261
Depreciation and amortization	23,756,888	6,222,917	10,421,000	7,456,438
Change in fair value of contingent consideration	—	—	(1,103,012)	(2,100,000)
Total operating expenses	85,171,953	67,640,318	113,401,582	77,562,035

Income (loss) from operations	(27,611,483)	(20,597,401)	16,611,358	16,389,086

Other income (expense)
Interest expense	(5,921,893)	(3,145,167)	(6,072,837)	(5,706,232)
Change in fair value of tax receivable liability	(1,638,465)	—	—	—
Other income (expense)	(1,379,824)	38	(1,078)	(1,234,610)
Total other income (expenses)	(8,940,182)	(3,145,129)	(6,073,915)	(6,940,842)

Income (loss) before income tax expense	(36,551,665)	(23,742,530)	10,537,443	9,448,244
Income tax benefit	4,990,989	—	—	—
Net income (loss)	$(31,560,676)	$(23,742,530)	$10,537,443	$9,448,244
Less: Net income (loss) attributable to noncontrolling interests	$(15,271,043)	—	—	—
Net income (loss) attributable to the Company	$(16,289,633)	$(23,742,530)	$10,537,443	$9,448,244

Earnings (loss) per Class A share:
Basic and diluted	$(0.46)
Weighted-average shares outstanding:
Basic and diluted	35,731,220

The accompanying notes are an integral part of these consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019	Year ended December 31, 2018	Year ended December 31, 2017
	(Successor)	(Predecessor)
Net income (loss)	$(31,560,676)	$(23,742,530)	$10,537,443	$9,448,244
Other comprehensive income, before tax
Change in fair value of designated cash flow hedges	555,449	—	—	—
Total other comprehensive income, before tax	555,449	—	—	—
Income tax related to items of other comprehensive income:
Tax expense on change in fair value of designated cash flow hedges	(54,303)	—	—	—
Total income tax expense on related to items of other comprehensive income	(54,303)	—	—	—
Total other comprehensive income, net of tax	501,146	—	—	—
Total comprehensive income (loss)	$(31,059,530)	$(23,742,530)	$10,537,443	$9,448,244
Less: Comprehensive income (loss) attributable to noncontrolling interests	(15,027,371)	—	—	—
Comprehensive income (loss) attributable to the Company	$(16,032,159)	$(23,742,530)	$10,537,443	$9,448,244

The accompanying notes are an integral part of these consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

Total Equity
(Predecessor)
Balance at January 1, 2017	$99,460,583
Net income	9,448,244
Contributions by members	—
Stock based compensation	622,411
Distributions to members	(5,479,355)
Balance at December 31, 2017	$104,051,883
Net income	10,537,443
Contributions by members	—
Stock based compensation	796,967
Distributions to members	(6,307,936)
Balance at December 31, 2018	$109,078,357
Net income	(23,742,530)
Contributions by members	—
Stock based compensation	908,978
Distributions to members	(6,904,991)
Balance at July 10, 2019	$79,339,814

	Class A Common Stock		Class V Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interests
Balance at July 11, 2019	33,430,259	$3,343	100	$—	$290,408,807	$(37,588,827)	$—	$252,823,323	$221,375,364
Release of Founder Shares	2,965,000	297		—	(297)	—	—	—	—
Release of share awards vested under 2019 Plan	1,135,291	114		—	(114)	—	—	—	—
Treasury shares repurchased		—			(4,507,544)			(4,507,544)
Stock-based compensation		—		—	22,013,287	—	—	22,013,287	—
Warrant exercise	18	—			207			207
Tax distribution from Hawk Parent		—		—	—	—	—	—	(185,957)
Net loss		—		—	—	(16,289,633)	—	(16,289,633)	(15,271,043)
Accumulated other comprehensive income		—		—	—	—	313,397	313,397	243,671
Balance at December 31, 2019	37,530,568	$3,753	100	$—	$307,914,346	$(53,878,460)	$313,397	$254,353,036	$206,162,035
(Successor)

The accompanying notes are an integral part of these consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

	July 11, 2019 to December 31, 2019	January 1, 2019 to July 10, 2019	Period Ended December 31, 2018	Period Ended December 31, 2017
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Cash flows from operating activities
Net income (loss)	$(31,560,676)	$(23,742,530)	$10,537,443	$9,448,244

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	23,756,888	6,222,917	10,421,000	7,456,438
Stock based compensation	22,013,287	908,978	796,967	622,411
Amortization of debt issuance costs	570,671	215,658	407,403	239,190
Loss on unamortized deferred loan costs	—	—	—	753,958
Loss on disposal of property and equipment	—	—	16,827	7,970
Fair value change in tax receivable liability	1,638,465	—	—	—
Gain on change in contingent consideration	—	—	(1,103,012)	—
Provision for (reduction in) bad debt expense	—	—	—	(2,900)
Deferred tax expense	(4,990,989)	—	—	—
Change in accounts receivable	779,008	(4,614,620)	(1,534,285)	(1,049,161)
Change in related party receivable	(563,084)	—	—	—
Change in prepaid expenses and other	(3,579,300)	(73,533)	(394,127)	(95,410)
Change in accounts payable	2,656,630	1,297,035	1,502,090	90,322
Change in related party payable	14,571,266	—	—	—
Change in accrued expenses and other	(12,356,519)	28,136,310	3,526,470	3,672,100
Net cash provided by operating activities	12,935,647	8,350,215	24,176,776	21,143,162

Cash flows from investing activities
Purchases of property and equipment	(498,513)	(203,026)	(913,498)	(448,601)
Purchases of software	(3,375,751)	(3,842,744)	(4,884,457)	(2,988,875)
Acquisition of Hawk Parent, net of cash and restricted cash acquired	(242,599,551)	—	—	—
Acquisition of TriSource, net of cash and restricted cash acquired	(59,160,005)	—	—	—
Acquisition of APS Payments, net of cash and restricted cash acquired	(29,450,022)	—	—	—
Net cash used in investing activities	(335,083,842)	(4,045,770)	(5,797,955)	(3,437,476)

Cash flows from financing activities
Change in line of credit	6,500,000	—	3,000,000	500,000
Issuance of long-term debt	210,000,000	—	—	58,873,301
Payments on long-term debt	(90,862,500)	(2,450,000)	(4,900,000)	(50,850,000)
Private placement issuance of Class A Common Stock	135,000,000	—	—	(10,000,000)
Repurchase of treasury stock	(4,507,544)	—	—	—
Issuance of warrants	207	—	—	—
Repurchase of outstanding warrants	(38,700,000)	—	—	—
Conversion of Thunder Bridge Class A ordinary shares to Class A Common Stock	148,870,571	—	—	—
Distributions to Members	(185,957)	(6,904,991)	(6,307,935)	(5,479,355)
Payment of loan costs	(6,065,465)	—	—	(2,037,014)
Net cash provided (used) by financing activities	360,049,312	(9,354,991)	(8,207,935)	(8,993,068)

Increase (decrease) in cash, cash equivalents and restricted cash	37,901,117	(5,050,546)	10,170,886	8,712,618
Cash, cash equivalents and restricted cash at beginning of period	$—	$23,262,058	$13,091,172	$4,378,554
Cash, cash equivalents and restricted cash at end of period	$37,901,117	$18,211,512	$23,262,058	$13,091,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest	$5,351,222	$2,929,509	$5,665,434	$5,467,042

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

	July 11, 2019 to December 31, 2019	January 1, 2019 to July 10, 2019	Period Ended December 31, 2018	Period Ended December 31, 2017
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Acquisition of Hawk Parent in exchange for Class A Common Stock	$220,056,226

Acquisition of Hawk Parent in exchange for amounts payable under Tax Receivable Agreement	$65,537,761

Acquisition of Hawk Parent in exchange for contingent consideration	$12,300,000

Acquisition of TriSource in exchange for contingent consideration	$2,250,000

Acquisition of APS Payments in exchange for contingent consideration	$12,000,000

Acquisition of Wildcat Acquisition, LLC in exchange for contingent consideration				$4,829,000

Acquisition of Marlin Acquirer, LLC in exchange for contingent consideration				$34,297,699

The accompanying notes are an integral part of these consolidated financial statements.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

1. Organizational Structure and Corporate Information

Repay Holdings Corporation was incorporated as a Delaware corporation on July 11, 2019 in connection with the closing of a transaction (the “Business Combination”) pursuant to which Thunder Bridge Acquisition Ltd., a special purpose acquisition company organized under the laws of the Cayman Islands (“Thunder Bridge”), (a) domesticated into a Delaware corporation and changed its name to “Repay Holdings Corporation” and (b) consummated the merger of a wholly owned subsidiary with and into Hawk Parent Holdings, LLC, a Delaware limited liability company (“Hawk Parent”).

Throughout this section, unless otherwise noted or unless the context otherwise requires, the terms “we”, “us”, “Repay” and the “Company” and similar references refer (1) before the Business Combination, to Hawk Parent and its consolidated subsidiaries and (2) from and after the Business Combination, to Repay Holdings Corporation and its consolidated subsidiaries.  Throughout this section, unless otherwise noted or unless the context otherwise requires, “Thunder Bridge” refers to Thunder Bridge Acquisition. Ltd. prior to the consummation of the Business Combination.

We are headquartered in Atlanta, Georgia.  Our legacy business was founded as M & A Ventures, LLC, a Georgia limited liability company doing business as REPAY: Realtime Electronic Payments (“REPAY LLC”), in 2006 by current executives John Morris and Shaler Alias. Hawk Parent was formed in 2016 in connection with the acquisition of a majority interest in the successor entity of REPAY LLC and its subsidiaries (the “2016 Recapitalization”) by certain investment funds sponsored by, or affiliated with, Corsair Capital LLC (“Corsair”).

Business Overview

We provide integrated payment processing solutions to industry-oriented markets in which businesses have specific transaction processing needs. We refer to these markets as “vertical markets” or “verticals.” Our proprietary, integrated payment technology platform reduces the complexity of the electronic payments process for business. We charge our customers processing fees based on the volume of payment transactions processed and other transaction or service fees. We intend to continue to strategically target verticals where we believe our ability to tailor payment solutions to our customers’ needs, our deep knowledge of our vertical markets and the embedded nature of our integrated payment solutions will drive strong growth by attracting new customers and fostering long-term customer relationships.

We provide payment processing solutions to customers primarily operating in the personal loans, automotive loans, receivables management, and business-to-business verticals. Our payment processing solutions enable consumers and businesses in these verticals to make payments using electronic payment methods, rather than cash or check, which have historically been the primary methods of payment in these verticals. We believe that a growing number of consumers and businesses prefer the convenience and efficiency of paying with cards and other electronic methods and that we are poised to benefit from the significant growth opportunity of electronic payment processing as these verticals continue to shift from cash and check to electronic payments. The personal loans vertical is predominately characterized by installment loans, which are typically utilized by consumers to finance everyday expenses. The automotive loans vertical predominantly includes subprime automotive loans, automotive title loans and automotive buy-here-pay-here loans and also includes near-prime and prime automotive loans. Our receivables management vertical relates to consumer loan collections, which typically enter the receivables management process due to delinquency on credit card bills or as a result of major life events, such as job loss or major medical issues. The business-to-business vertical relates to transactions occurring between a wide variety of enterprise customers, many of which operate in the manufacturing, wholesale, and distribution industries.

Our go-to-market strategy combines direct sales with integrations with key software providers in our target verticals. The integration of our technology with key software providers in the verticals that we serve, including loan management systems, dealer management systems, collection management systems, and enterprise resource planning software systems, allows us to embed our omni-channel payment processing technology into our customers’ critical workflow software and ensure seamless operation of our solutions within our customers’ enterprise management systems. We refer to these software providers as our “software integration partners.” This integration allows our sales force to readily access new customer opportunities or respond to inbound leads because, in many cases, a business will prefer, or in some cases only consider, a payments provider that has already integrated or is able to integrate its solutions with the business’ primary enterprise management system. We have successfully integrated our technology solutions with numerous, widely-used enterprise management systems in the verticals that we serve, which makes our platform a more compelling choice for the businesses that use them. Moreover, our relationships with our partners help us to develop deep industry knowledge regarding trends in customer needs. Our integrated model fosters long-term relationships with our customers, which supports our volume retention rates that we believe are above industry averages. As of December 31, 2019, we maintained approximately 70 integrations with various software providers.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Repay Holdings Corporation, the majority-owned Hawk Parent Holdings LLC and its wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Service LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC, Marlin Acquirer, LLC, REPAY International LLC, REPAY Canada ULC, TriSource Solutions, LLC and Mesa Acquirer, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The Company uses the accrual basis of accounting whereby revenues are recognized when earned, usually upon the date services are rendered, and expenses are recognized at the date services are rendered or goods are received.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance for the organization. The Company’s chief decision maker is the Chief Executive Officer. The Company’s chief decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. Accordingly, the Company has determined that it has one operating segment; Merchant services.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposit accounts, and short‑term investments with original maturities of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

Restricted Cash

Restricted cash consists of funds required to serve as security for services rendered by a service provider under a service provider agreement.

Accounts Receivable

Accounts receivable represent amounts due from customers and payment processors for services rendered less estimated allowances for doubtful accounts. The Company maintains a policy for reserving for uncollectible accounts. On a continuing basis, management analyzes delinquent receivables and, once these receivables are determined to be uncollectible, they are written off through a charge against an existing allowance account or against operations. Based on management’s assessment, no allowance for doubtful accounts has been recorded as of December 31, 2019 or 2018.

Concentration of Credit Risk

The Company is highly diversified, and no single merchant represents greater than 10% of the business on a volume or profit basis.

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

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and includes expenditures which substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are charged to operations as incurred. When property and equipment is retired or otherwise disposed of, the related costs and accumulated depreciation are removed from their respective accounts, and any gain or loss on the disposition is credited or charged to operations.

The Company provides for depreciation of property and equipment using the straight-line method designed to amortize costs over estimated useful lives as follows:

Estimated Useful Life
Furniture, fixtures, and office equipment	5 years
Computers	3 years
Leasehold improvements	5 years

Intangible Assets

Intangible assets consist of internal use software development costs, purchased software, channel relationships, customer relationships, certain key personnel non-compete agreements, and trade names. The Company is amortizing software development costs and purchased software on the straight‑line method over a three‑year estimated useful life, a ten‑year estimated useful life for channel and customer relationships, and an estimated useful life for non-compete agreements equal to the term of the agreement. Trade names are determined to have an indefinite useful life.  The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. No indicators of impairment were identified in the periods ending December 31, 2019 and 2018.

Goodwill

Goodwill represents the excess of purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is generally allocated to reporting units based upon relative fair value (taking into consideration other factors such as synergies) when an acquired business is integrated into multiple reporting units. The Company’s reporting units are at the operating segment level or one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management. When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method. Relative fair value is estimated using a discounted cash flow analysis.

The Company determined that no impairment of goodwill existed as of the last testing date, December 31, 2019. Future impairment reviews may require write‑downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write‑downs occur.

Revenue

Repay provides integrated payment processing solutions to niche markets that have specific transaction processing needs; for example, personal loans, automotive loans, and receivables management. The Company contracts with its customers through contractual agreements that set forth the general terms and conditions of the service relationship, including rights of obligations of each party, line item pricing, payment terms and contract duration. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. As our customers process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments.

The Company’s performance obligations in its contracts with customers is the promise to stand-ready to provide front-end authorization and back-end settlement payment processing services ("processing services") for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related processing services. Accordingly, the total transaction price is variable. These services are stand-ready obligations, as the timing and quantity of transactions to be processed is not determinable. Under a stand-ready obligation, the Company’s performance obligation is satisfied over time throughout the contract term rather than at a point in time. Because the service of standing ready to perform processing services is substantially the same each day and has the same pattern of transfer to the customer, the Company has determined that its stand-ready performance obligation comprises a series of distinct days of service. Discount fees and other fixed per transaction fees are recognized each day using a time-elapsed output method based on the volume or transaction count at the time the merchants’ transactions are processed.

Revenues are also derived from transaction or service fees (e.g. chargebacks, gateway) as well as other miscellaneous service fees. These services are considered immaterial in the overall context of our contractual arrangements and, as such, do not represent distinct performance obligations. Instead, the fees associated with these services are bundled with the processing services performance obligation identified.

The transaction price for such processing services are determined, based on the judgment of the Company’s management, considering factors such as margin objectives, pricing practices and controls, customer segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated customers.

The Company follows the requirements of Topic 606-10-55-36 through -40, Revenue from Contracts with Customers, Principal Agent Considerations, in determining the gross versus net revenue recognition for performance obligation(s) in the contract with a customer. Revenue recorded with by the Company in the capacity as a principal is reported at on a gross basis equal to the full amount of consideration to which the Company expects in exchange for the good or service transferred. Revenue recorded with the Company acting in the capacity of an agent is reported on a net basis, exclusive of any consideration provided to the principal party in the transaction.

The principal versus agent evaluation is matter of judgment that depends on the facts and circumstances of the arrangement and is dependent on whether the Company controls the good or service before it is transferred to the customer or whether the Company is acting as an agent of a third party. This evaluation is performed separately for each performance obligation identified.

Interchange and network fees

Within its contracts with customers, the Company incurs interchange and network pass-through charges from the third-party card issuers and payment networks, respectively, related to the provision of payment authorization and routing services. The Company has determined that it is acting as an agent with respect to these payment authorization and routing services, based the fact that the Company has no discretion over which card-issuing bank or payment network will be used to process a transaction and is unable to direct the activity of the merchant to another card-issuing bank or payment network. As such, the Company views the card-issuing bank and the payment network as the principal for these performance obligations, as these parties are primarily responsible for fulfilling these promises to the merchant. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the three months and year ended December 31, 2019, in connection with the adoption of ASC 606.

Indirect relationships

As a result of its past acquisitions, the Company has legacy relationships with ISO, whereby the Company acts as the merchant acquirer for the ISO. The ISO maintains a direct relationship with the sponsor bank and the transaction processor, rather than the Company. Consequently, the Company recognizes revenue for these relationships net of the residual amount remitted to the ISO, based on the fact that the ISO is primarily responsible for providing the transaction processing services to the merchant. The Company is not focused on this sales model, and it does not believe this relationship will represent an increasingly smaller portion of the business over time.

Transaction Costs

The Company expenses all transactions costs as incurred and are included in selling, general, and administrative expenses in the condensed consolidated statements of operations. For the  period from July 11, 2019 to December 31, 2019 the Successor incurred $4.5 million of transaction costs for closed and pending transactions.  The Predecessor incurred transaction costs of $34.9 million for the period from January 1, 2019 to July 10, 2019.  For the years ended December 31, 2018 and 2017, the Predecessor incurred transaction costs of $4.0 million and $0.8 million of transaction costs, respectively.

Equity Units Awarded

The Repay Holdings Corporation 2019 Omnibus Incentive Plan (the “2019 Plan”) provides for the grant of various equity-based incentive awards to employees, directors, consultants and advisors to the Company. The types of equity-based awards that may be granted under the 2019 Plan include: stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards. As of December 31, 2019, there were 7,326,728  shares of Class A common stock reserved for issuance under the 2019 Plan.

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

The Predecessor accounted for profit units awarded to management based on the fair value of the awards on the date of the grant and recognized compensation expense for those awards over the requisite service period. The profits units were fully vested as of the Closing.

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

Debt Issuance Costs

The Company accounts for debt issuance costs according to the Financial Accounting Standards Board Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, to present debt issuance costs as a reduction of the carrying amount of the debt.

Fair Value of Financial Instruments

The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or the price paid to transfer a liability as of the measurement date. A three-tier, fair-value reporting hierarchy exists for disclosure of fair value measurements based on the observability of the inputs to the valuation of financial assets and liabilities. The three levels are:

•        Level 1 — Quoted prices for identical instruments in active markets.

•        Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•        Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in active exchange markets.

The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash and processing assets and liabilities approximated their fair values as of December 31, 2019 and 2018, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of December 31, 2019 and 2018, because interest rates on these instruments approximate market interest rates.

Taxation

Income taxes are provided for in accordance with ASC 740. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to net operating losses, tax credits, and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company reports a liability or a reduction of deferred tax assets for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. When applicable, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Noncontrolling interest

As of July 11, 2019, the Company held a 55.9% interest in Hawk Parent. The noncontrolling interest, for the period from July 11, 2019 to December 31, 2019, in the net loss of subsidiaries was $15.3 million.

Contingent Consideration

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the consolidated income statements. An increase in the contingent consideration expected to be paid will result in a charge to operations in the period that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the period that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results, discount rates, and probabilities assigned to various potential operating result scenarios.

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

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (“Topic 606” or “ASC 606”), a comprehensive new revenue recognition standard that superseded nearly all legacy revenue recognition guidance under U.S. GAAP. The standard’s core principle is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial application recognized at the date of initial application (“modified retrospective method”) for fiscal years beginning after December 15, 2017. In August 2015, the FASB issued ASU 2015‑14 which defers the effective date of ASU 2014‑09 one year for private or emerging growth companies, making it effective for the Company in annual reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019.

The Company adopted Topic 606 on January 1, 2019, using the modified retrospective method and applying the standard to all contracts not completed on the date of adoption. Results for the reporting period beginning January 1, 2019 are presented under ASC 606, while prior period amounts continue to be reported in accordance with the Company's historic accounting practices under previous guidance.

The primary impact to the Company’s consolidated financial statements as a result of the adoption of ASC 606 is a change in total revenue attributable to the presentation of interchange, network and other fees on a net basis, driven by changes in principal and agent considerations, as compared to previously being presented on a gross basis. Under the modified retrospective method, the Company has not restated its comparative consolidated financial statements for these effects.

Refer to Note 3, Revenue, for more detail on the impact of the Company’s adoption of ASC 606.

Business Combinations

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted with the update, effective January 1, 2018. There was no material impact on the consolidated financial statements.

Intangibles – Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The ASU also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. ASU 2017-04 will be effective for the Company beginning on November 1, 2022. The amendment must be applied prospectively with early adoption permitted. The Company elected to early adopt the amendment for the year ended December 31, 2017, which did not have a material impact on the consolidated financial statements.

Statement of Cash Flows

We adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash on January 1, 2019, using the retrospective method. The most notable change relates to the treatment of balances we consider to be "restricted cash." The amendments in this update required that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. After the adoption of ASU 2018-13, an entity will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements.

ASU 2018-13 is effective for the Company’s annual period beginning after December 15, 2019. The amendments on changes in unrealized gains and losses should be applied prospectively for only the most recent period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented on their effective date. Early adoption is permitted, and an entity also is permitted to early adopt any removed or modified disclosures on issuance of ASU 2018-13, and delay adoption of the additional disclosures until their effective date. After adopting ASU 2018-13, there was no material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements not yet Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases (Subtopic 842). The purpose of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU require that lessees recognize the rights and obligations resulting from leases as assets and liabilities on their balance sheets, initially measured at the present value of the lease payments over the term of the lease, including payments to be made in optional periods to extend the lease and payments to purchase the underlying assets if the lessee is reasonably certain of exercising those options. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.

The effective date of this ASU for emerging growth companies is for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Management is currently assessing the impact this ASU will have on its consolidated financial statements.

Credit Losses

                In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life, instead of when incurred. The changes (as amended) are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is considered an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt ASU No. 2016-13 until January 1, 2023. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.

Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU No. 2019-12").  ASU No. 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within Income Taxes (Topic 740), and clarifies certain aspects of the current guidance to promote consistency among reporting entities, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently in the process of evaluating the effects of ASU No. 2019-12 on its consolidated financial statements, including potential early adoption.

Reclassification

Certain amounts in the consolidated financial statements have been reclassified from their original presentation to conform to current year presentation. These reclassifications had no material impact on the consolidated financial statements as previously reported.

3. Revenue

The tables below show the effects of the adoption of Topic 606 on the Company’s consolidated statements of operations for the three month period and year ended December 31, 2019:

	July 11, 2019 to December 31, 2019 (Successor)			January 1, 2019 to July 10, 2019 (Predecessor)
(in thousands)	As Reported under ASC 606	Impact of ASC 606	Excluding Impact of Adoption	As Reported under ASC 606	Impact of ASC 606	Excluding Impact of Adoption	2019 Combined Including Impact of Adoption	2019 Combined Excluding Impact of Adoption
Revenue
Processing and service fees	$57,560	$(1,254)	$58,815	$47,043	$(2,358)	$49,401	$104,603	$108,216
Interchange and network fees	-	(27,593)	27,593	-	(29,989)	29,989	-	57,582
Total Revenue	57,560	(28,847)	86,407	47,043	(32,347)	79,390	104,603	165,797
Operating Expense
Interchange and network fees	-	(27,593)	27,593	-	(29,989)	29,989	-	57,582
Other Cost of Services	15,657	(1,254)	16,911	10,216	(2,358)	12,574	25,873	29,485
Selling general and administrative	45,758	-	45,758	51,201	-	51,201	96,960	96,960
Depreciation and amortization	23,757	-	23,757	6,223	-	6,223	29,980	29,980
Change in fair value of contingent consideration	-	-	-	-	-	-	-	-
Total Operating Expenses	85,172	(28,847)	114,019	67,640	(32,347)	99,987	152,812	214,006
Income (Loss) from Operations	$(27,611)	$-	$(27,611)	$(20,597)	$-	$(20,597)	$(48,209)	$(48,209)

Disaggregation of revenue

The table below presents a disaggregation of revenue by direct and indirect relationships.

	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019
	(Successor)	(Predecessor)
Revenue
Direct relationships	$56,370,029	$45,693,961
Indirect relationships	1,190,440	1,348,956
Total Revenue	$57,560,470	$47,042,917

Contract Costs

The incremental costs of obtaining a contract are recognized as an asset if the cost is incremental to obtaining a contract, and whether the costs are recoverable from the client.  If both criteria are not met, costs are expensed as incurred. If the amortization period of the capitalized commission cost asset is less than one year, the Company may elect a practical expedient per ASC 340-40-25-4 to expense commissions as incurred. The amortization period is consistent with the concept of useful life under other accounting guidance, which is defined as the period over which an asset is expected to contribute directly or indirectly to future cash flows.

The Company currently incurs costs to obtain a contract through payments made to external referral partners. Commission payments are made to the external referral partner on a monthly basis based on a percentage of the profit on the contract, for as long as the customer and the external referral partner have agreements with the Company. Any capitalized commission cost assets have an amortization period of one year or less, therefore the Company utilizes the practical expedient to expense commissions as incurred.

Costs to fulfill contracts with customers either give rise to an asset or are expensed as incurred. If the cost is not already covered by other applicable accounting literature, fulfilment costs are capitalized to the extent they directly relate to a specific contract, are used to generate or enhance resources used in satisfying performance obligations and are expected to be recovered. The Company does not have any costs incurred to fulfill a contract.

Practical Expedients

The Company has utilized the portfolio approach practical expedient per Topic 606-10-10-4, which allows the application of Topic 606 to a portfolio of contracts with similar characteristics provided the accounting does not differ materially to application of Topic 606 to the individual contract.

The Company has also utilized the practical expedient for immaterial goods and services per Topic 606-10-25-16A, which permits the Company not to recognize a promised good or service as a performance obligation if it is considered an immaterial promise in the context of the contract.

4. Earnings per share

During the Successor period from July 11, 2019 to December 31, 2019, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all Post-Merger Repay Units, unvested restricted share awards and all warrants would have been anti-dilutive.

The following table summarizes net loss attributable to the Company and the weighted average basic and basic and diluted shares outstanding during the Successor period from July 11, 2019 to December 31, 2019:

July 11, 2019 to December 31, 2019
Loss before income tax expense	$(36,551,665)
Less: Net loss attributable to noncontrolling interests	(15,271,043)
Income tax benefit	4,990,989
Net loss attributable to the Company	$(16,289,633)

Weighted average shares of Class A common stock outstanding - basic and diluted	35,731,220

Loss per share of Class A common stock outstanding - basic and diluted	$(0.46)

For the Successor period, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

Post-Merger Repay Units exchangeable for Class A common stock	21,985,297
Earn-out Post-Merger Repay Units exchangeable for Class A common stock	7,500,000
Dilutive warrants exercisable for Class A common stock	1,816,890
Unvested restricted share awards of Class A common stock	1,731,560
Share equivalents excluded from earnings (loss) per share	33,033,747

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

5. Business combinations

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

Pursuant to a Tax Receivable Agreement (“TRA”) between the Company and the selling Hawk Parent members, the Company will pay to exchanging holders of Post-Merger Repay Units 100% of the tax savings that the Company realizes as a result of increases in tax basis in the Company’s assets as a result of the exchange of the Post-Merger Repay Units for shares of Class A common stock pursuant to the Exchange Agreement between the Company and the Class A unit holders of Hawk Parent Holdings LLC, excluding the Company, dated as of July 11, 2019, and certain other tax attributes of Repay and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

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

The following summarizes the preliminary purchase consideration paid to the selling members of Hawk Parent:

Cash Consideration	$260,811,062
Unit Consideration (1)	220,452,964
Contingent consideration (2)	12,300,000
Tax receivable agreement liability (3)	65,537,761
Net working capital adjustment	(396,737)
Total purchase price	$558,705,050

(1)	The Company issued 22,045,297 shares of Post-Merger Repay Units valued at $10.00 per share as of July 11, 2019.
(2)

Reflects the fair value of Earn-Out Units, the contingent consideration paid to the selling members of Hawk Parent, pursuant to the Merger Agreement. The Company reflected this as noncontrolling interests on its balance sheet. The Repay Unitholders received 7,500,000 Earn-Out Units based on the stock price of the Company.

(3)

Represents liability with an estimated fair value of $65.5 million as a result of the TRA. If all the Post-Merger Repay Units are ultimately exchanged, the liability will significantly increase based on a variety of factors present at the time of exchange including, but not limited to, the market price at the time of the exchange. If the Company were to elect to terminate the Tax Receivable Agreement early, the Company would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits.

The Company recorded an allocation of the purchase price to Hawk Parent’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the July 11, 2019 closing date. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$11,281,078
Accounts receivable	10,593,867
Prepaid expenses and other current assets	890,745
Total current assets	22,765,690
Property, plant and equipment, net	1,167,872
Restricted cash	6,930,434
Identifiable intangible assets	301,000,000
Total identifiable assets acquired	331,863,996
Accounts payable	(4,206,413)
Accrued expenses	(8,831,363)
Accrued employee payments	(6,501,123)
Other liabilities	(16,864)
Repay debt assumed	(93,514,583)
Net identifiable assets acquired	218,793,650
Goodwill	339,911,400
Total purchase price	$558,705,050

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$3.0	2
Trade names	20.0	Indefinite
Developed technology	65.0	3
Merchant relationships	210.0	10
Channel relationships	3.0	10
	$301.0

Goodwill, $339.9 million, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Hawk Parent.

The Successor incurred $1.6 million of transaction expenses related to the Business Combination, from July 11, 2019 to December 31, 2019.  The Predecessor incurred $34.7 million of transaction expenses from January 1 to July 10, 2019.  Thunder Bridge incurred $16.2 million of transaction expenses, not reported in the Predecessor consolidated statement of operations, directly related to the Business Combination for the period from January 1, 2019 to July 10, 2019.

TriSource Solutions, LLC

On August 13, 2019, the Company acquired all of the ownership interests of TriSource Solutions, LLC.  Under the terms of the Securities Purchase Agreement, between Repay Holdings, LLC and the direct and indirect owners of TriSource Solutions, LLC, as of August 13, 2019, the aggregate consideration paid at closing by Repay was approximately $60.2 million in cash. In addition to the closing consideration, the TriSource Purchase Agreement contains a performance based earnout based on future results of the acquired business, which could result in an additional payment to the former owners of TriSource of up to $5.0 million. The TriSource Acquisition was financed with a combination of cash on hand and committed borrowing capacity under the Company’s existing credit facility. The TriSource Purchase Agreement contains customary representations, warranties and covenants by the Company and the former owners of TriSource, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the selling members of TriSource:

Cash Consideration	$60,235,090
Contingent consideration (1)	2,250,000
Total purchase price	$62,485,090

(1)

Reflects the fair value of Earn-Out Payment, the contingent consideration to be paid to the selling members of TriSource, pursuant to the TriSource Purchase Agreement. The selling members of TriSource will have the contingent earnout right to receive a payment of up to $5.0 million dependent upon the Gross Profit, as defined in the TriSource Purchase Agreement, for the period commencing on July 1, 2019 and ending on June 30, 2020.

The Company recorded a preliminary allocation of the purchase price to TriSource’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the August 13, 2019 closing date. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$383,236
Accounts receivable	2,290,441
Prepaid expenses and other current assets	95,763
Total current assets	2,769,440
Property, plant and equipment, net	215,739
Restricted cash	509,019
Identifiable intangible assets	30,500,000
Total identifiable assets acquired	33,994,198
Accounts payable	(1,621,252)
Accrued expenses	(756,117)
Net identifiable assets acquired	31,616,829
Goodwill	30,868,261
Total purchase price	$62,485,090

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.4	2
Trade names	0.7	Indefinite
Developed technology	3.9	3
Merchant relationships	25.5	10
	$30.5

Goodwill, $30.9 million, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of TriSource.

The Company incurred transaction expenses of $1.3 million from July 11, 2019 to December 31, 2019, related to the TriSource Acquisition.  Since the date of the acquisition, TriSource has contributed $9.2 million to revenue and $1.1 million in net income to the Company’s consolidated statement of operations.

APS Payments

On October 14, 2019, the Company acquired substantially all of the assets of APS Payments for $30.0 million in cash. In addition to the $30.0 million cash consideration, the APS selling equityholders may be entitled to a total of $30.0 million in three separate cash earnout payments, dependent on the achievement of certain growth targets.

The following summarizes the preliminary purchase consideration paid to the selling members of APS Payments:

Cash Consideration	$30,000,000
Contingent consideration (1)	12,000,000
Total purchase price	$42,000,000

(1)

Reflects the fair value of Earn-Out Payment, the contingent consideration to be paid to the selling members of APS Payments, pursuant to the APS Payments Purchase Agreement. The selling members of APS Payments will have the contingent earnout right to receive a payment of up to $30.0 million dependent on the achievement of certain growth targets, as defined in the APS Payments Purchase Agreement, for the period commencing on October 12, 2019 and ending on December 31, 2020.

The Company recorded a preliminary allocation of the purchase price to APS Payments’ tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the October 11, 2019 closing date. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$—
Accounts receivable	1,963,177
Prepaid expenses and other current assets	67,158
Total current assets	2,030,335
Property, plant and equipment, net	159,553
Restricted cash	549,978
Identifiable intangible assets	21,500,000
Total identifiable assets acquired	24,239,865
Accounts payable	(1,101,706)
Accrued expenses	(19,018)
Net identifiable assets acquired	23,119,142
Goodwill	18,880,858
Total purchase price	$42,000,000

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.5	2
Trade names	0.5	Indefinite
Merchant relationships	20.5	10
	$21.5

Goodwill, $18.9 million, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of APS Payments.

The Company incurred transaction expenses of $1.0 million from July 11, 2019 to December 31, 2019, related to the APS Payments Acquisition.  Since the date of the acquisition, APS Payments has contributed $3.2 million to revenue and $0.8 million in net income to the Company’s consolidated statement of operations.

Pro Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis give effect to the Hawk Parent Business Combination, TriSource Acquisition and APS Payments Acquisition as if the transactions had occurred on January 1, 2017.  The unaudited pro forma information reflects adjustments for the issuance of the Company’s common stock, debt incurred in connection with the transactions, impact of the fair value of intangible assets acquired and related amortization and other adjustments the Company believes are reasonable for the pro forma presentation. In addition, the pro forma earnings exclude acquisition-related costs.

	Pro Forma Year Ended December 31, 2019	Pro Forma Year Ended December 31, 2018	Pro Forma Year Ended December 31, 2017
Revenue	$131,262,214	$164,161,841	$124,938,611
Net loss	(45,496,385)	(32,428,157)	(83,166,080)
Net loss attributable to noncontrolling interests	(19,999,699)	(14,255,053)	(36,558,873)
Net loss attributable to the Company	(25,496,686)	(18,173,104)	(46,607,207)

Loss per Class A share - basic and diluted	$(0.70)	$(0.54)	$(1.39)

6. Fair Value of Assets and Liabilities

The following table summarizes, by level within the fair value hierarchy, the carrying amounts and estimated fair values of our assets and liabilities measured at fair value on a recurring or nonrecurring basis or disclosed, but not carried, at fair value in the Condensed Consolidated Balance Sheets as of the dates presented. There were no transfers into, out of, or between levels within the fair value hierarchy during any of the periods presented. Refer to Note 5, Note 9 and Note 10 for additional information on these assets and liabilities.

	December 31, 2019 (Successor)
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$24,617,996	$ —	$ —	24,617,996
Interest rate swap	—	555,449	—	555,449
Total assets	$24,617,996	$555,449	$ —	$25,173,445
Liabilities:
Contingent consideration	$ —	$ —	$14,250,000	14,250,000
Term loan	—	213,442,705	—	213,442,705
Total liabilities	$ —	$213,442,705	$14,250,000	$227,692,705

	December 31, 2018 (Predecessor)
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,285,357	$ —	$ —	13,285,357
Total assets	$13,285,357	$ —	$ —	$13,285,357
Liabilities:
Contingent consideration	$ —	$ —	$1,816,988	1,816,988
Term loan	—	94,215,204	—	94,215,204
Total liabilities	$ —	$94,215,204	$1,816,988	$96,032,192

Cash and cash equivalents

Cash and cash equivalents are classified within Level 1 of the fair value hierarchy, as the primary component of the price is obtained from quoted market prices in an active market. The carrying amounts of the Company’s cash and cash equivalents approximate their fair values due to the short maturities and highly liquid nature of these accounts.

Interest rate swap

In October 2019, the Company entered into a $140.0 million notional, fifty-seven month interest rate swap agreement to hedge changes in its cash flows attributable to interest rate risk on $140.0 million of our variable-rate term loan to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. This swap involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount and was designated for accounting purposes as a cash flow hedge. The interest rate swap is carried at fair value on a recurring basis in the Consolidated Balance Sheets and is classified within Level 2 of the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. The fair value was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

Contingent Consideration

Contingent consideration relates to potential payments that the Company may be required to make associated with acquisitions. To the extent that the valuation of these liabilities are based on inputs that are less observable or not observable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for measures categorized in Level 3.

Term loan

The carrying value of our term loan is net of unamortized debt discount and debt issuance costs. The fair value of our term loan was determined using a discounted cash flow model based on observable market factors, such as changes in credit spreads for comparable benchmark companies and credit factors specific to us. The fair value of our term loan is classified within Level 2 of the fair value hierarchy, as the inputs to the discounted cash flow model are generally observable and do not contain a high level of subjectivity.

7. Property and equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2019	2018
	(Successor)	(Predecessor)
Furniture, fixtures, and office equipment	$944,105	$893,287
Computers	859,426	600,139
Leasehold improvements	223,145	310,520
Total	2,026,676	1,803,946
Less: Accumulated depreciation and amortization	416,024	556,797
	$1,610,652	$1,247,149

Depreciation expense for property and equipment was $0.4 million for the Successor period from July 10, 2019 to December 31, 2019.  For the Predecessor period from January 1, 2019 to July 10, 2019 depreciation expense was $0.2 million.  Under the Predecessor, depreciation expense for property and equipment was $0.4 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.

8. Intangible assets

The Company holds definite and indefinite-lived intangible assets.  The indefinite-lived intangible assets consist of trade names, of $21.2 million, as of December 31, 2019.  This balance consists of three trade names, arising from the acquisitions of Hawk Parent, TriSource and APS Payments in the Successor period from July 11, 2019 to December 31, 2019.

Definite-lived intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Customer relationships	$79,187,788	$16,658,908	$62,528,880	7.92
Software costs	7,949,839	2,779,091	5,170,748	2.10
Reseller buyouts	581,000	57,867	523,133	9.00
Balance as of December 31, 2018 (Predecessor)	$87,718,627	$19,495,866	$68,222,761	7.49
Customer relationships	$256,000,000	$11,393,825	$244,606,175	9.48
Channel relationships	3,000,000	141,935	2,858,065	9.53
Software costs	72,290,752	11,080,696	61,210,055	2.54
Non-competition agreements	3,900,000	733,495	3,166,505	2.28
Balance as of December 31, 2019 (Successor)	$335,190,752	$23,349,951	$311,840,801	7.90

The Successor’s amortization expense for intangible assets was $23.3 million for the period from July 11, 2019 through December 31, 2019.  The Predecessor’s amortization expense for intangible assets was $5.9 million for the period from January 1, 2019 to July 10, 2019.  The Predecessor’s amortization expense for intangible assets was $10.0 million and $7.3 million for the years ended December 31, 2018 and 2017, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

Year Ending December 31,	Estimated Future Amortization Expense
2020	$51,904,695
2021	50,848,243
2022	39,501,841
2023	26,307,778
2024	26,255,735
2025	26,127,778
Thereafter	$90,894,731

9. Goodwill

The following table presents changes to goodwill for the years ended December 31, 2019 and 2018:

Total
Balance as of December 31, 2017	$119,529,202
Acquisitions	—
Dispositions	—
Impairment Loss	—
Balance as of December 31, 2018 (Predecessor)	$119,529,202

Balance as of July 11, 2019	$339,911,399
Acquisitions	49,749,119
Dispositions	—
Impairment Loss	—
Balance as of December 31, 2019 (Successor)	$389,660,519

10. Borrowings

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

The Prior Credit Agreement provided for a maximum $10.0 million revolving loan at a variable interest rate. This facility was terminated upon the closing of the Business Combination and execution of the New Credit Agreement (defined below). At the Closing and December 31, 2018, the outstanding balance on the revolving loan was $3.5 million. This balance was settled upon the Closing. Interest expense on the line of credit totaled $0.1 million for the period from January 1, 2019 to July 10, 2019. Interest expense on the line of credit totaled $0.2 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

New Credit Agreement

The Company entered into a Revolving Credit and Term Loan Agreement (the “New Credit Agreement”) on July 11, 2019, with Truist Bank (formerly SunTrust Bank) and the other lenders party thereto, which provided a revolving credit facility, a term loan A, and a delayed draw term loan at a variable interest rate (5.26% at December 31, 2019). The term of the New Credit Agreement expires on July 11, 2024. The New Credit Agreement is collateralized by substantially all of the Company’s assets, and includes restrictive qualitative and quantitative covenants, as defined in the New Credit Agreement. The Company was in compliance with its restrictive covenants under the New Credit Agreement at December 31, 2019.

As of December 31, 2019, the New Credit Agreement provided for an aggregate revolving commitment of $20.0 million at a variable interest rate (5.26% at December 31, 2019). At December 31, 2019, there was $10.0 million on the revolving credit facility. The Successor’s interest expense on the line of credit totaled $0.1 million for the period from July 11, 2019 through December 31, 2019. The New Credit Agreement was upsized in February 2020.  See Note 18 for more information.

At December 31, 2019 and December 31, 2018, total borrowings under the New Credit Agreement and Prior Credit Agreement consisted of the following, respectively:

	December 31, 2019	December 31, 2018
	Successor	Predecessor
Non-current indebtedness:
Term Loan	$168,937,500	$63,750,000
Delayed Draw Term Loan	40,000,000	28,500,000
Revolving Credit Facility	10,000,000	3,500,000
Total borrowings under credit facility (1)	218,937,500	95,750,000
Less: Current maturities of long-term debt (2)	5,500,000	4,900,000
Less: Long-term loan debt issuance cost (3)	5,494,795	1,534,796
Total non-current borrowings	$207,942,705	$89,315,204

(1)

The Term Loan, Delayed Draw Term Loan and Revolving Credit Facility bear interest, at variable rates, which were 5.26% and 5.77% at December 31, 2019 (Successor) and December 31, 2018 (Predecessor), respectively

(2)

Pursuant to the terms of the New Credit Agreement, the Successor is required to make quarterly principal payments equal to 0.625% of the initial principal amount of the Term Loan and Delayed Draw Term Loan (collectively the “Term Loans”).  Under the Prior Credit Agreement, the Predecessor was required to make quarterly principal payments equal to 1.25% of the initial principal amount of the Term Loans.

(3)

The Successor incurred $0.6 million of interest expense for the amortization of deferred debt issuance costs from the Closing through December 31, 2019.  The Predecessor incurred $0.2 million for the period January 1, 2019 to July 10, 2019.

Following is a summary of principal maturities of the term loan for each of the next five years ending December 31 and in the aggregate:

2020	$5,500,000
2021	7,875,000
2022	13,125,000
2023	15,750,000
2024	166,687,500
$208,937,500

The Successor incurred interest expense on the Term Loans of $5.3 million from July 11, 2019 through December 31, 2019.  The Predecessor incurred interest expense of $2.8 million for the period from January 1, 2019 to July 10, 2019. Interest expense on the long‑term debt totaled $5.5 million and $4.4 million for the years ended December 31, 2018 and 2017, respectively.

11. Derivative Instruments

The Company does not hold or use derivative instruments for trading purposes.

Derivative Instruments Designated as Hedges

Interest rate fluctuations expose the Company’s variable-rate term loan to changes in interest expense and cash flows. As part of its risk management strategy, the Company may use interest rate derivatives, such as interest rate swaps, to manage its exposure to interest rate movements.

In October 2019, the Company entered into a $140.0 million notional, five-year interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $140.0 million of its variable-rate term loan. This agreement involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount. This interest rate swap was designated for accounting purposes as a cash flow hedge. As such, changes in the interest rate swap’s fair value are deferred in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and are subsequently reclassified into interest expense in each period that a hedged interest payment is made on the Company’s variable-rate term loan.

As of December 31, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	Notional Amount	Fixed Interest Rate	Termination Date
Interest rate swap	$140,000,000	1.598%	July 11, 2024

12. Commitments and contingencies

The Company is committed under various operating leases for buildings with varying expiration dates. Future minimum lease payments under noncancelable operating leases as of December 31, 2019, are as follows:

Year Ended	Amounts
2020	$944,234
2021	716,367
2022	301,455
2023	103,868
2024	—
Thereafter	—
$2,065,924

13. Related party transactions

The Predecessor paid management fees to Corsair Capital LLC, a related party having common ownership in the amount of $210,753 from January 1, 2019 to July 10, 2019.  The Predecessor paid management fees of $0.4 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively, which are included in selling, general, and administrative expenses in the consolidated statement of operations.

The Successor incurred transaction costs on behalf of related parties from July 11, 2019 through December 31, 2019 of $1.3 million. The Predecessor incurred transaction costs on behalf of related parties from January 1, 2019 to July 10, 2019 of $6.8 million. The Predecessor incurred transaction costs on behalf of related parties for the years ended December 31, 2018 and 2017 of $1.6 million and $0.4 million, respectively.

As of December 31, 2019, the Successor held receivables from related parties $0.6 million.  These amounts were due from employees, related to tax withholding on vesting of equity compensation.  See Note 14 for more detail on these restricted share awards.  As of December 31, 2018 the Predecessor held no receivables from related parties.

The Successor owed $14.3 million to related parties, in the form of contingent consideration payable to the sellers of TriSource and APS who were employees of REPAY, as of December 31, 2019.  Further, the Successor owed employees $0.3 million for amounts paid on behalf of the Company.  As of December 31, 2018 the Predecessor did not have any amounts due to related parties.

14. Share based compensation

Omnibus Incentive Plan

At the Shareholders Meeting, Thunder Bridge shareholders considered and approved the 2019 Plan which resulted in the reservation of 7,326,728 shares of common stock for issuance thereunder. The 2019 Plan became effective immediately upon the Closing.

Under this plan, the Company currently has two types of share-based compensation awards outstanding: restricted stock awards (RSAs) and restricted stock units (RSUs). Activity from July 11, 2019 through December 31, 2019 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at July 11, 2019	—
Granted	3,275,229	$12.07
Forfeited (1)	321,263	11.81
Vested	1,135,291	11.68
Unvested at December 31, 2019	1,818,675	$12.39

(1)

Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations.  The awards are not deemed outstanding; further, these forfeited shares are added back to the amount of shares available for grant under the 2019 Plan.

Unrecognized compensation expense related to unvested RSAs and RSUs was $17.5 million at December 31, 2019, which is expected to be recognized as expense over the weighted-average period of 2.26 years.  The Successor incurred $22.0 million of share-based compensation expense from July 11, 2019 through December 31, 2019.

Original Equity Incentives

As a result of the change in ownership of Hawk Parent, 9,171 previously unvested profit interest units of the Predecessor with a weighted average grant date fair value of $180.87 were automatically vested, upon the Closing.  A summary of the changes in non-vested units outstanding for the period from January 1, 2019 to July 10, 2019 is presented below:

	Units	Weighted average fair value per unit
Non-vested units at January 1, 2019	9,460	$182.83
Activity during the period:
Granted	—
Vested	(9,460)	(182.83)
Non-vested units at December 31, 2019	—	$—

The estimated fair value of the Predecessor’s profit interest units that vested during January 1, 2019 to July 10, 2019 is $0.9 million.  During the years ended December 31, 2018 and 2017, the Predecessor incurred $0.5 million and $0.2 million, respectively, of share-based compensation expense, included in selling, general and administrative costs in the Consolidated Statements of Operations.

15. Taxation

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

The components of income before income taxes are as follows:

	July 11, 2019 to December 31, 2019	January 1, 2019 to July 10, 2019	Year ended December 31, 2018	Year ended December 31, 2017
	(Successor)	(Predecessor)
Domestic	$(36,281,944)	$(23,668,078)	$10,537,443	$9,448,244
Foreign	(269,721)	(74,452)	-	-
Income (loss) before income tax expense	$(36,551,665)	$(23,742,530)	$10,537,443	$9,448,244

The Company recorded a provision for income tax as follows:

	July 11, 2019 to December 31, 2019	January 1, 2019 to July 10, 2019	Year ended December 31, 2018	Year ended December 31, 2017
	(Successor)	(Predecessor)
Current expense
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	-	-	-
Total current expense (benefit)	-	-	-	-
Deferred expense
Federal	$(4,343,013)	$-	$-	$-
State	(575,152)	-	-	-
Foreign	(72,824)	-	-	-
Total deferred benefit	(4,990,989)	-	-	-
Income tax benefit	$(4,990,989)	$-	$-	$-

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows for the years indicated:

	July 11, 2019 to December 31, 2019	January 1, 2019 to July 10, 2019	Year ended December 31, 2018	Year ended December 31, 2017
	(Successor)	(Predecessor)
Federal income tax expense	21.0%	0.0%	0.0%	0.0%
State taxes, net of federal benefit	1.6%	0.0%	0.0%	0.0%
Income attributable to noncontrolling interest	-8.6%	0.0%	0.0%	0.0%
Excess tax benefit related to share-based compensation	0.5%	0.0%	0.0%	0.0%
Other	-0.8%	0.0%	0.0%	0.0%
Total deferred benefit	13.7%	0.0%	0.0%	0.0%

The Company’s effective tax rate for the period from July 11, 2019 through December 31, 2019, the Successor period, was 13.7%. The comparison of our effective tax rate to the U.S. statutory tax rate of 24% was primarily influenced by the fact that the Company is not liable for the income taxes on the portion of Hawk Parent’s earnings that are attributable to noncontrolling interests. The results for the Predecessor do not reflect income tax expense because, prior to the Closing, the consolidated Hawk Parent was treated as a partnership for U.S. federal and most applicable state and local income tax purposes and was not subject to corporate tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Details of the Company's deferred tax assets and liabilities are as follows:

	December 31, 2019	December 31, 2018
	Successor	Predecessor
Deferred tax assets
Tax Credits	$52,314	$ —
Section 163(j) Limitation Carryover	719,773	—
Acquisition Costs	378,386	—
Federal Net Operating Losses	3,682,201	—
State Net Operating Losses	526,607	—
Foreign Net Operating Losses	74,445	—
Other Assets	10,320	—
Total deferred tax asset	5,444,045	—
Valuation allowance	(5,799,118)	—
Total deferred tax asset, net of valuation allowance	(355,073)	—
Deferred tax liabilities
Partnership basis tax differences	(413,261)	—
Total deferred tax liabilities	(413,261)	—
Net deferred tax liabilities	$(768,334)	$ —

As a result of the Merger, the Company recognized a deferred tax asset (DTA) and offsetting deferred tax liability (DTL) in the amount of $5.8 million to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions, a ceiling rule limitation arising under Internal Revenue Code  (the “Code”) sec. 704(c). As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent.  At the Closing, the Company concluded, based on the weight of all positive and negative evidence, that all of our DTA are not likely to be realized.  As such, a 100% valuation allowance was recognized.  In addition, the Company recognized a change to the valuation allowance in the amount of $0.04 million as of December 31, 2019.

As of December 31, 2019, the Company has a federal net operating loss carryforward of approximately $3.7 million, state net operating loss carryforwards of approximately $0.5 million, and foreign net operating loss carryforwards of approximately $0.1 million, which will be available to offset future taxable income.  The federal and foreign net operating loss carryforwards have an indefinite life.  The state net operating loss carryforwards will begin to expire between 2031 and 2035.  The Company expects to utilize the net operating loss against earnings in future years.

No uncertain tax positions existed as of December 31, 2019.

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

On July 11, 2019, the Company entered into a TRA that provides for the payment by the Company of 100% of the amount of any tax benefits realized, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of Hawk Parent resulting from any redemptions or exchanges of Post-Merger Repay Units and from our acquisition of the equity of the selling Hawk Parent members, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the "TRA Payments"). The TRA Payments are not conditioned upon any continued ownership interest in Hawk Parent or Repay. The rights of each party under the TRA other than the Company are assignable. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of December 31, 2019, the Company had a liability of $67.2 million related to its projected obligations under the TRA, which is captioned as the tax receivable agreement liability in our Audited Consolidated Balance Sheet.

16. Segment Reporting

The Company conducts its operations through a single operating segment and, therefore, one reportable segment. Operating segments are revenue-generating components of a company for which separate financial information is internally produced for regular use by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess the performance of the business. Our CODM uses a variety of measures to assess the performance of the business; however, detailed profitability information of the nature that could be used to allocate resources and assess the performance of the business are managed and reviewed for the Company as a whole.

There are no significant concentrations by state or geographical location, nor are there any significant individual customer concentrations by balance.

17. Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited quarterly results of operations for the indicated periods:

	Three months ended December 31, 2019	From July 11, 2019 to September 30, 2019	From July 1, 2019 to July 10, 2019	Three months ended June 30, 2019	Three months ended March 31, 2019
(in thousands)	(Successor)		(Predecessor)
Revenue (1)	$33,633	$23,927	$2,334	$16,304	$23,024
Income (loss) from operations	(13,464)	(14,147)	(32,536)	5,626	6,313
Net income (loss)	(15,681)	(15,880)	(32,763)	4,156	4,864
Net income (loss) attributable to the Company	(7,809)	(8,481)	(32,763)	4,156	4,864
Earnings (loss) per Class A share:
Basic and diluted (2)	$(0.21)	$(0.25)

	Three months ended December 31, 2018	Three months ended September 30, 2018	Three months ended June 30, 2018	Three months ended March 31, 2018
(in thousands)	(Predecessor)
Revenue	$33,858	$32,292	$31,066	$32,797
Income from operations	3,717	5,215	5,995	1,684
Net income	2,145	3,727	4,484	181
Net income attributable to the Company	2,145	3,727	4,484	181

(1)

Revenue for the reporting period beginning in 2019 is presented under ASC 606, while prior period revenue continues to be reported in accordance with the Company’s historic accounting practices under previous guidance. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, for further discussions of the adoption of ASC 606.

(2)

The sum of the quarterly earnings per share amounts may not equal the full year amount reported since per share amounts are computed independently for each period based upon the respective weighted-average common shares outstanding for each respective period.

18. Subsequent events

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through March 16, 2020, which is the date the consolidated financial statements were available to be issued.

On February 10, 2020, Repay announced the acquisition of Ventanex for up to $50.0 million, which includes a $14.0 million performance-based earnout. The closing of the acquisition was financed with a combination of cash on hand and new borrowings under Repay’s existing credit facility. As part of the financing for the transaction, Repay entered into an agreement with Truist Bank (formerly SunTrust Bank) and other members of its existing bank group to amend and upsize its previous $230.0 million credit facility under the Amended Credit Agreement to $345.0 million to provide additional capacity for growth.

On February 21, 2020, the Company entered into a swap transaction with Regions Bank. On a quarterly basis, commencing on March 31, 2020 up to and including the termination date of February 10, 2025, the Company will make fixed payments on a beginning notional amount of $30.0 million. On a quarterly basis, commencing on February 21, 2020 up to and including the termination date of February 10, 2025, the counterparty will make floating rate payments based on the 3-month LIBOR on the beginning notional amount of $30.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act made available to us under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2019, an amendment to this Form 10-K or a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act relating to the Company’s annual meeting of stockholders to be held in 2020 (as applicable, the “Part III Filing”). Such information will be set forth in such Part III Filing and is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required to be included by Item 10 of Form 10-K will be included in our Part III Filing and such information is incorporated by reference herein.

We have a code of ethics that applies to each of our directors and employees, including our Chief Executive Officer, Chief Financial Officer and principal accounting officer. Our code of ethics is available on our website at www.Repay.com under the Investor Relations section titled Corporate Governance. We intend to disclose any amendment to, or waiver from, a provision of our code of ethics that applies to our Chief Executive Officer, Chief Financial Officer or principal accounting officer by posting such information on the Investors section of our website.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be included by Item 11 of the Form10-K will be included in our Part III Filing and such information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be included by Item 12 of Form 10-K will be included in our Part III Filing and such information is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be included by Item 13 of Form 10-K will be included in our Part III Filing and such information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be included by Item 14 of Form 10-K will be included in our Part III Filing and such information is incorporated by reference herein.

.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1) Financial Statements

The following Consolidated Financial Statements of Repay Holdings Corporation and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this report.

Report of Independent Registered Public Accounting Firm	61

Consolidated Balance Sheets as of December 31, 2019 and 2018	63

Consolidated Statements of Operations for the periods ended December 31, 2019 and July 11, 2019 and the years ended December 31, 2018 and 2017	64

Consolidated Statements of Comprehensive Income for the periods ended December 31, 2019 and July 11, 2019 and the years ended December 31, 2018 and 2017	65

Consolidated Statements of Stockholders’ Equity for the periods ended December 31, 2019 and July 11, 2019 and the years ended December 31, 2018 and 2017`	66

Consolidated Statements of Cash Flows for the periods ended December 31, 2019 and July 11, 2019 and the years ended December 31, 2018 and 2017	67

Notes to Consolidated Financial Statements	70
(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instruction or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

(3)	Exhibits

Exhibit Number	Description

2.1†

Agreement and Plan of Merger, dated as of January  21, 2019, by and among Thunder Bridge, Merger Sub, Hawk Parent, and the Repay Securityholder Representative named therein (incorporated by reference to Exhibit 2.1 of Thunder Bridge’s Form 8-K (File No. 001-38531), filed with the SEC on January 22, 2019).

2.2†

First Amendment to Agreement and Plan of Merger, dated February  11, 2019, by and among Thunder Bridge, Merger Sub, Hawk Parent, and the Repay Securityholder Representative named therein (incorporated by reference to Exhibit 2.1 of Thunder Bridge’s Form 8-K (File No. 001-38531), filed with the SEC on February 12, 2019).

2.3†

Second Amendment to Agreement and Plan of Merger, dated May  9, 2019, by and among Thunder Bridge, Merger Sub, Hawk Parent, and the Repay Securityholder Representative named therein (incorporated by reference to Exhibit 2.1 of Thunder Bridge’s Form 8-K (File No. 001-38531), filed with the SEC on May 9, 2019).

2.4†

Third Amendment to Agreement and Plan of Merger, dated June  19, 2019, by and among Thunder Bridge, Merger Sub, Hawk Parent, and the Repay Securityholder Representative named therein (incorporated by reference to Exhibit 2.1 of Thunder Bridge’s Form 8-K (File No. 001-38531), filed with the SEC on June 20, 2019).

2.5

Securities Purchase Agreement by and among Repay Holdings, LLC and the direct and indirect owners of TriSource Solutions, LLC, as of August 13, 2019 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on August 19, 2019).

2.6

Asset Purchase Agreement, dated as October 11, 2019, by and among Mesa Acquirer LLC, Repay Holdings, LLC, American Payment Services of Coeur D’Alene, LLC, North American Payment Solutions LLC, North American Payment Solutions Inc., David Ford and Phillip Heath (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on October 15, 2019).

2.7

Securities Purchase Agreement, dated as February 10, 2020, by and among Repay Holdings, LLC and the direct and indirect owners of CDT Technologies, LTD (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on February 10, 2020).

3.1	Certificate of Corporate Domestication of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).
3.2	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (001-38531), filed with the SEC on July 17, 2019).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K (001-38531), filed with the SEC on July 17, 2019).
4.1	Specimen Warrant Certificate of Thunder Bridge (incorporated by reference to Exhibit 4.3 of Thunder Bridge’s Form S-1 (File No. 333-224581), filed with the SEC on June 8, 2018).
4.2

Warrant Agreement, dated June 18, 2018, between Thunder Bridge and Continental Stock Transfer  & Trust Company (incorporated by reference to Exhibit 4.1 of Thunder Bridge’s Form 8-K (File No. 001-38531), filed with the SEC on June 22, 2018).

4.3

Amendment of Warrant Agreement, dated July 11, 2019, between Thunder Bridge and Continental Stock Transfer  & Trust Company (incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K (001-38531), filed with the SEC on July 17, 2019).

4.4*	Description of Registrant’s Securities
10.1

Exchange Agreement, dated July 11, 2019, by and among the Company, Repay and the other holders of Class  A units of Repay (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38531), filed with the SEC on July 17, 2019).

10.2

Tax Receivable Agreement, dated July 11, 2019, by and among the Company and the other Repay Unitholders (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38531), filed with the SEC on July 17, 2019).

10.3

Company Sponsor Stockholders Agreement, dated July  11, 2019, between the Company and CC Payment Holdings, L.L.C. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July  17, 2019).

10.4

Stockholders Agreement, dated as of July 11, 2019, among Repay Holdings Corporation and Thunder Bridge Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.5

Founder Stockholders Agreement, dated as of July  11, 2019, between the Company, John A. Morris, Shaler V. Alias, The JAM Family Charitable Trust dated March 1, 2018, JOSEH Holdings, LLC and Alias Holdings, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.6

Registration Rights Agreement, dated July  11, 2019, by and among the Company, Repay, and the Repay Unitholders (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.7

Registration Rights Agreement, dated June 18, 2018, by and between the Company, the Sponsor and the holders party thereto (incorporated by reference to Exhibit 10.4 of Thunder Bridge’s Form 8-K (File No. 001-38531), filed with the SEC on June 22, 2018).

10.8

First Amendment to Registration Rights Agreement, dated July 11, 2019, by and among Thunder Bridge Acquisition Ltd. and Thunder Bridge Acquisition LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.9

Revolving Credit and Term Loan Agreement, dated July 11, 2019, by and among TB Acquisition Merger Sub LLC, Hawk Parent Holdings LLC, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, and SunTrust Bank as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-38531) filed with the SEC on July 17, 2019).

10.10

First Amendment to Revolving Credit and Term Loan Agreement, dated as February 10, 2020, by and among Hawk Parent Holdings, LLC, the other borrowers and guarantors party thereto, the banks and other financial institutions and lenders party thereto, and Truist Bank, as administrative agent (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on February 10, 2020).

10.11

Repay Holdings Corporation Omnibus Incentive Plan, effective as of July 11, 2019 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.12

Amendment No. 1 to the Repay Holdings Corporation Omnibus Incentive Plan, effective as of September 20, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 (Registration No. 233879), filed with the SEC on September 20, 2019).

10.13	Promissory Note, dated April 15, 2019 (incorporated by reference to Exhibit 10.1 to Thunder Bridge’s Form 8-K (File No. 001-38531), filed with the SEC on April 17, 2019).
10.14

Parent Sponsor Director Support Agreement, dated as of May 29, 2019, by Paul R. Garcia in favor of Thunder Bridge and Repay (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on May 29, 2019).

10.15

Sponsor Letter Agreement by and among Thunder Bridge, Sponsor, Repay and the Managing Member of the Sponsor, dated January 21, 2019 (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on January 22, 2019).

10.16

Amendment to Sponsor Letter Agreement, dated as of May 9, 2019, by and among Thunder Bridge, Sponsor and Repay (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on May 9, 2019).

10.17

Second Amendment to Sponsor Letter Agreement, dated as of May 29, 2019, by and among Thunder Bridge, Sponsor and Repay (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on May 29, 2019).

10.18

Form of Subscription Agreement between Thunder Bridge and the PIPE Investors named therein, dated as of May 9, 2019 (incorporated by reference to Exhibit 10.4 of Thunder Bridge’s Form 8-K (File No. 38531), filed with the SEC on May 9, 2019).

10.19

Form of Lock-Up Agreement between Sponsor and certain PIPE Investors, dated as of May 9, 2019 (incorporated by reference to Exhibit 10.5 of Thunder Bridge’s Form 8-K (File No. 38531), filed with the SEC on May 9, 2019).

10.20

Company Sponsor Support Agreement, by Corsair, dated January  21, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-38531), filed with the SEC on May 9, 2019.

10.21

Corsair Director Support Agreement, dated as of January  21, 2019, by Jeremy Schein (incorporated by reference to Exhibit 10.15 of the Company’s Form S-4 (File No. 001-38531), filed with the SEC on June 20, 2019).

10.22

Corsair Director Support Agreement, dated as of May  9, 2019, by Richard E. Thornburgh in favor of Thunder Bridge and Repay (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on May 9, 2019).

10.23

Company Equity Holder Support Agreement, dated as of January  21, 2019, by John A. Morris (incorporated by reference to Exhibit 10.17 of the Company’s Form S-4 (Registration No.  333-229616), filed with the SEC on February 12, 2019).

10.24

Company Equity Holder Support Agreement, dated as of January  21, 2019, by Shaler V. Alias (incorporated by reference to Exhibit 10.18 of the Company’s Form S-4 (Registration No.  333-229616), filed with the SEC on February 12, 2019).

10.25+

Employment Agreement, dated January 21, 2019, between M  & A Ventures, LLC and John Morris (incorporated by reference to Exhibit 10.24 of the Company’s Form S-4 (Registration No.  333-229616), filed with the SEC on February 12, 2019).

10.26+

Employment Agreement, dated January 21, 2019, between M  & A Ventures, LLC and Shaler Alias (incorporated by reference to Exhibit 10.25 of the Company’s Form S-4 (Registration No.  333-229616), filed with the SEC on February 12, 2019).

10.27+

Employment Agreement, dated January 21, 2019, between M  & A Ventures, LLC and Timothy J. Murphy (incorporated by reference to Exhibit 10.26 of the Company’s Form S-4 (Registration No.  333-229616), filed with the SEC on February 12, 2019).

10.28+

Repay Holdings Corporation Form of Restricted Stock Award Agreement (Time Vested) (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.29+

Repay Holdings Corporation Form of Restricted Stock Award Agreement (Performance Vested) (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.30+

Repay Holdings Corporation Form of Restricted Stock Unit Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on November 14, 2019).

10.31+

Repay Holdings Corporation Summary of Non-Employee Director Compensation, as of September 20, 2019 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on November 14, 2019).

21.1*	Subsidiaries of the registrant
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

+Indicates a management or compensatory plan.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Repay Holdings Corporation

March 16, 2020	By:	/s/ John Morris
John Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities as of March 16, 2020.

Name	Title

/s/ John Morris	Chief Executive Officer, Director
John Morris	(Principal Executive Officer)

/s/ Tim Murphy	Chief Financial Officer
Tim Murphy	(Principal Financial Officer)

/s/ Thomas Sullivan	Vice President, Corporate Controller
Thomas Sullivan	(Principal Accounting Officer)
/s/ Shaler Alias	President, Director
Shaler Alias

/s/ Peter Kight	Chairman of the Board
Peter Kight

/s/ Paul Garcia	Director
Paul Garcia

/s/ Maryann Goebel	Director
Maryann Goebel

/s/ Robert H. Hartheimer	Director
Robert H. Hartheimer

/s/ William Jacobs	Director
William Jacobs

/s/ Richard Thornburgh	Director
Richard Thornburgh
/s/ Jeremy Schein	Director
Jeremy Schein