Form 10-K/A
period 2019-12-31
Repay Holdings Corp
filed 2020-04-17
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

As of April 9, 2020, there were 40,391,264 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 2,552,645 of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding.  As of Apri1 9, 2020, the holders of such outstanding shares of Class V common stock also hold 29,505,623 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 1”) amends the annual report on Form 10-K of Repay Holdings Corporation for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020 (the “2019 Form 10-K”). The primary purpose of Amendment No. 1 is to provide the information required by Items 10 through 14 of Part III of the 2019 Form 10-K.

This Amendment No. 1 speaks as of the original filing date of the 2019 Form 10-K (unless otherwise noted or as the context otherwise requires) and reflects only the changes to the cover page, and Items 10, 11, 12, 13 and 14 of Part III and in the exhibit index in Item 15 of Part IV. No other information included in the 2019 Form 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way.  The 2019 Form 10-K continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the original filing other than as expressly indicated in this Amendment No. 1.  Accordingly, this Amendment No. 1 should be read in conjunction with the 2019 Form 10-K and the Company’s other SEC filings.

Repay Holdings Corporation was incorporated as a Delaware corporation on July 11, 2019 in connection with the closing of a transaction (the “Business Combination”) pursuant to which Thunder Bridge Acquisition Ltd., a special purpose acquisition company organized under the laws of the Cayman Islands (“Thunder Bridge”), (a) domesticated into a Delaware corporation and changed its name to “Repay Holdings Corporation” and (b) consummated the merger of a wholly owned subsidiary with and into Hawk Parent Holdings, LLC, a Delaware limited liability company (“Hawk Parent”).  The Business Combination was governed by the terms of the Second Amended and Restated Agreement and Plan of Merger dated effective as of January 21, 2019 (as amended or supplemented from time to time, the “Merger Agreement”).

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

We are headquartered in Atlanta, Georgia.  Our legacy business was founded as M & A Ventures, LLC, a Georgia limited liability company doing business as REPAY: Realtime Electronic Payments (“REPAY LLC”), in 2006 by current executives John Morris and Shaler Alias. Hawk Parent was formed in 2016 in connection with the acquisition of a majority interest in the successor entity of REPAY LLC and its subsidiaries by certain investment funds sponsored by, or affiliated with, Corsair Capital LLC (“Corsair”).

PART III

Item 10.  Directors, Executive Officers and Corporate GOvernance

Directors and Executive Officers

The following table sets forth the names, ages and positions of our current executive officers and directors as of the date hereof.

Name	Age	Position
John Morris	51	Chief Executive Officer and Co-Founder, Director
Shaler Alias	40	President and Co-Founder, Director
Timothy J. Murphy	38	Chief Financial Officer
Jason Kirk	41	Chief Technology Officer
Susan Perlmutter	56	Chief Resource Officer
Michael F. Jackson	56	Chief Operating Officer
Tyler B. Dempsey	46	General Counsel
Jacob H. Moore	32	Executive Vice President, Corporate Development and Strategy
Peter J. Kight(3)(4)	64	Chairman
Paul R. Garcia(1)(2)	67	Director
Maryann Goebel(1)(4)	69	Director
Robert H. Hartheimer(1)	62	Director
William Jacobs(2)(3)	78	Director
Jeremy Schein(2)	40	Director
Richard E. Thornburgh(3)(4)	67	Director
(1)Member of the audit committee (2)Member of the compensation committee (3)Member of the nominating and corporate governance committee (4) Member of the technology committee

John Morris has served as our Chief Executive Officer and a director since the Business Combination. He co-founded REPAY LLC and has served as its Chief Executive Officer since 2010. Mr. Morris served as President of REPAY LLC from 2006 to 2008.  From its formation in September 2016 through the Business Combination, Mr. Morris served as a member of the board of directors of Hawk Parent.  Mr. Morris has also been a member of the board of directors of Repay Holdings, LLC since its formation in September 2013. Prior to commencing his role as Chief Executive Officer of REPAY LLC, Mr. Morris served as the Executive Vice President of Sales and Marketing for Payliance, a payment processing, risk management and recovery solutions company, after its acquisition of Security Check Atlanta, a check processing and recovery solutions company, where he had served as President. From 1994 to 1997, Mr. Morris served in several corporate finance positions for Bass Hotels and Resorts, including Director of Corporate Finance. We believe that Mr. Morris is well-qualified to serve as a member of our board of directors because of the experience that he brings as a co-founder as well as his knowledge of the payments industry.

Shaler Alias has served as our President and a director since the Business Combination. He co-founded REPAY LLC in 2006 and has served as its President since 2008. From its formation in September 2016 through the Business Combination, Mr. Alias served as a member of the board of directors of Hawk Parent.  Mr. Morris has also been a member of the board of directors of Repay Holdings, LLC since its formation in September 2013. Mr. Alias served as Vice President of Sales of REPAY LLC from 2006 to 2008. Prior to 2006, Mr. Alias co-founded and served as Director of Sales and Marketing for Capital Recovery Solutions, a collection agency that served community banks and consumer finance lenders. We believe that Mr. Alias is well-qualified to serve as a member of our board of directors because of the experience that he brings as a co-founder as well as his knowledge of the payments industry.

Timothy “Tim” J. Murphy has served as our Chief Financial Officer since the Business Combination and as Chief Financial Officer of REPAY LLC since January 2014.  Mr. Murphy has been a member of the board of directors of Repay Holdings,

LLC since September 2016.  He oversees our financial operations including accounting, tax, treasury, financial planning, reporting and investor relations. Prior to joining REPAY LLC, Mr. Murphy served as Director of Corporate Development for Amaya Gaming Group Inc. (now known as The Stars Group Inc.), a Canadian online and mobile gaming and interactive entertainment company, from January 2013 to January 2014. Mr. Murphy previously served as Director of Finance for Cadillac Jack, Inc., a company engaged in the design, development, and supply of electronic gaming machines, from August 2009 to December 2012. Mr. Murphy began his professional career as an investment banker at Credit Suisse.

Jason Kirk has served as Chief Technology Officer since the Business Combination and as Chief Technology Officer of REPAY LLC since December 2014. Prior to joining REPAY LLC, from May 2001 to December 2014, Mr. Kirk held various positions at CCBill, LLC, a provider of third-party payment processing, including leading a team that developed products and platform relating to card payment processing. In addition, Mr. Kirk served as an NBC Defense Specialist in the United States Marine Corps from August 1997 to May 2001.

Susan Perlmutter has served as Chief Revenue Officer since the Business Combination and as Chief Revenue Officer of REPAY LLC since January 2016. Ms. Perlmutter previously served as Chief Revenue Officer at Sigma Payment Solutions, Inc. (“Sigma”), a provider of electronic payment solutions to the automotive finance industry, from October 2012 to January 2016, and joined Repay LLC when it acquired Sigma in January 2016. In connection with its acquisition of Sigma, REPAY LLC agreed to retain Ms. Perlmutter’s services as its Chief Revenue Officer. Prior to Sigma, Ms. Perlmutter held various positions with PAYTEK Solutions, LLC a provider of payment processing services, from February 1995 to February 2011.

Michael “Mike” F. Jackson has served as Chief Operating Officer since the Business Combination and as Chief Operating Officer of REPAY LLC since October 2016. Prior to joining REPAY LLC, Mr. Jackson served in numerous executive roles for enterprise software and payment service providers, including as Senior Vice President, Business Unit Head Cash Management at D+H Ltd. (now known as Finastra), a global payments and lending technology provider, from January 2014 to June 2016 and as Vice President and the Head of EBPP Business/Community Financial Services for ACI Worldwide, Inc. a provider of electronic payments solutions, from August 2012 to December 2013. Prior to ACI Worldwide, Inc., Mr. Jackson worked for S1 Software Corp., from 2008 to 2012, until it was acquired by ACI Worldwide, Inc. Prior to 2008, he worked for the U.S.-based Regions Financial Corporation, where he was responsible for card and merchant services, internet banking and online products and services as Executive Vice President of Alternative Delivery, and President of the Internet Bank.

Tyler B. Dempsey has served as our General Counsel since September 2019. Prior to joining us, Mr. Dempsey provided legal counsel and support to REPAY LLC for more than nine years as outside counsel at Troutman Sanders LLP, where he served as a Partner since 2008. Prior to joining Troutman Sanders, Mr. Dempsey was an attorney at King & Spalding LLP.

Jacob “Jake” H. Moore has served as our Executive Vice President, Corporate Development and Strategy since March 2020. From January 2018 to March 2020, Mr. Moore served as the Head of Corporate Development for REPAY LLC. Previously, Mr. Moore served as Vice President, Corporate Development of REPAY LLC from January 2017 to December 2017. Before joining REPAY LLC, Mr. Moore was a private equity investment professional, serving as a Senior Associate at BlueArc Capital Management from May 2016 to January 2017 and as an Associate at Trinity Hunt Partners from March 2012 to June 2014. From 2010 to 2012, Mr. Moore was an investment banker in the Mergers and Acquisitions Group at SunTrust Robinson Humphrey.

Peter “Pete” J. Kight has been the Chairman of our board of directors since the Business Combination and previously served as the Executive Chairman of Thunder Bridge since June 2018. Mr. Kight has 34 years of industry experience. He has been an Angel Investor and Advisor to Commerce Ventures, a Silicon Valley based venture capital firm focused on investing in innovations in the retail and financial services industries, since 2012. Mr. Kight previously served as a Co-Chairman and Managing Partner at Comvest Partners, a mid-market private investment firm, from 2010 – 2013, and then as a Senior Advisor at Comvest Partners from 2013 to 2015. He was the Founder, Chairman, and Chief Executive Officer of CheckFree Corporation (NASDAQ: CKFR), a provider of financial services technology, from 1981 until it was acquired by Fiserv (NASDAQ: FISV) in 2007. Mr. Kight then served as director and vice chairman of Fiserv following Fiserv’s acquisition of CheckFree from 2007 to 2012 (Vice Chairman from 2007 to 2010). Mr. Kight has served: as a director of Bill.com Holdings, Inc. (NYSE:  BILL), a provider of software that digitizes and automates back-office financial operations since May 2019; as a director of Blackbaud, Inc. (NASDAQ: BLKB), a supplier of software and services specifically designed for nonprofit organizations, since 2014; and as a director of Huntington Bancshares Incorporated (NASDAQ: HBAN), a regional bank holding company, since 2012. Mr. Kight previously served on the boards of directors of Akamai Technologies, Inc. (NASDAQ GS: AKAM), distributor of computing solutions and services, from 2004 to 2012, Manhattan Associates, Inc., (NASDAQ: MANH) a provider of supply chain planning and execution solutions, from 2007 to 2011 and Kabbage, Inc., a technology-driven SME lending company, from 2015 to November 2017. Mr. Kight is also a member of the Board of

Directors of Urjanet, Inc., a data analytics company focused primarily on energy, utility, and financial transaction data, from 2016 to present and Insightpool, LLC, a marketing data analytics business focused on earned influence marketing analytics, from 2015 to June 2018. He has been a Principal of Thunder Bridge Capital, LLC, since 2017. He holds more than a dozen patents and publications for electronic banking and payment systems. We believe that Mr. Kight is well-qualified to serve as a member of our board of directors due to his extensive financial services, operational, management and investment experience.

Paul R. Garcia has served as a director since the Business Combination.  Mr. Garcia served as Chairman and CEO of Global Payments Inc. (NYSE:GPN), a leading provider of credit card processing, check authorization and other electronic payment processing services, from June 1999 to May 2014. Mr. Garcia has served as a director of Truist Financial Corp. (NYSE:TFC), a bank holding company, since December 2019 (as well as a director of SunTrust Banks, Inc. (NYSE:  STI) from August 2014 through December 2019).  Mr. Garcia also serves as a director of Payment Alliance International. He previously served on the board of directors of The Dun & Bradstreet Corporation (from May 2012 until February 2019), West Corporation (from March 2013 until October 2017) and Global Payments Inc. (from February 2001 until May 2014). We believe that Mr. Garcia is well-qualified to serve as a member of our board of directors due to his extensive experience in the payment services industry.

Maryann Goebel has served as a director since the Business Combination. Ms. Goebel has been an IT management consultant, providing assessments and recommendations regarding IT management and coaching to chief information officers, since July 2012. Ms. Goebel has served as a director of Seacoast Banking Corporation of Florida (“Seacoast”) (NASDAQ:SBCF), a bank holding company, since February 2014. She is also a member of Seacoast’s audit committee and enterprise risk management committee and chairs its compensation and governance committee. From June 2009 to July 2012, Ms. Goebel served as executive vice president and chief information officer of Fiserv, Inc. (“Fiserv”) (NASDAQ: FISV), where she was responsible for all internal Fiserv IT systems, as well as IT infrastructure, operations, engineering and middleware services. Ms. Goebel currently serves on the Arts and Sciences Advisory Board of Worcester Polytechnic Institute. In 2017, Ms. Goebel was awarded the CERT Certificate in Cybersecurity Oversight by the NACD. We believe that Ms. Goebel is well-qualified to serve as a member of our board of directors due to her extensive experience in the information technology industry.

Robert H. Hartheimer has served as a director since June 2018 (including service as a director of Thunder Bridge through the Business Combination). Mr. Hartheimer has served as a director of Thunder Bridge Acquisition II, Ltd. (“Thunder Bridge II”) (NASDAQ:  THBR), a special purpose acquisition company, since August 2019. Mr. Hartheimer also serves as the Chairman of the Audit Committee of Thunder Bridge II. Mr. Hartheimer has also been an Independent Director of CardWorks, a privately held consumer lender and credit card servicer since 2017.  Mr. Hartheimer is Co-Founder and Chief Regulatory Officer of CreditStacks, a fin-tech credit card originator since 2015 and the Founder and Managing Member of Hartheimer LLC, which provides senior-level consulting services to banks, investment firms and financial services companies on financial, regulatory, strategic and governance matters, since 2008. From 2002 to 2008, Mr. Hartheimer was a Managing Director at Promontory Financial Group, a regulatory consulting firm. In 1991, Mr. Hartheimer joined the Federal Deposit Insurance Corporation, where he and a small team created the Division of Resolutions to analyze and sell failed banks. He went on to serve as the Director of that division. Mr. Hartheimer’s other past positions include senior roles at investment banks, including Merrill Lynch, Smith Barney and Friedman Billings Ramsey. Mr. Hartheimer previously served on five boards of directors: Lending Club Asset Management, an investment management subsidiary of fin-tech market lending firm Lending Club (NYSE: LC) from 2016 to 2019, Higher One Holdings (NYSE: ONE) a financial technology company focused on providing cost-saving solutions to colleges and universities, where he served as Chairman of the Risk Committee, from 2012 to 2016, Sterling Financial Corporation and Sterling Bank (NASDAQ: STSA), a recapitalized regional bank in the State of Washington, where he served as Chairman of the Risk Committee, from 2010 to 2014, the three E*Trade Banks (E*Trade Bank, E*Trade Savings Bank and United Medical Bank subsidiaries of online broker E*Trade), where he served as Chairman of the Audit Committee for such bank subsidiaries for part of this tenure (NASDAQ: ETFC) from 2005 to 2008, and Merrick Bank, a Utah based credit card bank, where he served as Chairman of its Audit Committee, from 1997 to 2003. We believe that Mr. Hartheimer is well-qualified to serve on our board of directors because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

William Jacobs has served as a director since the Business Combination. From its formation in September 2016 through the Business Combination, Mr. Jacobs served as a member of the board of directors of Hawk Parent. Mr. Jacobs has served as a director of Global Payments Inc. (NYSE: GPN) (“Global Payments”), a payment processing services company, since 2001, and as Chairman of Green Dot Corporation (NYSE: GDOT) (“Green Dot”), a financial services technology company, since June 2016 (and he has served as a director of Green Dot since April 2016).  In addition, he currently serves as a member of Global Payments’ Governance and Nominating Committee and Compensation Committee, served as Lead Independent Director of Global Payments from 2003 to May 2014, served as Chairman of the board of directors of Global Payments from

June 2014 to September 2019, and has served as one of its business advisors since August 2002, and previously served on its Audit Committee and as Chair of its Compensation Committee. Mr. Jacobs also served as Interim Chief Executive Officer of Green Dot from January 2020 to March 2020. He previously served on the boards of directors of Asset Acceptance Capital Corp., a publicly-traded debt collection company, from 2004 to June 2013, when that company merged with Encore Capital Group, Inc. He also served as a member of the board of directors of Investment Technology Group, Inc., a publicly-traded electronic trading resources company, from June 1994 to March 2008, Alpharma, Inc., a publicly-traded specialty pharmaceutical company, from May 2002 to May 2006, and as a member of the Board of Trustees of The American University in Washington, D.C. from 1985 to 2001, of which he served as Chairman from 1997 to 2001. From 1995 to 2000, Mr. Jacobs served in various senior roles at MasterCard International, including as Senior Executive Vice President. Before joining MasterCard International, Mr. Jacobs co-founded Financial Security Assurance Inc. (FSA), where he served as Chief Operating Officer. Mr. Jacobs has served as an operating partner of Corsair Capital LLC since 2018.  We believe Mr. Jacobs is well-qualified to serve on our board of directors based on his management experience and expertise in the payments and financial services industries.

Jeremy Schein has served as a director since the Business Combination. From its formation in September 2016 through the Business Combination, Mr. Schein served as a member of the board of directors of Hawk Parent.  Mr. Schein is a Managing Director of Corsair Capital LLC, which he joined in 2001 and where he serves as a member of its Investment Committee. Additionally, Mr. Schein has served as a director of NM Money Holdings Ltd., Personal Capital, Jackson Hewitt and Spring Venture Group, LLC since August 2012, October 2014, May 2018 and July 2018, respectively, all of which are portfolio companies of Corsair Capital LLC. We believe Mr. Schein is well-qualified to serve on our board of directors because of his experience in investing in the financial services sector as well as his overall financial and business expertise.

Richard E. Thornburgh has served as a director since the Business Combination. Since December 2011, Mr. Thornburgh has served as a director of S&P Global, Inc. (NYSE:  SPGI), a financial information and analytics company, where he serves as the Chair of the Financial Policy Committee and a member of the Executive and Audit Committees. Mr. Thornburgh also serves as the Chair of the board of directors of Jackson Hewitt Tax Service Inc., a company that provides assisted tax preparation services and related financial products and which is a portfolio company of Corsair Capital LLC. He has held this position since June 2018. He previously served as a director of Capstar Financial Holdings, Inc., a publicly-traded bank holding company, from December 2008 to December 2019, and Newstar Financial, a commercial financing company, from December 2006 until December 2017, both of which were portfolio companies of Corsair Capital, LLC during his service. In addition, from May 2006 to April 2018, Mr. Thornburgh served on the board of directors of Credit Suisse AG, a publicly traded global financial institution. He served as Vice Chairman of the board, chair of its risk committee, member of the audit and nominations and governance committees. From 1995 to 2005, he held a variety of executive and other board responsibilities at Credit Suisse Group AG, including Chief Financial Officer and Chief Risk Officer. Mr. Thornburgh was also the Chairman of the board of directors of Credit Suisse Holdings USA from December 2015 to April 2018. Mr. Thornburgh is a Senior Advisor and member of the investment committee of Corsair Capital LLC, which he joined in 2006. He also previously served a director of Reynolds America Inc. from December 2011 until December 2015.  We believe Mr. Thornburgh is well-qualified to serve on our board of directors because of his familiarity with the capital markets and strategic transactions obtained through executive-level positions in investment banking and private equity, as well as his extensive experience in the financial services industry.

Board Composition

Our business affairs are managed under the direction of our board of directors. Our board consists of nine members, seven of whom qualify as independent within the meaning of the independent director guidelines of the Nasdaq Stock Market (“Nasdaq”). Messrs. Morris and Alias are not considered independent.

Our board is divided into three staggered classes of directors. At each annual meeting of its stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:

•	the Class I directors are Messrs. Alias, Thornburgh and Garcia and their terms will expire at the annual meeting of stockholders to be held in 2020;

•	the Class II directors are Messrs. Hartheimer and Schein and Ms. Goebel and their terms will expire at the annual meeting of stockholders to be held in 2021; and

•	the Class III directors are Messrs. Jacobs, Kight and Morris and their terms will expire at the annual meeting of stockholders to be held in 2022.

Our certificate of incorporation provides that our board will consist of one or more members, and the number of directors may be increased or decreased from time to time by a resolution of our board provided that the number of directors constituting the whole board shall not be more than 15. Each director’s term will continue until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of our board may have the effect of delaying or preventing changes in control of us.

We previously entered into Stockholders Agreements with Thunder Bridge Acquisition LLC (the “Sponsor”), which agreement has since terminated pursuant to its terms , and Corsair and Messrs. Morris and Alias that provide or provided these parties with certain director nomination rights.  The Stockholders Agreements are described in Item 13 of Part III of this Annual Report on Form 10-K and such description is incorporated herein by reference.

Each of our officers serve at the discretion of our board and will hold office until his or her successor is duly appointed and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or officers.

Audit Committee

Our board of directors maintains a standing Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our audit committee are Paul R. Garcia, Maryann Goebel and Robert H. Hartheimer.  Robert H. Hartheimer serves as chairperson of the audit committee. Each of the members of our audit committee satisfy the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and rules of Nasdaq. Our board has also determined that Mr. Hartheimer qualifies as an “audit committee financial expert” as defined in the SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Policy Regarding Director Nominations

Our nominating and corporate governance committee utilizes a broad approach for identification of director nominees and may seek recommendations from our directors, officers or stockholders and/or engage a search firm. In evaluating and determining whether to ultimately recommend a person as a candidate for election as a director, the nominating and corporate governance committee evaluates all factors that it deems appropriate, including the number of current directors, the terms of the Stockholder Agreements, as well as the qualifications set forth in our Corporate Governance Guidelines. It also takes into account specific characteristics and expertise that it believes will enhance the diversity of knowledge, expertise, background and personal characteristics of our board of directors.

The nominating and corporate governance committee may engage a third party to conduct or assist with this evaluation. Ultimately, the nominating and corporate governance committee seeks to recommend to our board of directors those nominees whose specific qualities, experience and expertise will augment the current board of directors’ composition and whose past experience evidences that they will: (i) dedicate sufficient time, energy and attention to ensure the diligent performance of board duties; (ii) comply with the duties and responsibilities set forth in our Corporate Governance Guidelines and in our bylaws; (iii) comply with all duties of care, loyalty and confidentiality applicable to them as directors of publicly traded corporations organized in Delaware; and (iv) adhere to our Code of Ethics.

       The nominating and corporate governance committee will also consider recommendations of qualified nominees by stockholders on a substantially similar basis as it considers other nominees.  If any stockholder wishes to recommend candidates directly to our nominating and corporate governance committee, such stockholder may do so by sending an email communication to: corpsecretary@repay.com.

        In addition to the process described above, our bylaws permit stockholders to nominate directors for election at an annual meeting of stockholders. To nominate a director, the stockholder must meet certain deadlines established by our bylaws and provide certain information required by our bylaws.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of our Code of Ethics and committee charters are available to the public on our website at www.repay.com under the Investors section titled Corporate Governance. We intend to post any amendments to or any waivers from a provision of our Code of Ethics on our website.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Executive Compensation Table

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to our principal executive officer and two other most highly compensation persons serving as executive officers as of December 31, 2019 (the “named executive officers”) for all services rendered in all capacities to the Company, or any of our subsidiaries, for the last two completed fiscal years.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Stock awards ($)(3)	Option awards ($)	Non-equity incentive plan compensation ($)(4)	Nonqualified deferred compensation earnings ($)	All other compensation ($)(5)	Total ($)
John Morris	2019	355,000	1,675,432	8,682,199	-	177,500	-	14,200	10,904,331
Chief Executive Officer	2018	355,000	-	-	-	125,000	-	14,200	494,200
Shaler Alias	2019	305,000	936,367	3,472,880	-	152,500	-	12,200	4,878,946
President	2018	305,000	-	-	-	125,000	-	12,200	442,200
Tim Murphy	2019	275,000	1,183,840	5,209,319	-	206,250	-	11,000	6,885,409
Chief Financial Officer	2018	215,050	107,525	-	-	-	-	8,602	331,177

(1)Amounts reflect annual base salary paid for the fiscal year.

(2)For 2018, represents annual cash award under our Annual Cash Incentive Program.  For a discussion of the determination of these amounts, please see the section below entitled “— Narrative Disclosure to Summary Executive Compensation Table – Annual Cash Incentive Compensation Program.” For 2019, represents cash transaction bonuses paid in connection with the completion of the Business Combination.

(3)     Amounts shown are the aggregate grant date (July 11, 2019) fair value of awards computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in such valuation, see Note 2 to our audited financial statements for the fiscal year ended December 31, 2019, included in our Annual Report on Form 10-K.

(4)Represents annual performance-based cash incentives.  For a discussion of the determination of these amounts, please see the section below entitled “— Narrative Disclosure to Summary Compensation Table — Annual Cash Incentive Compensation Program.”

(5)Amounts reflect matching contributions made by the Company to each named executive officer’s 401(k) plan account.

Narrative Disclosure to Summary Executive Compensation Table

The following is a brief description of the compensation arrangements we have with each of our named executive officers and other compensation paid to our named executive officers.

Annual Cash Incentive Compensation Program

Fiscal 2018 Awards Program

As provided for in their employment agreements, the named executive officers have the opportunity to earn annual performance-based cash bonuses which are intended to compensate them for achieving both short-term company-wide and individual performance goals.

For fiscal 2018, Messrs. Morris and Alias were entitled under their employment agreements to:

(i)	a discretionary bonus of up to $25,000 and

(ii)	a performance-based bonus equal to the lesser of:

(a)	$125,000 and

(b)	The product of (x) the Company’s Adjusted EBITDA multiplied by (y) 0.0067, less $103,470.

For purposes of computing these performance-based annual bonuses, Adjusted EBITDA is calculated as described in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations— Non-GAAP Financial Measures” in Item 7 of our Annual Report on Form 10-K.

For fiscal 2018, Mr. Murphy was eligible for an annual cash bonus of 50% of his base salary.  The amount of Mr. Murphy’s bonus was determined by Hawk Parent’s board and the CEO based on the Company’s achievement of an Adjusted EBITDA target of $35.1 million for the year (50%), progress towards achievement of the Company’s strategic goals (25%) and achievement of Mr. Murphy’s personal performance goals (25%).

Notwithstanding the establishment of the performance components and the formula for determining the cash incentive award payment amounts as described above, we had the ability to exercise positive or negative discretion and award a greater or lesser amount to the named executive officers than the amount determined by the annual cash incentive award formula if, in the exercise of its business judgment, we determined that a greater or lesser amount was warranted under the circumstances.

Actual 2018 Awards

For fiscal 2018, our Adjusted EBITDA was $36.8 million.  Therefore, the product of (x) our Adjusted EBITDA multiplied by (y) 0.0067, less $103,470 was $143,090. Since this amount was more than $125,000, each of Messrs. Morris and Alias was paid an annual performance-based bonus of $125,000.

In fiscal 2018, Mr. Morris and Mr. Alias did not receive an additional discretionary bonus of up to $25,000 as contemplated by their employment agreements, but these amounts were considered when determining the amount of the transaction bonus to be awarded to each of Messrs. Morris and Alias upon the completion of the Business Combination.

Our fiscal 2018, Adjusted EBITDA of $36.8 million resulted in Mr. Murphy receiving the maximum allocation based on Adjusted EBITDA. In addition, Hawk Parent’s board and the CEO determined the Company’s strategic goals and Mr. Murphy’s personal goals were achieved.  Accordingly, Mr. Murphy received a bonus award of $107,500 for fiscal 2018.

In fiscal 2018, we did not award a greater or lesser amount to the named executive officers than the amount determined by the annual cash incentive award formula.

Fiscal 2019 Awards Program

For fiscal 2019, Messrs. Morris and Alias were entitled under their new employment agreements to an annual cash performance-based bonus with a target of 50% of base salary based on the achievement of certain performance objectives as determined by our board.  For fiscal 2019, Mr. Murphy was entitled under his new employment agreement to an annual cash performance-based bonus with a target of 75% of base salary based on the achievement of certain performance objectives as determined by our board.

For fiscal 2019, Hawk Parent’s board and the CEO determined the performance objectives to be based on our achievement of an Adjusted EBITDA target of $40.0 million (50%), achievement of personal and department performance goals tied to each of the named executive officer’s roles at the Company (25%) and Hawk Parent’s board’s and the CEO’s subjective assessment of personal effort and intrinsic value to the Company (25%).

Notwithstanding the establishment of the performance components and the formula for determining the cash incentive award payment amounts as described above, we had the ability to exercise positive or negative discretion and award a greater or lesser amount to the named executive officers than the amount determined by the annual cash incentive award formula if, in the exercise of its business judgment, we determined that a greater or lesser amount was warranted under the circumstances.

For purposes of computing these performance-based annual bonuses, Adjusted EBITDA is calculated as described in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations— Non-GAAP Financial Measures” in Item 7 of our Annual Report on Form 10-K.

Actual 2019 Awards

Adjusted EBITDA for the combined year ended December 31, 2019 was $48.4 million, which resulted in each of the named executive officers receiving the maximum allocation based on Adjusted EBITDA. Our compensation committee determined that Messrs. Morris, Alias and Murphy each achieved 100% of their respective personal and departmental goals, as well as 100% of the amounts allocated to subjective assessment of personal effort and intrinsic value to the Company.  Accordingly, each of Messrs. Morris, Alias and Murphy received performance-based cash bonuses in the following amounts: (i) Mr. Morris received an aggregate cash bonus totaling $177,500; (ii) Mr. Alias received an aggregate cash bonus totaling $152,500; and (iii) Mr. Murphy received an aggregate cash bonus totaling $206,250.

In fiscal 2019, we did not award a greater or lesser amount to the named executive officers than the amount determined by the annual cash incentive award formula.

Transaction Bonuses

During fiscal 2019, in addition to the annual cash incentive program, Messrs. Morris, Alias and Murphy received cash bonuses in connection with the closing of the Business Combination in the following amounts:  (i) Mr. Morris received an aggregate cash bonus totaling $1,675,432; (ii) Mr. Alias received an aggregate cash bonus totaling $936,367; and (iii) Mr. Murphy received an aggregate cash bonus totaling $1,183,840.  These transaction bonuses reduced the amount of merger consideration otherwise payable to the equityholders of Hawk Parent pursuant to the Merger Agreement.

Employment Agreements

The employment arrangements we have with our named executive officers set forth in the Summary Compensation Table are summarized below.

Mr. Morris

On July 22, 2016, we (through our subsidiaries) entered into an employment agreement (“Mr. Morris’ Prior Employment Agreement”) with Mr. Morris, which set forth the terms and conditions of his services as Chief Executive Officer. Mr. Morris’ Prior Employment Agreement had an initial five-year term and automatically renewed for successive one-year periods unless either the Company or Mr. Morris gave written notice to the other at least ninety (90) days prior to the end of the applicable term.

Under the terms of Mr. Morris’ Prior Employment Agreement, he was entitled to receive an annual base salary of at least $355,000 and an annual discretionary cash bonus of up to $25,000 for fiscal year 2018 based on the achievement of certain strategic goals. Mr. Morris was also entitled to an annual cash performance-based bonus for fiscal year 2018 in an amount between $0 and $125,000 based on Adjusted EBITDA. For fiscal year 2018, such EBITDA Bonus was the lesser of either (a) $125,000 or (b) the product of (x) the Company’s Adjusted EBITDA multiplied by (y) 0.0067, less $103,470. Mr. Morris was eligible for employee benefits under our policies.

In connection with the Business Combination, we (through our subsidiaries) entered into a new employment agreement with Mr. Morris, dated January 21, 2019 (“Mr. Morris’ New Employment Agreement”), which sets forth the terms and conditions of his service as Chief Executive Officer. Mr. Morris’ New Employment Agreement has an initial three-year term and automatically renews thereafter for successive one-year periods unless either party gives written notice to the other at least ninety (90) days prior to the end of the applicable term.

Under the terms of Mr. Morris’ New Employment Agreement, he is entitled to receive an annual base salary of at least $355,000. Mr. Morris is eligible for an annual cash performance-based bonus with a target amount of 50% of his base salary based on the achievement of certain performance objectives as established by our board of directors. Mr. Morris is eligible to participate in our employee benefit plans.

Mr. Morris’s New Employment Agreement also provides for severance benefits in the event of a termination of his employment by us without “Cause” (as defined in the agreement) or a non-renewal of the employment term by us or by Mr.

Morris for “Good Reason,” (as defined in the agreement), including payment of an amount equal to the sum of his base salary and target annual bonus for each fiscal year during the 18-month period following his termination, vesting of time-based equity awards that would have vested during such 18-month period if Mr. Morris had remained employed and continued eligibility to vest in performance-based equity awards during such 18-month period subject to achievement of performance objectives. If such termination occurs within 24 months following or prior to and in anticipation of a change in control, the applicable period is 30 months following termination of employment. Mr. Morris’s New Employment Agreement also contains certain restrictive covenants, including non-competition and non-solicitation covenants.

Mr. Alias

On July 22, 2016 we (through our subsidiaries) entered into an employment agreement with Mr. Alias (“Mr. Alias’ Prior Employment Agreement”), which set forth the terms and conditions of his service as President and Secretary. The employment agreement had an initial five-year term and automatically renewed thereafter for successive one-year periods unless either the Company or Mr. Alias gave written notice to the other at least ninety (90) days prior to the end of the applicable term.

Under the terms of Mr. Alias’ Prior Employment Agreement, he was entitled to receive an annual base salary of at least $305,000 and an annual discretionary cash bonus of up to $25,000 for fiscal year 2018, based on the achievement of certain strategic goals. Mr. Alias was also entitled to an annual cash performance-based bonus for fiscal year 2018 in an amount between $0 and $125,000 based on Adjusted EBITDA. For fiscal year 2018, such bonus was the lesser of either (a) $125,000 or (b) the product of (x) the Company’s Adjusted EBITDA multiplied by (y) 0.0067, less $103,470. Mr. Alias was eligible for employee benefits under our policies.

In connection with the Business Combination, we (through our subsidiaries) entered into an employment agreement with Mr. Alias, dated January 21, 2019 (“Mr. Alias’ New Employment Agreement”), which sets forth the terms and conditions of his service as President. Mr. Alias’ New Employment Agreement has an initial three-year term and automatically renews thereafter for successive one-year periods unless either party gives written notice to the other at least ninety (90) days prior to the end of the applicable term.

Under the terms of Mr. Alias’s New Employment Agreement, he is entitled to receive an annual base salary of at least $305,000. Mr. Alias is eligible for an annual cash performance-based bonus with a target amount of 50% of his base salary based on the achievement of certain performance objectives as established by our board of directors. Mr. Alias is eligible to participate in our employee benefit plans.

Mr. Alias’s New Employment Agreement also provides for severance benefits in the event of a termination of his employment by us without “Cause” (as defined in the agreement) or a non-renewal of the employment term by us or by Mr. Alias for “Good Reason,” (as defined in the agreement), including payment of an amount equal to the sum of his base salary and target annual bonus for each fiscal year during the 18-month period following his termination, vesting of time-based equity awards that would have vested during such 18-month period if Mr. Alias had remained employed and continued eligibility to vest in performance-based equity awards during such 18-month period subject to achievement of performance objectives. If such termination occurs within 24 months following or prior to and in anticipation of a change in control, the applicable period is 30 months following termination of employment. Mr. Alias’s New Employment Agreement also contains certain restrictive covenants, including non-competition and non-solicitation covenants.

Mr. Murphy

On July 22, 2016, we (through our subsidiaries) entered into an employment agreement with Mr. Murphy (“Mr. Murphy’s Prior Employment Agreement”), which set forth the terms and conditions of his service as Chief Financial Officer. Mr. Murphy’s Prior Employment Agreement had an initial five-year term and automatically renewed thereafter for successive one-year periods unless either the Company or Mr. Murphy gave written notice to the other at least ninety (90) days prior to the end of the applicable term.

Under the terms of Mr. Murphy’s Prior Employment Agreement, he was entitled to receive an annual base salary of at least $170,000. Mr. Murphy was eligible for a cash bonus with a target amount of 50% of his base salary based on the attainment of certain performance criteria as established by the Company’s board of directors. Mr. Murphy was eligible to participate in our employee benefit plans.

In connection with the Business Combination, we (through our subsidiaries) entered into a new employment agreement with Mr. Murphy, dated January 21, 2019 (“Mr. Murphy’s New Employment Agreement”), which sets forth the terms and conditions of his service as Chief Financial Officer. Mr. Murphy’s New Employment Agreement has an initial three-year term and automatically renews thereafter for successive one-year periods unless either party gives written notice to the other at least ninety (90) days prior to the end of the applicable term.

Under the terms of Mr. Murphy’s New Employment Agreement, he is entitled to receive an annual base salary of at least $275,000. Mr. Murphy is eligible for an annual cash performance-based bonus with a target amount of 75% of his base salary based on the achievement of certain performance objectives as established by our board of directors. Mr. Murphy is eligible to participate in our employee benefit plans.

Mr. Murphy’s New Employment Agreement also provides for severance benefits in the event of a termination of his employment by us without “Cause” (as defined in the agreement) or a non-renewal of the employment term by us or by Mr. Murphy for “Good Reason,” (as defined in the agreement), including payment of an amount equal to the sum of his base salary and target annual bonus for each fiscal year during the 18-month period following his termination, vesting of time-based equity awards that would have vested during such 18-month period if Mr. Murphy had remained employed and continued eligibility to vest in performance-based equity awards during such 18-month period subject to achievement of performance objectives. If such termination occurs within 24 months following or prior to and in anticipation of a change in control, the applicable period is 30 months following termination of employment. Mr. Murphy’s New Employment Agreement also contains certain restrictive covenants, including non-competition and non-solicitation covenants.

Equity-based Compensation

No equity-based compensation was awarded in fiscal 2018.

As contemplated under the terms of their new employment agreements, Messrs. Morris, Alias and Murphy were granted restricted stock awards of Repay in connection with the closing of the Business Combination in the amounts of 732,675, 293,070 and 439,605 shares, respectively.  50% of such awards are subject to time-based vesting and the remaining 50% are subject to performance-based vesting, in each case subject to the executive’s continued employment on the applicable vesting date.  The time-based awards vest 25% on the first anniversary of the grant date and then 2.08 1/3% monthly thereafter such that 100% of the time-based shares are vested by the fourth anniversary of the grant date.  50% of the performance-based awards vest upon the attainment of an average share price of $12.50 and the remaining 50% of such performance-based awards vest upon the attainment of an average share price of $14.00, in each case as determined based on the volume weighted trading price of such shares over any 20 trading days within any consecutive 30 trading days. All of such performance-based restricted stock awards vested during fiscal 2019. Notwithstanding the foregoing, all these restricted shares shall automatically accelerate upon a change in control (as defined in the award agreement), subject to the executive’s continued employment on the date of the change in control.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

	Option Awards					Stock Awards
Name	Number of Securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price (#)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested(1) (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested(2) (#)
John Morris	-	-	-					366,338	5,366,852
Shaler Alias	-	-	-					146,535	2,146,738
Tim Murphy	-	-	-					219,803	3,220,114

(1)            These represent time-based restricted stock awards of our Class A common Stock granted on July 11, 2019, which vest 25% on the first anniversary of the grant date and then 2.08 1/3% monthly thereafter such that 100% of the time-based shares are vested by the fourth anniversary of the grant date.

Notwithstanding the foregoing, all the restricted shares shall automatically accelerate upon a change in control (as defined in the award agreement), subject to the executive’s continued employment on the date of the change in control.

(2)             The aggregate dollar value of the restricted stock is based on $14.65 per share of Class A common stock on December 31, 2019.

Retirement Plans

We have established a qualified retirement plan under Section 401(k) of the Internal Revenue Code.  The plan covers all employees, including our named executive officers.  The plan provides for matching contributions of 100% of participant deferrals up to 3% of compensation and 50% of participant deferrals from 3% to 5% of compensation, with a maximum annual employer contribution of 4% of a participant’s compensation.  The matching contribution formula is applied on a payroll to payroll basis.

Potential Payments Upon Termination or Change-In-Control

Pursuant to the terms of the new employment agreements for Messrs. Morris, Alias and Murphy, in the event of a termination of the executive’s employment by us without “Cause” (as defined in the agreements), by the executive for “Good Reason,” (as defined in the agreements), or a non-renewal by us, the executive is entitled to receive the following payments and benefits:

•	An amount equal to the sum of base salary and target annual bonus for each fiscal year during the Severance Period (as defined below), payable in installments;

•	Immediate vesting of all time-based equity awards that would have vested through the Severance Period;

•	All performance-based equity awards remain outstanding and eligible to vest based on achievement of performance objectives through the Severance Period; and

•	Outstanding stock options remain outstanding until the earlier of (i) the expiration of the Severance Period and (ii) the original expiration of the stock option.

The severance period is 18 months; provided that in the event such termination is on or within 24 months following a change in control or prior to and in anticipation of a change in control, the severance period is 30 months (such applicable period, the “Severance Period”).  Such severance payments and benefits are subject to execution and non-revocation of a release of claims.

Pursuant to the terms of the new employment agreements, in the event of a termination due to death or incapacity, Messrs. Morris, Alias and Murphy are entitled to the annual bonus that would have been paid had the executive remained employed until the end of the applicable bonus period.

In the event of any termination of employment, Messrs. Morris, Alias and Murphy are entitled to a lump sum equal to (i) any earned but unpaid base salary, (ii) any earned but unpaid annual bonus, (iii) any unreimbursed business expenses and (iv) vested and accrued employee benefits, if any, to which the executive is entitled under employee benefit plans.

Director Compensation Table

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to each director for all services rendered in all capacities to our company, or any of its subsidiaries, for the last fiscal year.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)(2)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation on earnings ($)	All other compensation ($)	Total ($)
Peter Kight	21,250	170,000	-	-	-	-	191,250
Paul Garcia	21,250	170,000	-	-	-	-	191,250
Maryann Goebel	21,250	170,000	-	-	-	-	191,250
Robert Hartheimer	25,000	170,000	-	-	-	-	195,000
William Jacobs	25,000	170,000	-	-	-	-	195,000
Jeremy Schein	17,500	170,000	-	-	-	-	187,500
Richard Thornburgh	18,750	170,000	-	-	-	-	188,750

(1)             The aggregate dollar value of the restricted stock units is based on $13.66 per share of Class A common stock on September 20, 2019.

(2)The aggregate number of stock awards outstanding for each director as of December 31, 2019 is 2,445.

Narrative Disclosure to Director Compensation Table

Prior to the consummation of the Business Combination, we did not maintain a compensation policy for our directors, and we did not pay any compensation to our directions.  Following the Business Combination, we adopted a non-employee director compensation policy.  Under such policy, we compensate our non-employee directors with a combination of cash and equity in the form of restricted stock units.  In addition, we reimburse directors for their reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings.

Annual Cash Retainer

Under the non-employee director compensation policy, non-employee directors are entitled to an annual cash retainer of $30,000, which is paid quarterly in arrears on October 1, January 1, April 1 and July 1 of each year.  For fiscal 2019, each non-employee director received an annual cash retainer of $7,500 on October 1.

Annual Equity Award

An annual equity award is awarded to incumbent directors who are nominated for re-election at the next stockholders’ meeting in the form of restricted stock units, calculated based on the closing price on the grant date (or the most recent trading day if such date is not a trading day) and rounded down to the nearest whole unit.  Restricted stock units vest on the earlier of (x) the first anniversary of the date of grant and (y) the next regularly scheduled annual shareholder meeting occurring in the year following the year of the date of grant.  Vesting also accelerates upon a change of control or termination from service as a result of the director’s death or disability.  Vested restricted stock units are settled on the earlier of (x) the date the director undergoes a “separation from service” as defined in Section 409A of the Internal Revenue Code and (y) a change of control.  For fiscal 2019, each director received an award of $170,000 in restricted stock units.

Committee and Committee Chair Fees

The non-employee director compensation policy also provides that non-employee directors serving as an audit committee member will receive an additional $7,500 cash payment annually.  Directors serving as committee members of another committee (other than the audit committee) will receive an additional $5,000 cash payment annually.  Such payments are made quarterly in arrears on October 1, January 1, April 1 and July 1 of each year.

Directors serving as committee chairpersons will receive additional cash compensation.  The non-employee director compensation policy entitles the audit committee chairperson to $20,000, the compensation committee chairperson to $15,000 and all other committee chairpersons (other than audit and compensation) to $10,000 (in each case, on an annual basis).  Such payments are made quarterly in arrears on October 1, January 1, April 1 and July 1 of each year.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are Paul R. Garcia, William Jacobs and Jeremy Schein.

None of our executive officers currently serve, and in the past year has not served, (i) as a member of the compensation committee or the board of directors of another entity, one of whose executive officers served on our compensation committee, (ii) as a director of another entity, one of whose executive officers served on our compensation committee, or (iii) as a member of the compensation committee of another entity, one of whose officers served on our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

We maintain the Repay Holdings Corporation Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which we may grant awards of restricted stock, restricted stock units, stock options, stock appreciation rights and dividend equivalent rights.  The Incentive Plan was approved by our stockholders in connection with the Business Combination.

The following table includes information with respect to the Incentive Plan as of December 31, 2019.  All outstanding awards relate to our Class A common stock.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	1,818,675(1)	N/A	4,372,762
Equity Compensation plans not approved by security holders	—	—	—
Total	1,818,675(1)	N/A	4,372,762

__________________________

(1)

Represents shares of unvested restricted stock and restricted stock units outstanding under the Incentive Plan.  Does not include shares of Class A common stock with respected to previously granted awards of restricted stock that were vested as of December 31, 2019.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Class A common stock, our Class V common stock and the “Post-Merger Repay Units” as of April 9, 2020.  The Post-Merger Repay Units are defined and described in Item 13 of Part III of this Annual Report on Form 10-K and such description is incorporated herein by reference.

The information is provided with respect to (1) each person who is known by us to own beneficially more than 5% of the outstanding shares of our Class A common stock, (2) each of our directors, (3) each of our named executive officers and (4) all of our directors and executive officers, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, which generally deem a person to beneficially own any shares of our Class A common stock the person has or shares voting or dispositive power over and any additional shares obtainable within 60 days through the exercise of options, warrants or other purchase rights. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. Percentage of beneficial ownership is based on 40,391,264 shares of our Class A Common Stock and 29,505,623 Post-Merger Repay Units outstanding on April 9, 2020.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. No director or executive officer has pledged any of the shares or units disclosed below. Unless otherwise noted, the business address of each of the following entities or individuals is 3 West Paces Ferry Road, Suite 200, Atlanta, Georgia 30305.

Name	Class A common stock(1)	% of Class	Class V common stock / Post-Merger Repay Units(2)	% of Class	Voting Power %(3)
Directors and Named Executive Officers:
John Morris(4)	845,312	2.1%	3,658,529	12.4%	6.4%
Shaler Alias(5)	315,979	*	3,318,073	11.2%	5.2%
Timothy Murphy(6)	401,914	1.0%	463,965	1.6%	1.2%
Paul R. Garcia	65,800	*	-	-	*
Maryann Goebel	-	-	-	-	-
Robert H. Hartheimer	70,169	*	-	-	*
William Jacobs(7)	-	-	225,202	*	*
Peter J. Kight	1,302,956	3.2%	-	-	1.9%
Jeremy Schein(8)	-	-	-	-	-
Richard E. Thornburgh(9)	16,600	*	-	-	*
All Directors and Executive Officers as a Group	4,149,556	10.3%	8,460,884	28.7%	18.0%
5% Stockholders
CC Payment Holdings, L.L.C.(10)	-	-	19,564,816	66.3%	28.0%
Neuberger Berman Group(11)	4,004,058	9.9%	-	-	5.7%
Baron Small Cap Fund(12)	3,500,000	8.7%	-	-	5.0%
Monroe Capital Management Advisors, LLC(13)	2,500,000	6.2%	-	-	3.6%
Westwood Management Corp.(14)	2,171,257	5.4%	-	-	3.1%

__________________________

*	less than one percent.
(1)

Interests shown consist solely of Class A common stock and does not reflect the ownership of the Post-Merger Repay Units or the Class A common stock exchangeable therefore pursuant to the Exchange Agreement (described in Item 13 of Part III of this Annual Report on Form 10-K). Subject to the terms of the Exchange Agreement and the Hawk Parent Limited Liability Company Agreement, each holder of a Post-Merger Repay Unit, subject to certain limitations, has the right to cause Hawk Parent to acquire all or a portion of its Post-Merger Repay Units for shares of our Class A common stock at an initial exchange ratio of one share of Class A common stock for each Post-Merger Repay Unit exchanged (subject to adjustments for any subdivisions or combination of the Post-Merger Repay Units that is not accompanied by an identical subdivision or combination of our Class A common stock or, by any such subdivision or combination of our Class A common stock that is not accompanied by an identical subdivision or combination of the Post-Merger Repay Unit).  In connection with such exchange, the corresponding number of shares of Post-Merger Repay Units will be cancelled. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of a security as to which that person, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power of such security and as to which that person has the right to acquire beneficial ownership of such security within 60 days. The Company has the option to deliver cash in lieu of shares of Class A common stock upon exercise by such holder of its exchange right. As a result, beneficial ownership of Class V common stock and Post-Merger Repay Units is not reflected as beneficial ownership of shares of our Class A common stock for which such Post-Merger Repay Units may be exchanged.

(2)

Each holder of Post-Merger Repay Units also holds one share of Class V common stock and is entitled to a number of votes that is equal to the product of (i) the total number of Post-Merger Repay Units held by such holder multiplied by (ii) the exchange ratio between the Post-Merger Repay Units and Class A common stock, which will initially be one-for-one. Subject to the terms of the Exchange Agreement, the Post-Merger Repay Units are initially exchangeable for shares of Class A common stock.

(3)	Represents percentage of voting power of our Class A common stock and Class V common stock voting together as a single class.
(4)

Represents securities held of record by (i) John Morris, individually, (ii) the 2018 JAM Family Charitable Trust dated March 1, 2018 (the “JAM Family Charitable Trust”) and (iii) JOSEH Holdings, LLC (together with the JAM Family Charitable Trust, the “Morris Entities”). John Morris owns all of the voting ownership interests of JOSEH Holdings, LLC and serves as the sole member of its board of managers. John Morris is the sole trustee of the JAM Family Charitable Trust. Mr. Morris has voting and investment power over the securities held by the Morris Entities. Mr. Morris has sole voting power over 4,503,841 shares and sole dispositive power over 4,024,866 shares. The number of shares of Class A common stock beneficially owned by Mr. Morris includes 478,975 shares of restricted Class

A common stock that remain subject to time-based vesting. JOSEH Holdings has sole voting and dispositive power over 3,149,397 shares. Mr. Morris is an officer and director of the Company.
(5)

Represents securities held of record by (i) Shaler Alias, individually, and (ii) Alias Holdings, LLC (“Alias Holdings”). Shaler Alias owns all of the voting ownership interests of Alias Holdings. He also serves as the sole member of its board of managers. Mr. Alias has voting and investment power over the securities held by Alias Holdings. Mr. Alias has sole voting power over 3,634,052 shares and sole dispositive power over 3,464,608 shares. The number of shares of Class A common stock beneficially owned by Mr. Alias includes 169,444 shares of restricted Class A common stock that remain subject to vesting. Alias Holdings has sole voting and dispositive power over 3,172,988 shares. Mr. Alias is an officer and director of the Company.

(6)

Represents securities held of record by (i) Timothy Murphy, individually, and (ii) The Murphy Family Irrevocable Trust u/a/d December 31, 2018 (the “Murphy Trust”). Timothy Murphy is the investment adviser of the Murphy Trust.  Mr. Murphy has voting and investment power over the securities held by the Murphy Trust. Mr. Murphy has sole voting power over 865,879 shares and sole dispositive power over 609,715 shares. The number of shares of Class A common stock beneficially owned by Mr. Murphy includes 256,164 shares of restricted Class A common stock that remain subject to vesting. The Murphy Trust has sole voting and dispositive power over 463,965 shares. Mr. Murphy is an officer of the Company.

(7)	Excludes shares listed in footnote 10 below. Mr. Jacobs is an Operating Partner of Corsair Capital LLC.
(8)	Excludes shares listed in footnote 10 below. Mr. Schein is a Partner of Corsair Capital LLC.
(9)	Excludes shares listed in footnote 10 below. Mr. Thornburgh is a Senior Adviser of Corsair Capital LLC.
(10)

Based solely on information obtained from Amendment No. 2 to Schedule 13D filed with the SEC on January 3, 2020, and represents securities held of record by CC Payment Holdings, L.L.C. (the “Payment Holdings LLC”). Corsair Capital LLC is the general partner of (a) Corsair IV Management AIV, L.P. (“Corsair IV AIV”), which is the general partner of Corsair IV Payment Holdings Partners, L.P. (which holds all of the limited liability company interests of the Payment Holdings LLC), and (b) Corsair IV Management L.P. (“Corsair IV”), which is (i) the managing member of the Payment Holdings LLC, and (ii) the general partner of Corsair IV Payment Holdings Investors, L.P. (the majority limited partner of Corsair IV Payment Holdings Partners, L.P.) (collectively, the “Corsair Entities”). As such, each of the Corsair Entities may be deemed to have beneficial ownership of the securities held by Payment Holdings LLC. The Corsair Entities have shared voting power and dispositive power over the shares. The principal business address for each of the entities and the persons identified in this paragraph is c/o Corsair Capital, 717 Fifth Avenue, 24th Floor, New York, NY 10022.

(11)

Based solely on information obtained from Amendment No. 2 to Schedule 13G filed with the SEC on March 10, 2020 by Neuberger Berman Group LLC and represents securities held of record by (i) Neuberger Berman Group LLC, (ii) Neuberger Berman Investment Advisers LLC, (iii) Neuberger Berman Alternative Funds, (iv) Neuberger Berman Long Short Fund and (v) Neuberger Berman Equity Funds (the “Neuberger Entities”).  Neuberger Berman Group LLC and its affiliates may be deemed to be beneficial owners of securities for purposes of Exchange Act Rule 13d-3 because they or certain affiliated persons have shared power to retain, dispose of or vote the securities of unrelated clients.  Neuberger Berman Group LLC and Neuberger Berman Investment Advisers LLC have shared voting power with respect to 3,998,172 shares and shared power to dispose of 4,004,058 shares.  Neuberger Berman Alternative Funds and Neuberger Berman Long Short Fund have shared voting and dispositive power for 2,091,758 shares.  Neuberger Berman Equity Funds has shared voting power and dispositive power over 1,065,327 shares. The primary business address of the Neuberger Entities is 1290 Avenue of the Americas, New York, NY 10104.

(12)

Based solely on information contained in the Schedule 13G filed with the SEC on February 18, 2020, and represents securities held of record by BAMCO Inc., Baron Capital Group, Inc. and Ronald Baron, who have shared voting power and shared dispositive power over the shares.  BAMCO Inc. (“BAMCO”) and Baron Capital Management, Inc. (“BCM”) are subsidiaries of Baron Capital Group, Inc. (“BCG”) and Ronald Baron owns a controlling interest in BCG.  The principal business address for each of the entities and persons identified in this paragraph is 767 Fifth Avenue, 49th Floor, New York, NY 10153.

(13)

Based solely on information contained in the Schedule 13G filed with the SEC on July 22, 2019, and does not include the 976,116 shares listed in the Prospectus Supplement filed with the SEC on November 19, 2019 by Repay.  Monroe Capital Management Advisors, LLC (“MCMA”) is investment advisor of (i) Monroe Capital Private Credit Fund II LP (“Credit Fund II”); (ii) Monroe Capital Private Credit Fund II (Unleveraged) LP (“Unleveraged Credit Fund II”); (iii) Monroe Capital Private Credit Fund II-O (Unleveraged Offshore) LP (“Unleveraged Offshore Credit Fund II”); (iv) Monroe Capital Private Credit Fund III LP (“Credit Fund III”); (v) Monroe Capital Private Credit Fund III (Unleveraged) LP (“Unleveraged Credit Fund III”); (vi) Monroe Capital Fund SV S.a.r.l. - Fund III (Unleveraged) Compartment (“Unleveraged Offshore Credit Fund III”); (vii) Monroe Capital Private Credit Fund III (Lux) Financing Holdco LP (“Lux Credit Fund III”); (viii) Monroe Private Credit Fund A LP (“Credit Fund A” and, collectively with Credit Fund II, Unleveraged Credit Fund II, Unleveraged Offshore Credit Fund II, Credit Fund III, Unleveraged Credit Fund III, Unleveraged Offshore Credit Fund III and Lux Credit Fund III, the “Monroe Funds”). Based solely on information contained in the Schedule 13G filed with the SEC on July 11, 2019, (i) Credit Fund II had shared voting and dispositive power over 387,038 shares, (ii) Unleveraged Credit Fund II had shared voting and dispositive power over 52,597 shares, (iii) Unleveraged Offshore Credit Fund II had shared voting and dispositive power over 60,365 shares, (iv) Credit Fund III had shared voting and dispositive power over 668,925 shares, (v) Unleveraged Credit Fund III had shared voting and dispositive power over 158,925 shares, (vi) Unleveraged Offshore Credit Fund III had shared voting and dispositive power over 156,237 shares, (vii) Lux Credit Fund III had shared voting and dispositive power over 265,913 shares and (viii) Credit Fund A had shared voting and dispositive power over 750,000 shares. As the investment of each of the Monroe Funds, MCMA may be deemed to beneficially own the shares of Class A common stock directly owned by the Monroe Funds and has shared voting and dispositive power over the shares. Mr. Theodore Koenig has voting and dispositive power over any such shares due to his ownership interests in MCMA. Mr. Koenig disclaims beneficial ownership over any shares of Class A common stock held by the Monroe Funds and MCMA. The principal business address of Monroe Capital Management Advisors, LLC is 311 South Wacker Drive, Suite 6400, Chicago, IL 60606.

(14)

Based solely on information contained in the Schedule 13G filed with the SEC on February 14, 2020 by Westwood Management Corp. (“Westwood”).  Westwood has sole voting power and sole dispositive power with respect to the shares.  The principal business address for Westwood is 200 Crescent Court, Suite 1200, Dallas, TX 75201.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Party Transactions

Thunder Bridge Related Person Transactions

Founder Shares

Thunder Bridge Acquisition LLC (the “Sponsor”) held an aggregate of 6,450,000 shares of Thunder Bridge’s Class B ordinary shares prior to the Business Combination. Of those shares (sometimes referred to as “Founder Shares”), 2,335,000 were forfeited in connection with the closing (the “Closing”) of the Business Combination, as described below. In connection with the Business Combination, each of the issued and outstanding Founder Shares were converted into shares of Class A common stock.

Forward Contract

In connection with its initial public offering, Thunder Bridge entered into a Contingent Forward Purchase Contract (“Forward Contract”) with Monroe Capital, LLC (“Monroe Capital”), a member of the Sponsor, granting Monroe Capital the right to purchase, at its option exercised by consenting to Thunder Bridge’s initial business combination, 5,000,000 units of Thunder Bridge at $10.00 per unit, for aggregate gross proceeds of $50,000,000 in a private placement to occur concurrently with the completion of Thunder Bridge’s initial business combination. The Forward Contract also provided that, if Monroe Capital consented to a business combination, Monroe Capital would obtain a right of first refusal to participate in up-to 51% of any debt financing in such initial business combination and to act as lead arranger and agent in the debt financing.

On January 21, 2019, Monroe Capital, the Sponsor and Thunder Bridge executed a letter agreement relating to the Forward Contract pursuant to which Monroe Capital consented to the Business Combination. However, in order to facilitate the certain debt financing arrangements in connection with the Business Combination,  Monroe agreed to waive its right of first refusal on debt financings of the Company in connection with the Transactions and both the Company and Monroe agreed that Monroe would not purchase any Units under the Forward Contract.

Insider Letter Agreement

Thunder Bridge also entered into a letter agreement with the Sponsor and its directors and officers (including Robert H. Hartheimer and Peter J. Kight), dated June 18, 2018 (the “Insider Letter Agreement”), containing provisions relating to lock-up restrictions applicable to the Founder Shares and other matters, including but not limited to, those relating to the trust account of Thunder Bridge and waiver of redemption rights. Pursuant to the Insider Letter Agreement, 4,115,000 shares held by the Sponsor were subject to lock-up restrictions until the earlier of (A) one year after the Closing of the Business Combination or (B) subsequent to the Business Combination, (x) if the last sale price of the shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing of the Business Combination or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property. On January 7, 2020, the lock-up restrictions expired because the closing price of our Class A common stock exceeded $12.00 per share for at least 20 trading days within the prescribed 30-trading day period.

Administrative Services Agreement and Related Matters

Thunder Bridge entered into an Administrative Services Agreement with First Capital Group, LLC, an affiliate of the Sponsor, pursuant to which Thunder Bridge agreed to pay a total of $10,000 per month for office space, administrative and support services to such affiliate.  Upon completion of the Business Combination, Thunder Bridge ceased paying these monthly fees.  Accordingly, the Sponsor’s affiliate was paid a total of $70,000 ($10,000 per month) for office space, administrative and support services and reimbursement for out-of-pocket expenses during the year ended December 31, 2019.

The Sponsor, its officers and directors, or any of their respective affiliates, were entitled to reimbursement for any out-of-pocket expenses incurred in connection with activities on behalf of Thunder Bridge, such as identifying potential target businesses and performing due diligence on suitable business combinations. The audit committee of Thunder Bridge reviewed on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and determined which expenses and the amount of expenses that will be reimbursed. There was no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of Thunder Bridge; however, the amount of fees that Thunder Bridge was allowed to incur in connection with the Business Combination was capped at $1,500,000 under the Merger Agreement, unless such cap was waived or increased by Hawk Parent (however, see “Sponsor Letter Agreement” below for additional provisions regarding Thunder Bridge’s expenses and obligations).

Promissory Note

On April 15, 2019, Thunder Bridge executed a promissory note with the Sponsor, whereby Thunder Bridge may borrow up to $600,000.  The note was non-interest bearing and matured on the date of the consummation of the Business Combination.  All advances under the note were at the discretion of the Sponsor.

Registration Rights Agreement

Thunder Bridge entered into a registration rights agreement with respect to the Founder Shares, the warrants sold in a private placement prior to the Business Combination (the “Private Warrants”) and warrants issued upon conversion of working capital loans (if any).  At the completion of the Business Combination, Thunder Bridge entered into an amendment to this agreement to cover the shares of Class A common stock of the Company owned by the parties thereto or issuable in exchange for warrants owned by the parties as registrable securities thereunder. Additionally, the amendment changed the registration rights so that they rank pari passu with the registration rights of the parties under the Repay Unitholders Registration Rights Agreement described below.

Sponsor Letter Agreement

Simultaneously with the execution of the Merger Agreement, the Sponsor entered into a letter agreement with Thunder Bridge and Hawk Parent (as amended, the “Sponsor Letter Agreement”), pursuant to which the Sponsor, at the Closing (i) forfeited 2,335,000 of its Founder Shares for cancellation and (ii) deposited with an escrow agent 2,965,000 of the shares of Class A common stock of the Company to be received in the Domestication to be held in escrow (such shares, the “Escrow Shares”), along with any earnings or proceeds thereon. The Sponsor Letter Agreement provided that fifty percent of the Escrow Shares would vest and be released from escrow to the Sponsor (along with any related earnings and proceeds) if at any time prior to the seventh anniversary of the Closing the closing price of shares of Class A common stock (or any successor equity security) on the principal exchange on which such securities are then listed or quoted have been at or above $11.50 for 20 trading days over a 30 trading day period (subject to equitable adjustment for stock splits, stock dividends, reorganizations or extra ordinary dividends), which escrow release criteria was achieved as of August 14, 2019. The Sponsor Letter Agreement further provided that 100% of the Escrow Shares would vest and be released from escrow to the Sponsor (along with any related earnings and proceeds) if at any time prior to the seventh anniversary of the Closing the closing price of shares of Class A common stock (or any successor equity security) on the principal exchange on which such securities are then listed or quoted have been at or above $12.50 for 20 trading days over a 30 trading day period (subject to equitable adjustment for stock splits, stock dividends, reorganizations or extra ordinary dividends), which escrow release criteria was achieved as of September 30, 2019.

The Sponsor Letter Agreement also provides that in the event that Thunder Bridge’s unpaid expenses and obligations as of the Closing are greater than $21.75 million, then the Sponsor will forfeit a number of Escrow Shares equal in value to the excess of such expenses and obligations over such cap, with each Escrow Share valued at the price per share paid to each Thunder Bridge shareholder who elected to redeem its shares in connection with the Business Combination. The aggregate unpaid expenses and obligations of Thunder Bridge as of the Closing were approximately $20,070,000.  Accordingly, no Escrow Shares were forfeited.

Pursuant to the Sponsor Letter Agreement, the parties thereto consented to the Sponsor transferring 8,000,000 of its Private Warrants to certain of the PIPE Investors (as defined below) pursuant to the Lock-up Agreement (as defined below), and delivered to Thunder Bridge for cancellation its remaining Private Warrants after giving effect to such transfer, and the

Sponsor waived with respect to its Private Warrants any rights that it might otherwise have to receive a $1.50 cash payment for each of its Private Warrants.

Subscription Agreements; Lock-up Agreements

On May 9, 2019, Thunder Bridge entered into the Subscription Agreements (each, a “Subscription Agreement”) with certain accredited investors and qualified institutional buyers (collectively, the “PIPE Investors”) pursuant to which Thunder Bridge agreed to issue and sell to the PIPE Investors an aggregate of 135,000,000 Thunder Bridge Class A ordinary shares, at a price of $10.00 per share, simultaneously with or immediately prior to the Closing (the “PIPE Investment”). The PIPE Investment closed on July 11, 2019, and the proceeds from the PIPE Investment were used to fund a portion of certain payments required in connection with the Business Combination.  As part of the PIPE Investment, Peter J. Kight purchased 500,000 Class A ordinary shares, at a price of $10.00 per Class A ordinary share.

In connection with the PIPE Investment, on May 9, 2019, certain PIPE Investors, holding in the aggregate 8,000,000 shares, entered into a letter agreement by and among Thunder Bridge, the Sponsor and the PIPE Investors named therein (the “Lock-up Agreement”). Pursuant to the Lock-up Agreement, the PIPE Investors party thereto agreed, for a period commencing on the Closing and ending one hundred twenty (120) days thereafter, not to engage in a Prohibited Transfer (as defined in the Lock-up Agreement (which generally includes all sales, lending and other transfer arrangements, subject to specified exceptions)) with respect to the shares acquired by such PIPE Investor pursuant to the Subscription Agreement and the Private Warrants (and any shares issuable upon exercise of such Private Warrants) acquired by such PIPE Investor from the Sponsor pursuant to the Lock-up Agreement. In consideration for entering into the Lock-up Agreement, the Sponsor agreed to transfer to the PIPE Investors party to the Lock-up Agreement an aggregate of 8,000,000 Private Warrants held by the Sponsor. The Private Warrants transferred pursuant to the Lock-up Agreement were subject to the terms of a warrant amendment such that following such amendment and upon completion of the Business Combination they became exercisable for an aggregate of 2,000,000 Class A ordinary common stock (except that each of the PIPE Investors who received the Private Warrants waived its rights to receive the $1.50 cash payment for any warrant it holds).

Certain Forfeitures and Waivers

In connection with the PIPE Financing, on May 9, 2019, Cantor Fitzgerald & Co. (“Cantor”) entered into a letter agreement (the “Cantor Forfeiture Agreement”) with Thunder Bridge and Hawk Parent, pursuant to which Cantor agreed to forfeit all 350,000 of its Private Warrants and waived its rights to the right to receive payment of $1.50 to be paid to the holders of Warrants for each Warrant owned.

Simultaneously with the execution of the Merger Agreement, Thunder Bridge, Hawk Parent and the Sponsor, entered into a Waiver Agreement pursuant to which the Sponsor agreed to waive certain of its anti-dilution rights under Thunder Bridge’s Memorandum and Articles of Association that may have been otherwise triggered upon the completion of the financing transactions in connection with the Merger Agreement or the transactions contemplated by the Merger Agreement.

Hawk Parent Related Person Transactions

In September 2016, Hawk Parent entered into a management agreement with Corsair Investments, an affiliate of its significant equityholder Corsair, pursuant to which Corsair Investments agreed to provide management and consulting services to Hawk Parent in exchange for fees. This agreement was terminated in connection with the completion of the Business Combination (other than certain limitation of liability and indemnification provisions relating to periods prior to the termination). Hawk Parent paid to Corsair Investments $210,753 in the year ended December 31, 2019 in respect of management fees under the management agreement.

Certain of our executive officers, directors and Corsair are parties to the limited liability company agreement of Hawk Parent. During the year ended December 31, 2019, Hawk Parent declared and paid total cash tax distributions of approximately $6.92 million, of which approximately $3.76 million was paid to Corsair, approximately $416,000 was paid to Bill Jacobs, approximately $745,000 was paid to John Morris (including certain affiliated entities), approximately $943,000 was paid to Shaler Alias (including certain affiliated entities), approximately $268,000 was paid to Tim Murphy (including certain affiliated entities), approximately $218,000 was paid to Jason Kirk, approximately $78,000 was paid to Susan Perlmutter, approximately $93,000 was paid to Mike Jackson, and approximately $71,000 was paid to Jake Moore.

In January 2018, Hawk Parent, through its subsidiary, entered into a sponsorship agreement with CapStar Bank (“CapStar”), an entity then affiliated with its significant equityholder Corsair, pursuant to which CapStar provides sponsorship to allow Hawk Parent’s subsidiary to settle processing transactions through the payment networks. During the year ended

December 31, 2019, Hawk Parent’s subsidiary paid approximately $651,848 to CapStar. Hawk Parent and its subsidiaries maintain relationships with multiple sponsor banks, and we believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.  As of December 31, 2019, Corsair was no longer affiliated with CapStar.

In connection with the Business Combination, Hawk Parent fully accelerated the vesting of all outstanding profits interests of Hawk Parent that remained unvested at such time.  All outstanding profits interests, including those unvested profits interests that became vested profits interests in connection with the Business Combination, were exchanged into Hawk Parent units immediately prior to the Closing based on the fair market value of such profits interests as determined pursuant to the terms of the existing limited liability company agreement of Hawk Parent at that time. Under the terms of the Merger Agreement, at the effective of the Business Combination, the Hawk Parent units (including those issued in exchange for unvested profits interests) were converted into the right to receive (i) certain cash consideration at Closing, (ii) certain units representing non-voting limited liability company interests in Hawk Parent (the “Post-Merger Repay Units”), and (iii) the contingent right to receive additional Post-Merger Repay Units (as discussed below under “Post-Business Combination Arrangements – Earn-Out Units”).  The Merger Agreement also contained provisions regarding certain escrows, holdbacks and post-Closing adjustments.  The aggregate amount of cash consideration paid at Closing under the Merger Agreement in respect of Hawk Parent units was approximately $260.8 million, and the aggregate number of Post-Merger Repay Units issued at Closing under the Merger Agreement in respect of Hawk Parent units was 21,985,297. Of such aggregate cash consideration paid at Closing in respect of the Hawk Parent units, approximately $177.4 million was paid to Corsair, approximately $32.5 million was paid to Mr. Morris (including certain affiliated entities), approximately $29.6 million was paid to Mr. Alias (including certain affiliated entities), approximately $3.7 million was paid to Mr. Murphy (including certain affiliated entities), approximately $3.1 million was paid to Mr. Kirk, approximately $1.4 million was paid to Ms. Perlmutter, approximately $1.1 million was paid to Mr. Jackson, approximately $821,000 was paid to Mr. Moore, and approximately $1.8 million was paid to Mr. Jacobs.  Of such aggregate Post-Merger Repay Units issued at Closing in respect of the Hawk Parent units, 14,952,465 Post-Merger Repay Units were issued to Corsair, 2,738,905 Post-Merger Repay Units were issued to Mr. Morris (including certain affiliated entities), 2,492,629 Post-Merger Repay Units were issued to Mr. Alias (including certain affiliated entities), 312,704 Post-Merger Repay Units were issued to Mr. Murphy (including certain affiliated entities), 257,261 Post-Merger Units were issued to Mr. Kirk, 118,458 Post-Merger Units were issued to Ms. Perlmutter, 90,992 Post-Merger Units were issued to Mr. Jackson, 69,078 Post-Merger Units were issued to Mr. Moore, and 153,237 Post-Merger Units were issued to Mr. Jacobs.

Post-Business Combination Arrangements

Exchange Agreement

In connection with the Closing, we entered into the Exchange Agreement with holders (the “Repay Unitholders”) of the Post-Merger Repay Units, which provides the Repay Unitholders with the right to elect to exchange such Post-Merger Repay Units into shares of Class A common stock (as described below). The Exchange Agreement provides that Repay Unitholders are able to exchange all or any portion of their Post-Merger Repay Units for shares of Class A common stock by delivering a written notice to both Hawk Parent and us and surrendering such Post-Merger Repay Units to  us, subject to certain limitations. The initial exchange ratio is one Post-Merger Repay Unit for one share of Class A common stock. The exchange ratio will be adjusted for any subdivision (split, unit distribution, reclassification, reorganization, recapitalization or otherwise) or combination (by reverse unit split, reclassification, reorganization, recapitalization or otherwise) of the Post-Merger Repay Units that is not accompanied by an identical subdivision or combination of the Class A common stock or, by any such subdivision or combination of the Class A common stock that is not accompanied by an identical subdivision or combination of the Post-Merger Repay Units. If the Class A common stock is converted or changed into another security, securities or other property, on any subsequent exchange an exchanging Repay Unitholder will be entitled to receive such security, securities or other property.  The exchange ratio will also adjust in certain circumstances when we acquire Post-Merger Repay Units other than through an exchange for our shares of Class A common stock.

Hawk Parent and each Repay Unitholder will bear its own expense regarding any exchange, except that Hawk Parent will be responsible for transfer tax, stamp taxes and similar duties (unless the applicable holder has requested that the Company issue the shares of Class A common stock in the name of another holder).

Tax Receivable Agreement

In connection with the Closing, we entered into the Tax Receivable Agreement with the Repay Unitholders.

As described above, Repay Unitholders may, subject to certain conditions, exchange their Post-Merger Repay Units for our shares of Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including in certain cases adjustments as set forth therein. Hawk Parent intends to have in effect an election under Section 754 of the Internal

Revenue Code for each taxable year in which an exchange of Post-Merger Repay Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of Hawk Parent at the time of an exchange of Post-Merger Repay Units. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Hawk Parent. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The Tax Receivable Agreement provides for the payment by us to exchanging Repay Unitholders of 100% of the tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and certain other tax attributes of Hawk Parent and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. This payment obligation is an obligation of the Company and not of Hawk Parent. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of the Company (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase (or decrease) to the tax basis of the assets of Hawk Parent as a result of the exchanges and had the Company not entered into the Tax Receivable Agreement. Such increase or decrease will be calculated under the Tax Receivable Agreement without regard to any transfers of Post-Merger Repay Units or distributions with respect to Post-Merger Repay Units before the exchange under the Exchange Agreement.

The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits of the Tax Receivable Agreement.

We expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Hawk Parent, the payments that we may make under the Tax Receivable Agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual cash tax savings that we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to the Company by Hawk Parent are not sufficient to permit the Company to make payments under the Tax Receivable Agreement after it has paid taxes. Late payments under the Tax Receivable Agreement generally will accrue interest at an uncapped rate equal to LIBOR plus 500 basis points. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by Repay Unitholders. The rights of each party under the Tax Receivable Agreement other than the Company are assignable.

Corsair Stockholders Agreement

In connection with the Closing, we entered into a Stockholders Agreement with Corsair (the “Corsair Stockholders Agreement”). Pursuant to the Corsair Stockholders Agreement, (i) for so long as Corsair and its affiliates beneficially own at least 12% of the outstanding Class A common stock (including pursuant to Post-Merger Repay Units that can be exchanged pursuant to the Exchange Agreement), Corsair will have the right to select two designees to be nominated for election to our Board by the nominating and governance committee of the Board (consisting of one Class I director (whose initial term expires at the Company’s annual meeting of stockholders in 2020, and whose subsequent terms will last until the Company’s third succeeding annual meeting of stockholders thereafter) and one Class II director (whose initial term expires at the Company’s annual meeting of stockholders in 2021, and whose subsequent terms will last until the Company’s third succeeding annual meeting of stockholders thereafter)) and (ii) for so long as Corsair and its affiliates beneficially own at least 5% of the outstanding Class A common stock (including pursuant to Post-Merger Repay Units that can be exchanged pursuant to the Exchange Agreement), Corsair will have the right to select one designee to be nominated by the nominating and governance committee of the Board (with the director’s class depending on which of its prior Corsair designees is then serving, and if none, then Corsair will be entitled to determine whether its designee will be nominated as a Class I director or a Class II director (such designees, the “Corsair Designees”).

In the event that William Jacobs ceases to serve as a director of the Company, Corsair will have the right to select one designee to be nominated by the nominating and governance committee of the Board as a Class III director (whose initial term expires at the Company’s annual meeting of stockholders in 2022, and whose subsequent terms will last until the Company’s third succeeding annual meeting of stockholders thereafter) a new independent director (the “New Neutral Director” and, either Mr. Jacobs or the New Neutral Director, the “Neutral Director”); provided that, if at the time of such designation Corsair and its affiliates beneficially own less than 23% of the Class A common stock (including pursuant to Post-Merger Repay Units that can be exchanged pursuant to the Exchange Agreement), the nominating and governance committee of the Board will have the right to approve any such Neutral Director. Each Corsair Designee and New Neutral Director must be eligible to serve as a director, and the Neutral Director and all but one of the Corsair Designees must also be considered “independent”, in each case under applicable Nasdaq rules (or any other market upon which shares of Class A common stock are then traded). The Corsair

Designees and the New Neutral Director may only be removed with the consent of Corsair, and in the event of any vacancy with respect to the seat of a Corsair Designee or the New Neutral Director, we will use our best efforts to fill such vacancy with a person designated by Corsair. We have also generally agreed to use our best efforts to cause the Corsair Designees and the Neutral Director to be elected to our Board. Additionally, any change in the size of our Board requires the consent of Corsair. Each Corsair Designee and the Neutral Director will be entitled to receive compensation consistent with the compensation received by other non-employee directors, including any fees and equity awards, and will be entitled to the same rights and privileges applicable to all other members of our Board, including indemnification and exculpation rights and director and officer insurance.

Founders’ Stockholders Agreement

In connection with the Closing, the Company entered into a Stockholders Agreement with Mr. Alias and Mr. Morris (together, the “Repay Founders”) (the “Founders’ Stockholders Agreement”).

Under the Founders’ Stockholders Agreement, Mr. Morris and Mr. Alias will serve on our Board (with Mr. Alias being a Class I director and Mr. Morris being a Class III director). The Founders’ Stockholders Agreement provides that (i) if Mr. Morris ceases to serve as Chief Executive Officer of the Company, he will immediately resign as a director and will no longer be entitled to be designated to our Board, and (ii) if Mr. Alias ceases to serve as President of the Company, he will immediately resign as a director and no longer be entitled to be designated to our Board. If Mr. Morris and/or Mr. Alias resign, upon their termination, the Repay Founders together will be entitled to designate one designee for nomination to our Board as an independent director to replace the resigning director(s) (but no more than one independent director in total), which independent director will be subject to the approval of Corsair if Corsair and its affiliates collectively beneficially own at least 5% of the outstanding Class A common stock (including pursuant to Post-Merger Repay Units) (the “Independent Founder Designee” and together with either Mr. Morris and Mr. Alias if serving as a designee under the foregoing provisions, the “Founder Designees”).

Each Founder Designee must be eligible to serve as a director, and the Independent Founder Designee must be independent, in each case under applicable Nasdaq rules (or any other market upon which shares of Class A common stock are then traded). Mr. Morris and Mr. Alias may only be removed upon termination of service as described above, and the Independent Founder Designee may only be removed with the consent of the Repay Founders. In the event of any vacancy with respect to the seat of the Independent Founder Designee, we will use our best efforts to fill such vacancy with such person as designed by the Repay Founders (and approved by Corsair, if applicable). We also agree to use our best efforts to cause the Founder Designees to be elected to our Board. Additionally, any change in the size of our Board requires the consent of the Repay Founders. Mr. Morris and Mr. Alias will not be entitled to compensation (other than as officers of the Company and expense reimbursements), but the Independent Founder Designee will be entitled to receive compensation consistent with the compensation received by other non-employee directors, including any fees and equity awards. Each Founder Designee will be entitled to the same rights and privileges applicable to all other members of Board, including indemnification and exculpation rights and director and officer insurance.

Sponsor Stockholders Agreement

In connection with the Closing, the Company entered into a Stockholders Agreement with the Sponsor (the “Sponsor Stockholders Agreement”).

Under the Sponsor Stockholders Agreement for the Sponsor, Peter J. Kight (or in the event of his death or incapacity, Robert H. Hartheimer) (the “Sponsor Designator”) had the right to designate an individual (the “Sponsor Designee”) to be nominated to serve as a Class I director on the Company Board; provided, that such Sponsor Designee must have been eligible to serve as a director, qualify as “independent” and be qualified to serve on the audit committee of the Board, in each case under applicable Nasdaq rules (or any other market upon which shares of Class A common stock are then traded), and be willing to serve on the audit committee. The Sponsor Designator agreed to continue to designate Mr. Garcia as the Sponsor Designee as long as Mr. Garcia is willing to serve on the Company Board and meets the requirements to serve as the Sponsor Designee as described above.

The Sponsor Stockholders Agreement terminated when the lock-up restrictions under the Insider Letter Agreement expired on January 7, 2020.

Repay Unitholders Registration Rights Agreement

In connection with the Closing, we entered into the Repay Unitholders Registration Rights Agreement with Corsair and the other Repay Unitholders. Under the Repay Unitholders Registration Rights Agreement, the Repay Unitholders are entitled to registration rights that obligate the Company to register for resale under the Securities Act all or any portion of the shares of Class A common stock issuable upon exchange for Post-Merger Repay Units pursuant to the Exchange Agreement so long as such shares are not then restricted under any applicable support agreement or escrow agreement.

Under the Repay Unitholders Registration Rights Agreement, we have agreed to indemnify the Repay Unitholders and each underwriter and each of their respective controlling persons against any losses or damages resulting from any untrue statement or omission of a material fact in any registration statement or prospectus pursuant to which they sell Shares, unless such liability arises from their misstatement or omission, and Repay Unitholders have agreed to indemnify the Company and our officers and directors and controlling persons against all losses caused by their misstatements or omissions in those documents.

Support Agreements

Simultaneously with the execution of the Merger Agreement (other than Richard E. Thornburgh, who entered into such agreement on May 9, 2019), each of (i) Corsair, (ii) John A. Morris and Shaler V. Alias (each of whom are Repay Unitholders who serve as Company directors) (the “Repay Unitholder Directors”) and (iii) Jeremy Schein and Richard E. Thornburgh (each of whom are representatives of Corsair and serve as Company directors) (the “Corsair Directors”) entered into support agreements (collectively, the “Support Agreements”) in favor of Thunder Bridge and Hawk Parent and their present and future successors and subsidiaries (collectively, the “Covered Parties”). The Support Agreements executed by each of Corsair and the Repay Unitholder Directors provided for each of Corsair and the Repay Unitholder Directors to vote in favor of the Merger Agreement and related transactions. They also each agreed to a lock-up for a period of six months after the Closing with respect to the any securities of the Company that they received under the Merger Agreement, and they each agreed to non-competition and non-solicitation covenants.

Amended Operating Agreement

Concurrently with the completion of the Business Combination, the existing amended and restated limited liability company agreement of Hawk Parent was amended and restated in its entirety to become the Amended Operating Agreement. Pursuant to the Amended and Restated Operating Agreement, the Post-Merger Repay Units are entitled to share in the profits and losses of Hawk Parent and to receive distributions as and if declared by the managing member of Hawk Parent and will have no voting rights. The Company, as managing member of Hawk Parent may, in its sole discretion, authorize distributions to the Hawk Parent members. All such distributions will be made pro rata in accordance with each member’s interest in Hawk Parent.

The Amended Operating Agreement also provides for cash distributions, which we refer to as “tax distributions,” to the holders of Post-Merger Repay Units if the Company, as the sole managing member of Hawk Parent, reasonably determines that a holder, by reason of holding Post-Merger Repay Units, incurs an income tax liability. Generally, these tax distributions will be computed based on the Company’s estimate of the net taxable income of Hawk Parent multiplied by an assumed tax rate equal to the highest effective marginal combined United States federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of the Company’s income).

Upon the liquidation or winding up of Hawk Parent, all net proceeds thereof will be distributed one hundred percent (100%) to the holders of Post-Merger Repay Units, pro rata based on their percentage interests.

Escrow Agreement

In connection with the Business Combination, we entered into an escrow agreement with the Repay Unitholders and Continental Stock Transfer & Trust Company, as escrow agent, whereby we agreed to deposit 60,000 Post-Merger Repay Units to cover any negative post-Closing adjustments to the Merger Consideration for the Closing Adjustment Items. For purposes of the Merger Agreement and the Escrow Agreement, the Escrow Units are ascribed a value of $10.00 per unit, with an aggregate value of $600,000. On October 1, 2019, in connection with the post-closing adjustment provisions of the Merger Agreement, 39,674 Post-Merger Repay Units were cancelled and 20,326 Post-Merger Repay Units were released from escrow and are no longer subject to forfeiture. Of the Post-Merger Repay Units released from escrow, 13,121 Post-Merger Repay Units were released to Corsair, 2,616 Post-Merger Repay Units were released to Mr. Morris (including certain affiliated entities), 2,348 Post-Merger Repay Units were released to Mr. Alias (including certain affiliated entities), 431 Post-Merger Repay Units were released to Mr. Murphy (including certain affiliated entities), 352 Post-Merger Units were released to Mr. Kirk, 144 Post-

Merger Units were released to Ms. Perlmutter, 137 Post-Merger Units were released to Mr. Jackson, 105 Post-Merger Units were released to Mr. Moore, and 205 Post-Merger Units were released to Mr. Jacobs.

Earn-Out Units

Pursuant to the Merger Agreement, we agreed to issue up to 7,500,000 additional Post-Merger Repay Units (the “Earn-Out Units”) to Corsair and the other Repay Unitholders as follows (i) if, within the twelve month anniversary of the Closing, the volume weighted average price of the Class A common stock is greater than or equal to $12.50 over any 20 trading days within any 30 trading day period, the Repay Unitholders would be entitled to receive 50% of the Earn-Out Units; and (ii) if, within the twenty-four month anniversary of the Closing, the volume weighted average price of the Class A common stock is greater than or equal to $14.00 over any 20 trading days within any 30 trading day period, the Repay Unitholders would be entitled to receive 100% of the Earn-Out Units.

On September 30, 2019, the triggering event for the issuance of the first tranche of Earn-Out Units to the Repay Unitholders occurred, as the volume weighted average closing price per share of the Company’s Class A common stock as of that date had been greater than or equal to $12.50 over any 20 trading days within any 30 trading day period. As a result, we issued 3,750,000 Earn-Out Units to the Repay Unitholders on October 1, 2019, which included 2,299,615 Post-Merger Repay Units to Corsair, 458,504 Post-Merger Repay Units to Mr. Morris (including certain affiliated entities), 411,548 Post-Merger Repay Units to Mr. Alias (including certain affiliated entities), 75,415 Post-Merger Repay Units to Mr. Murphy (including certain affiliated entities), 61,645 Post-Merger Units to Mr. Kirk, 25,212 Post-Merger Units to Ms. Perlmutter, 24,022 Post-Merger Units to Mr. Jackson, 18,415 Post-Merger Units to Mr. Moore, and 35,880 Post-Merger Units to Mr. Jacobs.

On December 24, 2019, the triggering event for the issuance of the second tranche of Earn-Out Units to the Repay Unitholders occurred, as the volume weighted average closing price per share of the Company’s Class A common stock as of that date had been greater or equal to than or equal to $14.00 over any 20 trading days within any 30 trading day period. As a result, we issued 3,750,000 Earn-Out Units to the Repay Unitholders on December 31, 2019, which included 2,299,615 Post-Merger Repay Units to Corsair, 458,504 Post-Merger Repay Units to Mr. Morris (including certain affiliated entities), 411,548 Post-Merger Repay Units to Mr. Alias (including certain affiliated entities), 75,415 Post-Merger Repay Units to Mr. Murphy (including certain affiliated entities), 61,645 Post-Merger Units to Mr. Kirk, 25,212 Post-Merger Units to Ms. Perlmutter, 24,022 Post-Merger Units to Mr. Jackson, 18,415 Post-Merger Units to Mr. Moore, and 35,880 Post-Merger Units to Mr. Jacobs.

Indemnification of Directors and Officers

Our Bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporate Law (“DGCL”). In addition, our Articles of Incorporation provide that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.

In addition, we have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement, and reimbursement to the fullest extent permitted under the DGCL.

There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Statement of Policy Regarding Transactions with Related Persons

We have adopted a formal written policy providing that our officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our capital stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with the Company without the approval of the  nominating and corporate governance committee, subject to certain exceptions. For more information, see the section entitled “Management.”

Director Independence

Our common stock is listed on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the rules of Nasdaq. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of Nasdaq.

In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of Nasdaq, the board of directors must affirmatively determine that the member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

The Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, the Board has determined that Ms. Goebel and Messrs. Hartheimer, Jacobs, Thornburgh, Kight, Schein and Garcia are “independent directors” as defined under the listing requirements and rules of Nasdaq and the applicable rules of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The audit committee selected Grant Thornton LLP (“Grant Thornton”) to serve as our independent registered accounting firm for the fiscal year ending December 31, 2019. We first engaged Grant Thornton in 2018, and it has served as our principal accounting firm since that date. The following table shows the fees for professional services rendered by Grant Thornton for the audit of our annual financial statements for the years ended December 31, 2019 and December 31, 2018, and fees billed for other services rendered by Grant Thornton during those periods.

	2019	2018
Audit Fees(1)	$ 535,000	$ 150,000
Audit-Related Fees(2)	52,544	19,174
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$ 587,544	$ 150,000

(1)

Audit Fees. Audit Fees consist of fees for professional services rendered for the audits of our annual consolidated financial statements, reviews of unaudited condensed consolidated quarterly financial statements, and consent procedures required in connection with our Form S-3 Registration Statements, Form S-4 and Form S-4/A Registration Statements.

(2)

Audit-Related Fees. Audit-Related Fees consist of fees for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)

Tax Fees. Tax Fees consist of fees for professional services rendered with respect to federal and state tax compliance and tax advice. This can include preparation of tax returns, claims for refunds, payment planning, and tax law interpretation.

(4)

All Other Fees. All Other Fees consist of fees for professional services or costs not otherwise reported in Audit Fees, Audit-Related Fees or Tax Fees. There were no other fees billed by Grant Thornton for the years ended December 31, 2019 and 2018.

Preapproval Policies and Procedures

All audit-related services, tax services and other non-audit services were pre-approved by the audit committee, which concluded that the provision of such services by Grant Thornton was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The audit committee’s outside auditor independence policy provides for pre-approval of audit and audit-related services specifically described by the committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

(1) Financial Statements

(2)Financial Statement Schedules

(3)Exhibits

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

4.4	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.4 of the Company's Form 10-K (File No. 001-38531), filed with the SEC on March 16, 2020).
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

10.32*	Form of Indemnification Agreement between the Company and the Indemnitee named therein.
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of the Company's Form 10-K (File No. 001-38531), filed with the SEC on March 16, 2020).
23.1	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.1 of the Company's Form 10-K (File No. 001-38531), filed with the SEC on March 16, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

+Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Repay Holdings Corporation

April 17, 2020	By:	/s/ John Morris
John Morris
Chief Executive Officer