Form 10-K/A
period 2019-12-31
Repay Holdings Corp
filed 2020-05-05
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2 to Form 10-K

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

As of April 24, 2020, there were 40,401,264 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 2,562,645 of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding.  As of Apri1 24, 2020, the holders of such outstanding shares of Class V common stock also hold 29,505,623 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 (this “Amendment”) to the annual report on Form 10-K of Repay Holdings Corporation. (“we”, “us”, “our”) for the year ended December 31, 2019 and filed with the Securities and Exchange Commission on March 16, 2020, as amended on April 17, 2020 (the “Form 10-K”), is to correct the years covered by the audit report of our current auditor, Grant Thornton LLP, and to furnish the audit report of our former auditor, Warren Averett, LLC, on our financial statements for the year ended December 31, 2017, which audit report was erroneously omitted from Item 8 of the Form 10-K.

Other than in Item 8 and the updated exhibit list included in this Amendment, no other changes have been made to the Form 10-K. This Amendment continues to speak as of the filing date of the Form 10-K, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in the Form 10-K.

We have included new certifications of our principal executive officer and principal financial officer with this Amendment pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Financial Statements

Reports of Independent Registered Public Accounting Firms	4

Consolidated Balance Sheets as of December 31, 2019 and 2018	6

Consolidated Statements of Operations for the periods ended December 31, 2019 and July 10, 2019 and the years ended December 31, 2018 and 2017	7

Consolidated Statements of Comprehensive Income for the periods ended December 31, 2019 and July 10, 2019 and the years ended December 31, 2018 and 2017	8

Consolidated Statements of Stockholders’ Equity for the periods ended December 31, 2019 and July 10, 2019 and the years ended December 31, 2018 and 2017	9

Consolidated Statements of Cash Flows for the periods ended December 31, 2019 and July 10, 2019 and the years ended December 31, 2018 and 2017	10

Notes to Consolidated Financial Statements	12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Repay Holdings Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company” or “Successor”) as of December 31, 2019 and consolidated balance sheet of Hawk Parent Holdings LLC (“Predecessor”) as of December 31, 2018, the related consolidated statements operations, comprehensive income, changes in equity, and cash flows for the periods from July 11, 2019 to December 31, 2019 (Successor), January 1, 2019 to July 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the period from July 11, 2019 to December 31, 2019 and the financial position of the Predecessor as of December 31, 2018, and the results of its operations and its cash flows for the period from January 1, 2019 to July 10, 2019, and the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Philadelphia, Pennsylvania

March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
of Hawk Parent Holdings LLC

Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, members’ equity, and cash flows of Hawk Parent Holdings LLC for the year ended December 31, 2017. In our opinion, these consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of Hawk Parent Holdings LLC’s management. Our responsibility is to express an opinion on Hawk Parent Holdings LLC’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Hawk Parent Holdings LLC. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Warren Averett, LLC

Birmingham, Alabama

November 28, 2018

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

The estimated fair value of the Predecessor’s profit interest units that vested during January 1, 2019 to July 10, 2019 is $0.9 million.  During the years ended December 31, 2018 and 2017, the Predecessor incurred $0.5 million and $0.6 million, respectively, of share-based compensation expense, included in selling, general and administrative costs in the Consolidated Statements of Operations.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1) Financial Statements

The following Consolidated Financial Statements of Repay Holdings Corporation and the Reports of the Independent Registered Public Accounting Firms are included in Part II, Item 8 of this report.

Reports of Independent Registered Public Accounting Firms	4

Consolidated Balance Sheets as of December 31, 2019 and 2018	6

Consolidated Statements of Operations for the periods ended December 31, 2019 and July 11, 2019 and the years ended December 31, 2018 and 2017	7

Consolidated Statements of Comprehensive Income for the periods ended December 31, 2019 and July 11, 2019 and the years ended December 31, 2018 and 2017	8

Consolidated Statements of Stockholders’ Equity for the periods ended December 31, 2019 and July 11, 2019 and the years ended December 31, 2018 and 2017	9

Consolidated Statements of Cash Flows for the periods ended December 31, 2019 and July 11, 2019 and the years ended December 31, 2018 and 2017	10

Notes to Consolidated Financial Statements	12
(2)	Financial Statement Schedules

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

3.1	Certificate of Corporate Domestication of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).
3.2	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).
4.1	Specimen Warrant Certificate of Thunder Bridge (incorporated by reference to Exhibit 4.3 of Thunder Bridge’s Form S-1 (File No. 333-224581), filed with the SEC on June 8, 2018).
4.2

Warrant Agreement, dated June 18, 2018, between Thunder Bridge and Continental Stock Transfer  & Trust Company (incorporated by reference to Exhibit 4.1 of Thunder Bridge’s Form 8-K (File No. 001-38531), filed with the SEC on June 22, 2018).

4.3

Amendment of Warrant Agreement, dated July 11, 2019, between Thunder Bridge and Continental Stock Transfer  & Trust Company (incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

4.4	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K (File No. 001-38531), filed with the SEC on March 16, 2020).
10.1

Exchange Agreement, dated July 11, 2019, by and among the Company, Repay and the other holders of Class  A units of Repay (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.2

Tax Receivable Agreement, dated July 11, 2019, by and among the Company and the other Repay Unitholders (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

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

10.12

Amendment No. 1 to the Repay Holdings Corporation Omnibus Incentive Plan, effective as of September 20, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 (Registration No. 333-233879), filed with the SEC on September 20, 2019).

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

10.32+

Form of Indemnification Agreement between the Company and the Indemnitee named therein (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K/A (File No. 001-38531), filed with the SEC on April 17, 2020.

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of the Company's Form 10-K (File No. 001-38531), filed with the SEC on March 16, 2020).
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Warren Averett
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

+Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Repay Holdings Corporation

May 5, 2020	By:	/s/ John Morris
John Morris
Chief Executive Officer