Form 10-Q
period 2020-03-31
Repay Holdings Corp
filed 2020-05-11
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, there are 40,401,264 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 2,562,645 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of May 6, 2020, the holders of such outstanding shares of Class V common stock also hold 29,505,623 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended March 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, the expected impact of the COVID-19 pandemic, the expected benefits of the acquisition of TriSource Solutions, LLC (“TriSource”), the expected benefits of the acquisition of APS Payments (“APS”), the expected benefits of the acquisition of CDT Technologies LTD. d/b/a Ventanex (“Ventanex”), our financial performance, our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to: exposure to economic conditions and political risk affecting the consumer loan market and consumer and commercial spending; the impacts of the ongoing COVID-19 coronavirus pandemic and the actions taken to control or mitigate its spread (which impacts are highly uncertain and cannot be reasonably estimated or predicted at this time); a delay or failure to integrate and realize the benefits of the TriSource acquisition and any difficulties associated with operating in the back-end processing markets in which we do not have any experience; a delay or failure to integrate and realize the benefits of the APS Payments acquisition and any difficulties associated with marketing products and services in the B2B vertical market in which we do not have any experience; a delay or failure to integrate and realize the benefits of the Ventanex acquisition and any difficulties associated with marketing products and services in the mortgage or B2B healthcare vertical market in which we do not have any experience; changes in the payment processing market in which we compete, including with respect to its competitive landscape, technology evolution or regulatory changes; changes in the vertical markets that we target; risks relating to our relationships within the payment ecosystem; risk that we may not be able to execute our growth strategies, including identifying and executing acquisitions; risks relating to data security; changes in accounting policies applicable to us; the risk that we may not be able to develop and maintain effective internal controls; and those risks described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K and Part II, Item 1A “Risk Factors" of this Form 10-Q. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$32,712,610	$24,617,996
Accounts receivable	15,202,198	14,068,477
Related party receivable	-	563,084
Prepaid expenses and other	4,824,443	4,632,965
Total current assets	52,739,251	43,882,522

Property, plant and equipment, net	1,876,382	1,610,652
Restricted cash	11,678,713	13,283,121
Customer relationships, net of amortization	265,284,508	247,589,240
Software, net of amortization	61,664,897	61,219,143
Other intangible assets, net of amortization	24,533,971	24,241,505
Goodwill	411,702,399	389,660,519
Deferred tax assets	347,758	-
Other assets	-	555,449
Total noncurrent assets	777,088,628	738,159,629
Total assets	$829,827,879	$782,042,151

Liabilities
Accounts payable	$10,887,469	$9,586,001
Related party payable	31,791,494	$14,571,266
Accrued expenses	12,228,936	15,965,683
Current maturities of long-term debt	5,502,000	5,500,000
Current tax receivable agreement	6,336,487	6,336,487
Total current liabilities	66,746,386	51,959,437

Long-term debt, net of current maturities	240,955,360	197,942,705
Line of credit	-	10,000,000
Tax receivable agreement	61,381,702	60,839,739
Deferred tax liability	-	768,335
Other liabilities	9,311,648	16,864
Total noncurrent liabilities	311,648,710	269,567,643
Total liabilities	$378,395,096	$321,527,080

Commitment and contingencies (Note 12)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized and 37,838,619 issued and outstanding as of March 31, 2020	3,784	3,753
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of March 31, 2020	-	-
Additional paid-in capital	314,971,234	307,914,346
Accumulated other comprehensive (loss) income	(5,329,705)	313,397
Accumulated deficit	(57,310,504)	(53,878,460)
Total stockholders' equity	$252,334,809	$254,353,036

Equity attributable to non-controlling interests	199,097,974	206,162,035

Total liabilities and stockholders' equity and members' equity	$829,827,879	$782,042,151

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(Successor)	(Predecessor)
Revenue	$39,462,537	$23,023,405
Operating Expenses
Costs of services	10,771,297	5,119,184
Selling, general and administrative	18,166,191	8,676,634
Depreciation and amortization	13,904,384	2,914,328
Total operating expenses	42,841,872	16,710,146
(Loss) Income from operations	(3,379,335)	6,313,259
Other (expense) income
Interest expense	(3,517,785)	(1,448,892)
Change in fair value of tax receivable liability	(541,963)	-
Other income	39,048	19
Total other (expense) income	(4,020,700)	(1,448,873)
(Loss) income before income tax expense	(7,400,035)	4,864,386
Income tax benefit	1,115,592	-
Net income (loss)	$(6,284,443)	$4,864,386
Less: Net (loss) income attributable to non-controlling interests	$(2,852,399)	-
Net (loss) income attributable to the Company	$(3,432,044)	$4,864,386

Loss per Class A share:
Basic and diluted	$(0.09)
Weighted-average shares outstanding:
Basic and diluted	37,624,829

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(Successor)	(Predecessor)
Net (loss) income	$(6,284,443)	$4,864,386
Other comprehensive loss, before tax
Change in fair value of designated cash flow hedges	(9,854,764)	—
Total other comprehensive loss, before tax	(9,854,764)	—
Income tax related to items of other comprehensive income:
Tax benefit on change in fair value of designated cash flow hedges	1,314,843	—
Total income tax benefit on related to items of other comprehensive income	1,314,843	—
Total other loss income, net of tax	(8,539,921)	—
Total comprehensive loss	$(14,824,364)	$4,864,386
Less: Comprehensive loss attributable to non-controlling interests	(7,064,061)	—
Comprehensive (loss) income attributable to the Company	$(7,760,303)	$4,864,386

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

(Unaudited)

Total Equity
(Predecessor)
Balance at December 31, 2018	$109,078,357
Net income	4,864,386
Contributions by members	-
Stock based compensation	127,195
Distribution to members	(151,764)
Balance at March 31, 2019	$113,918,174

	Class A Common Stock		Class V Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Interests
Balance at December 31, 2019 (Successor)	37,530,568	$3,753	100	$-	$307,914,346	$(53,878,460)	$313,397	$254,353,036	$206,162,035
Stock-based compensation		-		-	3,522,731	-	-	3,522,731	-
Warrant exercise	308,051	31		-	3,534,157	-	-	3,534,188	-
Net loss		-		-	-	(3,432,044)	-	(3,432,044)	(2,852,399)
Accumulated other comprehensive (loss) income		-		-	-	-	(5,643,102)	(5,643,102)	(4,211,662)
Balance at March 31, 2020 (Successor)	37,838,619	$3,784	100	$-	$314,971,234	$(57,310,504)	$(5,329,705)	$252,334,809	$199,097,974

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(Successor)	(Predecessor)
Cash flows from operating activities
Net (loss) income	$(6,284,443)	$4,864,386

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,904,384	2,914,328
Stock based compensation	3,522,731	127,195
Amortization of debt issuance costs	332,990	101,851
Fair value change in tax receivable liability	541,963	-
Fair value change in other assets and liabilities	(4,531)	-
Deferred tax expense	(1,116,093)	-
Change in accounts receivable	242,818	(1,346,738)
Change in related party receivable	563,084	-
Change in prepaid expenses and other	(10,964)	(52,123)
Change in accounts payable	1,149,433	(553,268)
Change in related party payable	(160,321)	-
Change in accrued expenses and other	(4,109,906)	(6,398,639)
Net cash provided by (used in) operating activities	8,571,145	(343,008)

Cash flows from investing activities
Purchases of property and equipment	(366,694)	(102,488)
Purchases of software	(2,409,074)	(1,938,738)
Acquisition of Ventanex, net of cash and restricted cash acquired	(35,521,024)	-
Net cash used in investing activities	(38,296,792)	(2,041,226)

Cash flows from financing activities
Change in line of credit	(10,000,000)	-
Issuance of long-term debt	46,000,000	-
Payments on long-term debt	(1,562,500)	(1,225,000)
Exercise of warrants	3,534,188	-
Distributions to Members	-	(151,764)
Payment of loan costs	(1,755,835)	-
Net cash provided by (used in) financing activities	36,215,853	(1,376,764)

Increase (decrease) in cash, cash equivalents and restricted cash	6,490,206	(3,760,998)
Cash, cash equivalents and restricted cash at beginning of period	$37,901,117	$23,262,058
Cash, cash equivalents and restricted cash at end of period	$44,391,323	$19,501,060

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest	$3,184,795	$5,665,434

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES

Valuation adjustment to contingent consideration for APS acquisition	$6,580,549

Acquisition of Ventanex in exchange for contingent consideration	$10,800,000

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

1. Organizational Structure and Corporate Information

Repay Holdings Corporation was incorporated as a Delaware corporation on July 11, 2019 in connection with the closing of a transaction (the “Business Combination”) pursuant to which Thunder Bridge Acquisition Ltd., a special purpose acquisition company organized under the laws of the Cayman Islands (“Thunder Bridge”), (a) domesticated into a Delaware corporation and changed its name to “Repay Holdings Corporation” and (b) consummated the merger of a wholly owned subsidiary of Thunder Bridge with and into Hawk Parent Holdings, LLC, a Delaware limited liability company (“Hawk Parent”).

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

The Company is headquartered in Atlanta, Georgia.  The Company’s legacy business was founded as M & A Ventures, LLC, a Georgia limited liability company doing business as REPAY: Realtime Electronic Payments (“REPAY LLC”), in 2006 by current executives John Morris and Shaler Alias. Hawk Parent was formed in 2016 in connection with the acquisition of a majority interest in the successor entity of REPAY LLC and its subsidiaries by certain investment funds sponsored by, or affiliated with, Corsair Capital LLC (“Corsair”).

On February 10, 2020, the Company acquired all of the equity interests of CDT Technologies, LTD. d/b/a Ventanex (“Ventanex”) for $36.0 million in cash. In addition to the $36.0 million cash consideration, the Ventanex selling equityholders may be entitled to a total of $14.0 million in two separate cash earnout payments, dependent on the achievement of certain growth targets.

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the period ended December 31, 2019 and Hawk Parent audited consolidated financial statements and accompanying notes for the years ended December 31, 2018 and 2017, which are included in the Company’s Form 10-K for the year ended December 31, 2019, as amended.

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

The interim consolidated financial statements are unaudited, but in the Company’s opinion include all adjustments that are necessary for a fair statement of financial position, operations and cash flows as of and for the periods presented. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Principles of Consolidation

The consolidated financial statements include the accounts of Repay Holdings Corporation, the majority-owned Hawk Parent Holdings LLC and its wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Service LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC (“PaidSuite”), Marlin Acquirer, LLC (“Paymaxx”), REPAY International LLC, REPAY Canada ULC, TriSource Solutions, LLC,  Mesa Acquirer, LLC, CDT Technologies LTD. and Viking GP Holdings, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with GAAP. The Company uses the accrual basis of accounting whereby revenues are recognized when earned, usually upon the date services are rendered, and expenses are recognized at the date services are rendered or goods are received.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Recently Adopted Accounting Pronouncements

Fair Value Measurement

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. After the adoption of ASU 2018-13, an entity will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements.

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

Recently Issued Accounting Pronouncements not yet Adopted

Leases

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016‑02, Leases (Subtopic 842). The purpose of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU require that lessees recognize the rights and obligations resulting from leases as assets and liabilities on their balance sheets, initially measured at the present value of the lease payments over the term of the lease, including payments to be made in optional periods to extend the lease and payments to purchase the underlying assets if the lessee is reasonably certain of exercising those options. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.

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

Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU No. 2019-12").  ASU No. 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within Income Taxes (Topic 740), and clarifies certain aspects of the current guidance to promote consistency among reporting entities, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently in the process of evaluating the effects of ASU No. 2019-12 on its consolidated financial statements.

Reclassification

Certain amounts in the consolidated financial statements have been reclassified from their original presentation to conform to current year presentation. These reclassifications had no material impact on the consolidated financial statements as previously reported.

3. Revenue

Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The Company’s performance obligations in its contracts with customers is the promise to stand-ready to provide payment processing services ("processing services") for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related processing services. Accordingly, the total transaction price is variable. These services are stand-ready obligations, as the timing and quantity of transactions to be processed is not determinable. Under a stand-ready obligation, the Company’s performance obligation is satisfied over time throughout the contract term rather than at a point in time. Because the service of standing ready to perform processing services is substantially the same each day and has the same pattern of transfer to the customer, the Company has determined that its stand-ready performance obligation comprises a series of distinct

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

days of service. Discount fees and other fixed per transaction fees are recognized each day using a time-elapsed output method based on the volume or transaction count at the time the merchants’ transactions are processed.

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

Interchange and network fees

Within its contracts with customers, the Company incurs interchange and network pass-through charges from the third-party card issuers and payment networks, respectively, related to the provision of payment authorization and routing services. The Company has determined that it is acting as an agent with respect to these payment authorization and routing services and as such, the Company views the card-issuing bank and the payment network as the principal for these performance obligations. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the three months ended March 31, 2020 and 2019 respectively.

Indirect relationships

As a result of its past acquisitions, the Company has legacy relationships with Independent Sales Organizations (each an “ISO”), whereby the Company acts as the merchant acquirer for the ISO. The ISO maintains a direct relationship with the sponsor bank and the transaction processor, rather than the Company. Consequently, the Company recognizes revenue for these relationships net of the residual amount remitted to the ISO, based on the fact that the ISO is primarily responsible for providing the transaction processing services to the merchant. The Company is not focused on this sales model, and this relationship will represent an increasingly smaller portion of the business over time.

Disaggregation of revenue

The table below presents a disaggregation of revenue by direct and indirect relationships for the three months ended:

	March 31, 2020	March 31, 2019
	(Successor)	(Predecessor)
Revenue
Direct relationships	$38,715,624	$22,309,716
Indirect relationships	746,913	713,689
Total Revenue	$39,462,537	$23,023,405

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

4. Earnings Per Share

During the three months ended March 31, 2020, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (the “Post-Merger Repay Units”), unvested restricted share awards and all warrants would have been anti-dilutive.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The following table summarizes net loss attributable to the Company and the weighted average basic and basic and diluted shares outstanding:

For the Three Months Ended March 31, 2020
Loss before income tax expense	$(7,400,035)
Less: Net loss attributable to non-controlling interests	(2,852,399)
Less: Income tax benefit	1,115,592
Net loss attributable to the Company	$(3,432,044)

Weighted average shares of Class A common stock outstanding - basic and diluted	37,624,829

Loss per share of Class A common stock outstanding - basic and diluted	$(0.09)

For the three months ended March 31, 2020, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

Post-Merger Repay Units exchangeable for Class A common stock	29,505,623
Dilutive warrants exercisable for Class A common stock	1,925,108
Unvested restricted share awards of Class A common stock	2,905,053
Share equivalents excluded from earnings (loss) per share	34,335,784

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

5. Business Combinations

APS Payments

On October 14, 2019, the Company acquired substantially all of the assets of APS Payments for $30.0 million in cash. In addition to the $30.0 million cash consideration, the APS selling equityholders may be entitled to a total of $30.0 million in three separate cash earnout payments (“APS Earnout”), dependent on the achievement of certain growth targets.

The following summarizes the preliminary purchase consideration paid to the selling members of APS Payments:

Cash consideration	$30,000,000
Contingent consideration (1)	18,580,549
Total purchase price	$48,580,549

(1)

Reflects the fair value of APS Earnout, to be paid to the selling members of APS, pursuant to the asset purchase agreement between APS and Repay Holdings, LLC (“APS Purchase Agreement”). The selling members of APS will have the contingent earnout right to receive a payment of up to $30.0 million in three separate payments, dependent on the achievement of certain growth targets, as defined in the APS Purchase Agreement, for the period commencing on October 12, 2019 and ending on December 31, 2020.  As of March 31, 2020, the APS Earnout was $18.6 million, as a result of a $6.6 million measurement period adjustment to the preliminary valuation of $12.0 million, as of December 31, 2019.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The Company recorded a preliminary allocation of the purchase price to APS Payments’ tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the October 11, 2019 closing date. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$-
Accounts receivable	1,963,177
Prepaid expenses and other current assets	67,158
Total current assets	2,030,335
Property, plant and equipment, net	159,553
Restricted cash	549,978
Identifiable intangible assets	21,500,000
Total identifiable assets acquired	24,239,866
Accounts payable	(1,101,706)
Accrued expenses	(19,018)
Net identifiable assets acquired	23,119,142
Goodwill	25,461,407
Total purchase price	$48,580,549

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.5	5
Trade names	0.5	Indefinite
Merchant relationships	20.5	9
	$21.5

Goodwill of $25.5 million, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of APS Payments.

Ventanex

Upon closing the Ventanex acquisition, the Company acquired all of the ownership interests of CDT Technologies, LTD.  Ventanex is an integrated payment solutions provider to consumer finance (including mortgage servicers) and business-to-business (“B2B”) healthcare verticals.  The mortgage loan servicer and B2B healthcare verticals represent a material expansion of our existing focus. Ventanex’s focus on mortgage payments allowed the Company to expand its personal loan business. Further, the Ventanex acquisition accelerated the Company’s entry into the healthcare payments vertical.

Under the terms of the securities purchase agreement between Repay Holdings, LLC and the direct and indirect owners of CDT Technologies, LTD. (“Ventanex Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $36 million in cash. In addition to the closing consideration, the Ventanex Purchase Agreement contains a performance-based earnout, which was based on future results of the acquired business, (the “Ventanex Earnout Payment”) and could result in an additional payment to the former owners of Ventanex of up to $14 million. The Ventanex acquisition was financed with a combination of cash on hand and committed borrowing capacity under the Company’s existing credit facility. The Ventanex Purchase Agreement contains customary representations, warranties and covenants by REPAY and the former owners of Ventanex, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the selling members of Ventanex:

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Cash consideration	$36,000,000
Contingent consideration (1)	10,800,000
Total purchase price	$46,800,000

(1)

Reflects the fair value of the Ventanex Earnout Payment, the contingent consideration to be paid to the selling members of Ventanex, pursuant to the Ventanex Purchase Agreement as of March 31, 2020. The selling partners of Ventanex will have the contingent earn-out right to receive a payment of up to $14.0 million dependent upon the Gross Profit, as defined in the Ventanex Purchase Agreement, for the years ended December 31, 2020 and 2021.

The Company recorded a preliminary allocation of the purchase price to Ventanex’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the February 10, 2020 closing date. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$50,663
Accounts receivable	1,376,539
Prepaid expenses and other current assets	180,514
Total current assets	1,607,716
Property, plant and equipment, net	137,833
Restricted cash	428,313
Identifiable intangible assets	29,690,000
Total identifiable assets acquired	31,863,862
Accounts payable	(152,035)
Accrued expenses	(373,159)
Net identifiable assets acquired	31,338,668
Goodwill	15,461,332
Total purchase price	$46,800,000

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.1	5
Trade names	0.5	Indefinite
Developed technology	4.4	3
Merchant relationships	24.7	10
	$29.7

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Goodwill of $15.5 million, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Ventanex.

The Company incurred transaction expenses of $1.0 million for the three months ended March 31, 2020, related to the Ventanex acquisition.  Since the date of the acquisition, Ventanex has contributed $1.9 million to revenue and $0.1 million in net income to the Company’s unaudited consolidated statement of operations.

Pro Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis give effect to the TriSource, APS and Ventanex acquisitions as if the transactions had occurred on January 1, 2019.  The unaudited pro forma information reflects adjustments for the issuance of the Company’s common stock, debt incurred in connection with the transactions, the impact of the fair value of intangible assets acquired and related amortization and other adjustments the Company believes are reasonable for the pro forma presentation. In addition, the pro forma earnings exclude acquisition-related costs.

	Pro Forma Three Months Ended March 31, 2020	Pro Forma Three Months Ended March 31, 2019
Revenue	$41,756,312	$35,671,770
Net loss	(4,585,192)	(7,220,058)
Net loss attributable to non-controlling interests	(2,126,185)	(2,620,317)
Net loss attributable to the Company	(2,459,007)	(4,599,740)

Loss per Class A share - basic and diluted	$(0.07)	$(0.14)

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

6. Fair Value

The following table summarizes, by level within the fair value hierarchy, the carrying amounts and estimated fair values of our assets and liabilities measured at fair value on a recurring or nonrecurring basis or disclosed, but not carried, at fair value in the Consolidated Balance Sheets as of the dates presented. There were no transfers into, out of, or between levels within the fair value hierarchy during any of the periods presented. Refer to Note 5, Note 10 and Note 11 for additional information on these liabilities.

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$32,712,610	$—	$—	32,712,610
Total assets	$32,712,610	$—	$—	$32,712,610
Liabilities:
Contingent consideration	$—	$—	$31,630,549	31,630,549
Borrowings	—	246,457,360	—	246,457,360
Tax receivable agreement	$—	$—	$67,718,189	67,718,189
Interest rate swap	—	9,299,315	—	9,299,315
Total liabilities	$—	$255,756,675	$99,348,738	$355,105,413

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$24,617,996	$—	$—	24,617,996
Interest rate swap	—	555,449	—	555,449
Total assets	$24,617,996	$555,449	$—	$25,173,445
Liabilities:
Contingent consideration	$—	$—	$14,250,000	14,250,000
Borrowings	—	213,908,388	—	213,908,388
Tax receivable agreement	—	—	67,176,226	67,176,226
Total liabilities	$—	$213,908,388	$81,426,226	$295,334,614

Cash and cash equivalents

Cash and cash equivalents are classified within Level 1 of the fair value hierarchy, under ASC 820, Fair Value Measurements (“ASC 820”), as the primary component of the price is obtained from quoted market prices in an active market. The carrying amounts of the Company’s cash and cash equivalents approximate their fair values due to the short maturities and highly liquid nature of these accounts.

Contingent Consideration

Contingent consideration relates to potential payments that the Company may be required to make associated with acquisitions. To the extent that the valuation of these liabilities are based on inputs that are less observable or not observable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for measures categorized in Level 3. The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805, Business Combinations (“ASC 805”).

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The following table provides a rollforward of the contingent consideration related to previous business acquisitions.  Refer to Note 5 for more details.
	Three Months Ended March 31,
	2020	2019
	(Successor)	(Predecessor)
Balance at beginning of period	$14,250,000	$1,816,988
Purchases	10,800,000	—
Payments	—	(1,816,988)
Accretion expense	—	—
Valuation adjustment	6,580,549	—
Balance at end of period	$31,630,549	—

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

Tax Receivable Agreement

Upon the completion of the Business Combination, we entered into that certain Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) with holders of Post-Merger Repay Units. As a result of the TRA, we established a liability in our consolidated financial statements.  The TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Post-Merger Repay Unit holders.  These inputs are not observable in the market; thus, the TRA is classified within Level 3 of the fair value hierarchy, under ASC 820.  The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805.

The following table provides a rollforward of the contingent consideration related to previous business acquisitions.  See Note 15 for further discussion on the TRA.

	Three Months Ended March 31,
	2020	2019
	(Successor)	(Predecessor)
Balance at beginning of period	$67,176,226	$—
Purchases	—	—
Payments	—	—
Accretion expense	541,963	—
Valuation adjustment	—	—
Balance at end of period	$67,718,189	—

Interest rate swap

In October 2019, the Company entered into a $140.0 million notional, fifty-seven month interest rate swap agreement, and in February 2020, the Company entered into a $30.0 million notional, sixty month interest rate swap agreement. These interest rate swap agreements are to hedge changes in its cash flows attributable to interest rate risk on a combined $170.0 million of our variable-rate term loan to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense.

These swaps involve the receipt of variable-rate amounts in exchange for fixed interest rate payments over the lives of the agreements without an exchange of the underlying notional amounts and were designated for accounting

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

purposes as cash flow hedges. The interest rate swaps are carried at fair value on a recurring basis in the Consolidated Balance Sheets and are classified within Level 2 of the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. The fair value was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

7. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2020	2019
Furniture, fixtures, and office equipment	$1,026,991	$944,105
Computers	1,183,916	859,426
Leasehold improvements	320,296	223,145
Total	2,531,203	2,026,676
Less: Accumulated depreciation and amortization	654,821	416,024
	$1,876,382	$1,610,652

Depreciation expense for property and equipment was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets.  The indefinite-lived intangible assets consist of trade names, of $21.7 million, as of March 31, 2020.  This balance consists of four trade names, arising from the acquisitions of Hawk Parent, TriSource, APS and Ventanex in the Successor period from July 11, 2019 to March 31, 2020.

Definite-lived intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Customer relationships	$280,700,000	$18,198,557	$262,501,443	9.28
Channel relationships	3,000,000	216,935	2,783,065	9.28
Software costs	79,094,610	17,429,713	61,664,897	2.33
Non-compete agreements	3,990,000	1,156,029	2,833,971	2.09
Balance as of March 31, 2020	$366,784,610	$37,001,234	$329,783,376	7.71

Customer relationships	$256,000,000	$11,393,825	$244,606,175	9.48
Channel relationships	3,000,000	141,935	2,858,065	9.53
Software costs	72,290,752	11,080,696	61,210,056	2.54
Non-compete agreements	3,900,000	733,495	3,166,505	2.28
Balance as of December 31, 2019	$335,190,752	$23,349,951	$311,840,801	7.90

The Company’s amortization expense for intangible assets was $13.7 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

Year Ending December 31,	Estimated Future Amortization Expense
2020	$42,463,360
2021	49,776,203
2022	49,272,375
2023	28,795,778
2024	28,745,700
2025	24,833,333
Thereafter	105,896,627

9. Goodwill

The following table presents changes to goodwill for the three months ended March 31, 2020 and 2019.

Total
Balance at December 31, 2019	$389,660,519
Acquisitions	15,461,331
Dispositions	—
Impairment Loss	—
Measurement period adjustment	6,580,549
Balance at March 31, 2020	$411,702,399

Balance as of December 31, 2018 (Predecessor)	$119,529,202
Acquisitions	—
Dispositions	—
Impairment Loss	—
Measurement period adjustment	—
Balance as of March 31, 2019 (Predecessor)	$119,529,202

The Company has only one operating segment and, based on the criteria outlined in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), only one reporting unit that needs to be tested for goodwill impairment.  Accordingly, goodwill was reviewed for impairment at the consolidated entity level.  Based on the qualitative factors described in ASC 350, the Company concluded that goodwill was not impaired as of March 31, 2020.

10. Borrowings

Prior Credit Agreement

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Hawk Parent (the “Predecessor”) entered into a Revolving Credit and Term Loan Agreement (the “Prior Credit Agreement”), with SunTrust Bank and the other lenders party thereto on September 28, 2017, as amended December 15, 2017, which included a revolving loan component, a term loan and a delayed draw term loan. The Prior Credit Agreement was collateralized by substantially all of the assets of the Predecessor, based on the Prior Credit Agreement’s collateral documents, and it included restrictive qualitative and quantitative covenants, as defined in the Prior Credit Agreement.

The Prior Credit Agreement provided for a maximum $10.0 million revolving loan at a variable interest rate. This facility was terminated upon the closing of the Business Combination and execution of the New Credit Agreement (defined below). Interest expense on the line of credit totaled $49,388 for the three months ended March 31, 2019.

New Credit Agreement, as Amended

The Company entered into a Revolving Credit and Term Loan Agreement (as amended the “New Credit Agreement”) on July 11, 2019, with Truist Bank (formerly SunTrust Bank) and the other lenders party thereto, which provided a revolving credit facility (the “Revolving Credit Facility”), a term loan A (the “Term Loan”), and a delayed draw term loan at a variable interest rate (4.95% at March 31, 2020) (the “Delayed Draw Term Loan”). The New Credit Agreement provided for an aggregate revolving commitment of $20.0 million at a variable interest rate.

On February 10, 2010, as part of the financing for the acquisition of Ventanex, Repay entered into an agreement with Truist Bank and other members of its existing bank group to amend and upsize its previous credit agreement from $230.0 million to $345.0 million. The New Credit Agreement is collateralized by substantially all of the Company’s assets, and includes restrictive qualitative and quantitative covenants, as defined in the New Credit Agreement. The Company was in compliance with its restrictive covenants under the New Credit Agreement at March 31, 2020.

The New Credit Agreement provides for a Term Loan of $255.0 million, a Delayed Draw Term Loan of $60.0 million, and a Revolving Credit Facility of $30.0 million. As of March 31, 2020, the Company had not drawn the Delayed Draw Term Loan and had $0.0 million drawn against the Revolving Credit Facility. The Company paid $42,361 in fees related to unused commitments in the three month period ended March 31, 2020. The Company’s interest expense on the line of credit totaled $62,008 for the three months ended March 31, 2020.

At March 31, 2020 and December 31, 2019, total borrowings under the New Credit Agreement consisted of the following, respectively:

	March 31, 2020	December 31, 2019
Non-current indebtedness:
Term Loan	$253,375,000	$208,937,500
Revolving Credit Facility	—	10,000,000
Total borrowings under credit facility (1)	253,375,000	218,937,500
Less: Current maturities of long-term debt (2)	5,502,000	5,500,000
Less: Long-term loan debt issuance cost (3)	6,917,640	5,494,795
Total non-current borrowings	$240,955,360	$207,942,705

(1)	The Term Loan, Delayed Draw Term Loan and Revolving Credit Facility bear interest, at variable rates, which were 4.95% and 5.26% at March 31, 2020 and December 31, 2019, respectively
(2)

Pursuant to the terms of the New Credit Agreement, the Company is required to make quarterly principal payments equal to 0.625% of the initial principal amount of the Term Loan and Delayed Draw Term Loan (collectively the “Term Loans”).

(3)

The Successor incurred $0.3 million of interest expense for the amortization of deferred debt issuance costs for the three months ended March 31, 2020.  The Predecessor incurred $0.1 million for the three months ended March 31, 2019.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Following is a summary of principal maturities of long‑term debt for each of the next five years ending December 31 and in the aggregate:

2020	$4,126,500
2021	8,251,000
2022	14,875,000
2023	18,750,000
2024	17,625,000
2025	189,747,500
$253,375,000

     The Successor incurred interest expense on the Term Loans of $3.2 million for the three months ended March 31, 2020.  The Predecessor incurred interest expense of $1.3 million for the three months ended March 31, 2019.

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

In October 2019, the Company entered into a $140.0 million notional, five-year interest rate swap agreement, with Regions Bank, to hedge changes in cash flows attributable to interest rate risk on $140.0 million of its variable-rate term loan. This agreement involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount. This interest rate swap was designated for accounting purposes as a cash flow hedge. As such, changes in the interest rate swap’s fair value are deferred in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and are subsequently reclassified into interest expense in each period that a hedged interest payment is made on the Company’s variable-rate term loan.

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

As of March 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	Notional Amount	Fixed Interest Rate	Termination Date
Interest rate swap	$140,000,000	1.598%	July 11, 2024
Interest rate swap	$30,000,000	1.331%	February 10, 2025

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

12. Commitments and Contingencies

The Company is committed under various operating leases for buildings with varying expiration dates. Future minimum lease payments under non-cancelable operating leases as of March 31, 2020, are as follows:

Year Ended	Amounts
2020	$944,234
2021	716,367
2022	301,455
2023	103,868
2024	-
Thereafter	-
$2,065,924

13. Related Party Transactions

The Predecessor paid management fees to Corsair, a related party having common ownership in the amount of $0.1 million for the three months ended March 31, 2019, which are included in selling, general, and administrative expenses in the consolidated statement of operations.

The Successor incurred transaction costs on behalf of related parties for the three months ended March 31, 2020 of $0.5 million. The Predecessor incurred transaction costs on behalf of related parties for the three months ended March 31, 2019 of $0.1 million.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

14. Share Based Compensation

Omnibus Incentive Plan

At the 2019 Annual Shareholders Meeting of Thunder Bridge, the shareholders considered and approved the 2019 Omnibus Incentive Plan (the “2019 Equity Incentive Plan”) which resulted in the reservation of 7,326,728 shares of common stock for issuance thereunder. The 2019 Equity Incentive Plan became effective immediately upon the closing of the Business Combination.

Under this plan, the Company currently has two types of share-based compensation awards outstanding: restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Activity for the three months ended March 31, 2020 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	1,818,675	$12.39
Granted	1,086,378	17.34
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2020	2,905,053	$14.12

(1)

Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations.  The awards are not deemed outstanding; further, these forfeited shares are added back to the amount of shares available for grant under the 2019 Equity Incentive Plan.

Unrecognized compensation expense related to unvested RSAs and RSUs was $32.8 million at March 31, 2020, which is expected to be recognized as expense over the weighted-average period of 2.64 years.  The Company incurred $3.5 million of share-based compensation expense for the three months ended March 31, 2020.

Original Equity Incentives

A summary of the changes in non-vested profit interest units outstanding for the period for the three months ended March 31, 2019 is presented below:

	Units	Weighted average fair value per unit
Non-vested units at January 1, 2019	9,460	$182.83
Activity during the period:
Granted	-
Vested	(55)	(160.00)
Non-vested units at March 31, 2019	9,405	$182.96

The estimated fair value of the Predecessor’s profit interest units that vested during the three months ended March 31, 2019, was $8,896. During the same period the Predecessor incurred $0.1 million of share-based compensation expense, included in selling, general and administrative costs in the Unaudited Consolidated Statement of Operations.

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

The Company’s effective tax rate for the three months ended March 31, 2020 was 15.1%. The Company recorded an income tax benefit of $1.1 million for this period. The Company’s effective tax rates for the three months ended March 31, 2020 was less than its combined federal and state statutory tax rate of 24%, primarily due to the Company not being liable for income taxes on the portion of Hawk Parent’s earnings that are attributable to non-controlling interests. The results from the three months ended March 31, 2019 do not reflect income tax expense because, prior to the Business Combination, the consolidated Hawk Parent pass-through entity was not subject to federal income tax.

During the three months ended March 31, 2020, the Company recognized $1.1 million of deferred tax assets related to the income tax benefit derived from the net operating loss over the same period. The Company did not recognize any changes to the valuation allowance as of March 31, 2020, and the facts and circumstances remain unchanged.

No uncertain tax positions existed as of March 31, 2020.

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

On July 11, 2019, the Company entered into a TRA that provides for the payment by the Company of 100% of the amount of any tax benefits realized, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of Hawk Parent resulting from any redemptions or exchanges of Post-Merger Repay Units and from our acquisition of the equity of the selling Hawk Parent members, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The TRA Payments are not conditioned upon any continued ownership interest in Hawk Parent or REPAY. The rights of each party under the Tax Receivable Agreement other than the Company are assignable. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of March 31, 2020, the Company had a liability of $67.7 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Unaudited Consolidated Balance Sheet.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

16. Subsequent events

Management has evaluated subsequent events and their potential effects on these unaudited consolidated financial statements through May 11, 2020, which is the date the unaudited consolidated financial statements were available to be issued.

On April 6, 2020, the Company borrowed approximately $14.4 million utilizing the Delayed Draw Term Loan under the New Credit Agreement.  Such proceeds were used to satisfy a portion of the APS Earnout.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this section, "Repay", the “Company", "we", or "our" refer to (i) Hawk Parent Holdings, LLC and its subsidiaries ("Predecessor") for the three month period ended March 31, 2019 and (ii) Repay Holdings Corporation and its subsidiaries (the "Successor ") for the three month period ended March 31, 2020 (the "Successor Period") after the consummation of the Business Combination, unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

Cautionary Note Regarding Forward-Looking Statements

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K and under Part II, Item 1A “Risk Factors” in this Form 10-Q.

Overview

We are leading payments technology company. We provide integrated payment processing solutions to industry-oriented vertical markets in which businesses have specific and bespoke transaction processing needs. We refer to these markets as “vertical markets” or “verticals.”

We are a payments innovator, differentiated by our proprietary, integrated payment technology platform and our ability to reduce the complexity of the electronic payments for businesses. We intend to continue to strategically target verticals where we believe our ability to tailor payment solutions to our customers’ needs and the embedded nature of our integrated payment solutions will drive strong growth by attracting new customers and fostering long-term customer relationships.

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $3.8 billion of total card payment volume in the three months ended March 31, 2020, and our quarter-over-quarter card payment volume growth was approximately 58%.

The impacts of the COVID-19 pandemic and related economic conditions on the Company’s results are highly uncertain. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are evolving rapidly and in ways that are difficult to fully anticipate. At this time we cannot reasonably estimate the full impact of the pandemic on the Company, given the uncertainty over the duration and severity of the economic crisis. In addition, because COVID-19 did not begin to affect the Company's financial results until late in the first quarter of 2020, its impact on the Company’s results in the first quarter of 2020 may not be not indicative of its impact on the Company’s results for the remainder of 2020.

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

Key Factors Affecting Our Business

Key factors that we believe impact our business, results of operations and financial condition include, but are not limited to, the following:

●	the dollar amount volume and the number of transactions that are processed by the customers that we currently serve;
●	our ability to attract new merchants and onboard them as active processing customers;
●	our ability to successfully integrate recent acquisitions and complete future acquisitions;
●	our ability to offer new and competitive payment technology solutions to our customers; and
●	general economic conditions and consumer finance trends.

Recent Acquisition

On February 10, 2020, we announced the acquisition of CDT Technologies, LTD d/b/a Ventanex (“Ventanex”) for up to $50.0 million, which includes a $14.0 million performance-based earnout. The closing of the acquisition was financed with a combination of cash on hand and new borrowings under our existing credit facility. See Note 5 to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our customers process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services are determined, based on the judgment of the Company’s management, considering factors such as margin objectives, pricing practices and controls, customer segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated customers. During the three months ended March 31, 2020 and 2019, we believe our chargeback rate was less than 1% of our card payment volume.

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

Depreciation and amortization. Depreciation expense consists of depreciation on our investments in property, equipment and computer hardware. Depreciation expense is recognized on a straight-line basis over the estimated useful life of the asset. Amortization expense for software development costs and purchased software is recognized on the straight-line method over a three-year estimated useful life, over a ten-year estimated useful life for customer relationships and channel relationships, and over a two-year estimated useful life for non-compete agreements.

Interest expense. Prior to the closing of the Business Combination, interest expense consisted of interest in respect of our indebtedness under our Prior Credit Agreement (as defined below), which was terminated in connection with the closing of the Business Combination. In periods after the closing of the Business Combination, interest expense consists of interest in respect of our indebtedness under the New Credit Agreement, which was entered into in connection with the Business Combination and amended in February 2020.

Change in fair value of tax receivable liability. This amount represents the change in fair value of the tax receivable agreement liability.  The TRA liability is carried at fair value; so, any change to the valuation of this liability is recognized through this line in other expense.  The change in fair value can result from the exchange of Post-Merger Repay Units for Class A common stock of Repay Holdings Corporation, or through accretion of the discounted fair value of the expected future cash payments.

Results of Operations

	Successor	Predecessor
(in $ thousands)	Three Months ended March 31, 2020	Three Months ended March 31, 2019
Revenue	$39,463	$23,023
Operating expenses
Other costs of services	$10,771	$5,119
Selling, general and administrative	18,166	8,677
Depreciation and amortization	13,904	2,914
Total operating expenses	$42,842	$16,710
Income (loss) from operations	$(3,379)	$6,313
Other expenses
Interest expenses	(3,518)	(1,449)
Change in fair value of tax receivable liability	(542)	-
Other income	39	0
Total other (expenses) income	(4,021)	(1,449)
Income (loss) before income tax expense	(7,400)	4,864
Income tax benefit	1,116	-
Net income (loss)	$(6,284)	$4,864
Net income (loss) attributable to non-controlling interest	(2,852)	-
Net income (loss) attributable to the Company	$(3,432)	$4,864
Weighted-average shares of Class A common stock outstanding - basic and diluted	37,624,829
Loss per Class A share - basic and diluted	$(0.09)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenue

Total revenue was $39.5 million for the three months ended March 31, 2020 and $23.0 million in the three-month period ended March 31, 2019, an increase of $16.4 million or 71.4%. This increase was the result of newly signed customers, the growth of our existing customers, as well as the acquisitions of TriSource, APS, and Ventanex. For the three months ended March 31, 2020, incremental revenues of approximately $12.5 million are attributable to TriSource, APS, and Ventanex.

Other Costs of Services

Other costs of services were $10.8 million for the three months ended March 31, 2020 and $5.1 million in the three-month period ended March 31, 2019, an increase of $5.7 million or 110.4%. Other costs of services generally increase in proportion to card processing volume. For the three months ended March 31, 2020, incremental costs of services of approximately $5.2 million are attributable to TriSource, APS, and Ventanex.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.2 million for the three months ended March 31, 2020 and $8.7 million in the three-month period ended March 31, 2019, an increase of $9.5 million or 109.4%. This increase was primarily due to one-time expenses associated with the APS and Ventanex acquisitions, general business growth, and increases in expenses relating to software and technological services, rent, telecommunication costs, advertising and marketing.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $13.9 million for the three months ended March 31, 2020 and $2.9 million in the three month period ended March 31, 2019, an increase of $11.0 million or 377.1%. The increase was primarily due to fair value adjustments to intangibles resulting from the Business Combination, as well as additional depreciation and amortization of fixed assets and intangibles from the acquisitions of TriSource, APS, and Ventanex.

Interest Expense

Interest expense was $3.5 million for the three months ended March 31, 2020 and $1.4 million in the three month period ended March 31, 2019, an increase of $2.1 million or 142.8%. This increase was due to a higher average outstanding principal balance under our New Credit Agreement as compared to the average outstanding principal balance under the Prior Credit Agreement.

Change in Fair Value of Assets and Liabilities

Change in fair value of assets and liabilities were $0.5 million for the three months ended March 31, 2020 which consisted of fair value adjustments related to the tax receivable liability.

Income Tax

Prior to the Business Combination, the Company was not subject to corporate income taxation and, thus, did not have any corporate income tax expense for the three months ended March 31, 2019. Therefore, comparison of the three months ended March 31, 2020 and the three months ended March 31, 2019 are not meaningful.

The income tax benefit recorded for the three months ended March 31, 2020 of $1.1 million reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent. This was a result of the operating loss incurred by the Company, primarily driven by stock-based compensation deductions as well as the amortization of assets acquired in Business Combination and acquisitions of TriSource, APS and Ventanex.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

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

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain non-cash and non-recurring charges, such as loss on extinguishment of debt, non-cash change in fair value of contingent consideration, transaction expenses, share-based compensation expense, management fees, legacy commission related charges, employee recruiting costs, loss on disposition of property and equipment, strategic initiative related costs and other non-recurring charges, net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on as-converted basis) for the three months ended March 31, 2020 (excluding certain shares that were subject to forfeiture). Organic gross profit growth is a non-GAAP financial measure that represents the year-over-year gross profit growth that excludes gross profit attributed to acquisitions.

We believe that Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per share and organic gross profit growth provide useful information to investors and others in understanding and evaluating its operating results in the same manner as management. However, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per share and organic gross profit growth are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating profit, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per share, organic gross profit growth or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate our non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per share and organic gross profit growth alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP.  You should be aware of additional limitations with respect to Adjusted Net Income per share because the GAAP presentation of net loss per share is only reflected for the three months ended March 31, 2020.

The following tables set forth a reconciliation of Repay’s results of operations for the three-month periods ended March 31, 2020 and 2019.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended March 31, 2020 and 2019

	Successor			Predecessor
(in $ thousands)	Three Months Ended March 31, 2020	Adjustments(l)	Pro Forma Three Months Ended March 31, 2020	Three months ended March 31, 2019
Revenue	$39,463		$39,463	$23,023
Operating expenses
Other costs of services	$10,771		$10,771	$5,119
Selling, general and administrative	18,166		18,166	8,677
Depreciation and amortization	13,904	(8,159)	5,746	2,914
Total operating expenses	$42,842		$34,683	$16,710
Income (loss) from operations	$(3,379)		$4,779	$6,313
Other expenses
Interest expenses	(3,518)		(3,518)	(1,449)
Change in fair value of tax receivable liability	(542)		(542)	-
Other income	39		39	0
Total other (expenses) income	(4,021)		(4,021)	(1,449)
Income (loss) before income tax expense	(7,400)		758	4,864
Income tax benefit	1,116		1,116	-
Net income (loss)	$(6,284)		$1,874	$4,864

Add:
Interest expense			3,518	1,449
Depreciation and amortization(a)			5,746	2,914
Income tax (benefit)			(1,116)	-
EBITDA			$10,022	$9,227

Non-cash change in fair value of assets and liabilities(b)			542	—
Share-based compensation expense(c)			3,523	127
Transaction expenses(d)			2,869	1,686
Management Fees(e)			—	100
Employee recruiting costs(f)			—	15
Other taxes(g)			186	59
Strategic initiative costs(h)			78	124
Other non-recurring charges(i)			130	—
Adjusted EBITDA			$17,350	$11,338

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended March 31, 2020 and 2019

	Successor			Predecessor
(in $ thousands)	Three Months Ended March 31, 2020	Adjustments(l)	Pro Forma Three Months Ended March 31, 2020	Three months ended March 31, 2019
Revenue	$39,463		$39,463	$23,023
Operating expenses
Other costs of services	$10,771		$10,771	$5,119
Selling, general and administrative	18,166		18,166	8,677
Depreciation and amortization	13,904	(8,159)	5,746	2,914
Total operating expenses	$42,842		$34,683	$16,710
Income (loss) from operations	$(3,379)		$4,779	$6,313
Other expenses
Interest expenses	(3,518)		(3,518)	(1,449)
Change in fair value of tax receivable liability	(542)		(542)	-
Other income	39		39	0
Total other (expenses) income	(4,021)		(4,021)	(1,449)
Income (loss) before income tax expense	(7,400)		758	4,864
Income tax benefit	1,116		1,116	-
Net income (loss)	$(6,284)		$1,874	$4,864

Add:
Amortization of Acquisition-Related Intangibles(j)			4,113	1,980
Non-cash change in fair value of assets and liabilities(b)			542	-
Share-based compensation expense(c)			3,523	127
Transaction expenses(d)			2,869	1,686
Management Fees(e)			—	100
Employee recruiting costs(f)			—	15
Strategic initiative costs(h)			78	124
Other non-recurring charges(i)			130	—
Pro forma taxes at effective rate(m)			(1,697)	—
Adjusted Net Income			$11,432	$8,896

Shares of Class A common stock outstanding (on an as-converted basis)(k)			67,130,452
Adjusted Net income per share			$0.17

(a)	See footnote (j) for details on our amortization and depreciation expenses.
(b)	Reflects the changes in management’s estimates of the fair value of the liability relating to the Tax Receivable Agreement.
(c)

Represents compensation expense associated with Hawk Parent’s equity compensation plans, totaling $127,195 in the Predecessor period and $3,522,731 as a result of new grants made in the Successor period.

(d)

Primarily consists of (i) during the three months ended March 31, 2020, professional service fees and other costs incurred in connection with the acquisition of Ventanex, and additional transaction expenses incurred in connection with the Business Combination and the acquisitions of TriSource Solutions and APS Payments, which transactions closed in 2019 and (ii) during the three months ended March 31, 2019, professional service fees and other costs incurred in connection with the Business Combination.

(e)	Reflects management fees paid to Corsair Investments, L.P. pursuant to the management agreement, which terminated upon the completion of the Business Combination.
(f)	Represents payments made to third-party recruiters in connection with a significant expansion of our personnel, which REPAY expects will become more moderate in subsequent periods.
(g)	Reflects franchise taxes and other non-income based taxes.
(h)	Represents consulting fees relating to our processing services and other operational improvements that were not in the ordinary course.
(i)

For the three months ended March 31, 2020, reflects expenses incurred related to one-time accounting system and compensation plan implementation related to becoming a public company, as well as extraordinary refunds to customers and other payments related to COVID-19.

(j)

For the three months ended March 31, 2019, reflects amortization of customer relationships intangibles acquired through Hawk Parent’s acquisitions of PaidSuite and Paymaxx during the year ended December 31, 2017 and the recapitalization transaction in 2016, through which Hawk Parent was formed in connection with the acquisition of a majority interest in Repay Holdings, LLC by certain investment funds sponsored by, or affiliated with, Corsair Capital LLC. For the three months ended March 31, 2020 reflects amortization of the customer relationships intangibles described previously, as well as customer relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and customer relationships, non-compete agreement, and software intangibles acquired through Repay Holdings, LLC’s acquisitions of TriSource Solutions, APS Payments, and Ventanex. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three months ended March 31,
	2020	2019
(in $ thousands)	(Successor)	(Predecessor)
Acquisition-related intangibles	$4,113	$1,980
Software	1,379	790
Reseller buyouts	15	15
Amortization	$5,507	$2,785
Depreciation	239	130
Total Depreciation and amortization[1]	$5,746	$2,915

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

(k)

Represents the weighted average number of shares of Class A common stock outstanding (on as-converted basis) for the three months ended March 31, 2020 (excluding shares that were subject to forfeiture).

(l)	Adjustment for incremental depreciation and amortization recorded due to fair-value adjustments under ASC 805 in the Successor period.
(m)

Represents pro forma income tax adjustment effect associated with items adjusted above. As Hawk Parent, as the accounting Predecessor, was not subject to income taxes, the tax effect above was calculated on the adjustments related to the Successor period only.

Adjusted EBITDA for the three months ended March 31, 2020 and 2019 was $17.4 million and $11.3 million, respectively, representing a 53.0% year-over-year increase. Adjusted Net Income for the three months ended March 31, 2020 and 2019 was $11.4 million and $8.9 million, respectively, representing a 28.5% year-over-year increase. Our net income (loss) attributable to the Company for the three months ended March 31, 2020 and 2019 was $(3.4) million and $4.9 million, respectively, representing a 170.6% year-over-year decrease.

These increases in Adjusted EBITDA and Adjusted Net Income, in the three months ended March 31, 2020 are the result of the growing card payment volume and revenue figures described above, new customers, and same store sales growth from existing customers as well as the acquisitions of TriSource, APS, and Ventanex. The decrease in net income in the three months ended March 31, 2020, is primarily the result of one-time expenses incurred in connection with the acquisitions of Ventanex and APS as well as stock compensation expense.

Seasonality

We have experienced in the past, and may continue to experience, seasonal fluctuations in our volumes and revenues as a result of consumer spending patterns. Volumes and revenues, per each customer store, during the first quarter of the calendar year tend to increase in comparison to the remaining three quarters of the calendar year. This increase is due to consumers’ receipt of tax refunds and the increases in repayment activity levels that follow. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the similar seasonal factors as our volumes and revenues.

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of March 31, 2020, we had $32.7 million of cash and cash equivalents and available borrowing capacity of $90.0 million under the New Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and customer settlement funds of $11.7 million at March 31, 2020. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the New Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.

However, the COVID-19 pandemic could continue to create uncertainty and volatility in the financial markets which may impact our ability to access capital and liquidity, and the terms under which we can do so. As the impact of the COVID-19 pandemic on the economy and our operations is fluid and evolves, we will continue to assess our liquidity needs.

We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including Hawk Parent, which distributions may be restricted by law or contractual agreements, including agreements governing their indebtedness. For a discussion of those considerations and restrictions, refer to Part II, Item 1A "Risk Factors - Risks Related to Our Class A Common Stock" in our Annual Report on Form 10-K.

Cash Flows

The following table present a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Successor	Predecessor
(in $ thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net cash provided by (used in) operating activities	$8,571	$(343)
Net cash used in investing activities	(38,297)	(2,041)
Net cash provided by (used in) financing activities	36,216	(1,377)

Cash Flow from Operating Activities

Net cash provided by operating activities was $8.6 million in the three months ended March 31, 2020.

Net cash used by operating activities was $0.3 million in the three months ended March 31, 2019.

Cash provided by operating activities for the three months ended March 31, 2020 and 2019 reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $38.3 million in the three months ended March 31, 2020, due to the acquisition of Ventanex, and capitalization of software development activities.

Net cash used in investing activities was $2.0 million in the three months ended March 31, 2019 due to capitalization of software development activities.

Cash Flow from Financing Activities

Net cash provided by financing activities was $36.2 million in the three months ended March 31, 2020, due to new borrowings related to the acquisition of Ventanex under the New Credit Agreement, as well as funds received related to the exercise of warrants, offset by repayment of the outstanding revolver balance related to the New Credit Agreement in connection with its amendment and the acquisition of Ventanex, and repayments of the term loan principal balance under the New Credit Agreement.

Net cash used in financing activities was $1.4 million in the three months ended March 31, 2019 due to $1.2 million of repayments of the term loan principal balance related to our Prior Credit Agreement and $0.2 million of tax distributions to Hawk Parent’s members.

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

New Credit Agreement

In connection with the Business Combination, on July 11, 2019, TB Acquisition Merger Sub LLC, Hawk Parent and certain subsidiaries of Hawk Parent, as guarantors, entered into a Revolving Credit and Term Loan Agreement (as amended, the “New Credit Agreement”) with certain financial institutions, as lenders, and Truist Bank (formerly SunTrust Bank), as the administrative agent.

On February 10, 2020, we announced the acquisition of Ventanex. The closing of the acquisition was financed partially from new borrowings under our existing credit facility. As part of the financing for the transaction, we entered into an agreement with Truist Bank and other members of its existing bank group to amend and upsize the New Credit Agreement.

As of March 31, 2020, the New Credit Agreement provides for a senior secured term loan facility of $255.0 million, a delayed draw term loan of $60.0 million, and a revolving credit facility of $30.0 million. As of March 31, 2020, we had $0.0 million drawn against the revolving credit facility. We paid $42,361 in fees related to unused commitments in the three month period ended March 31, 2020.

As of March 31, 2020, we had term loan borrowings of $246.5 million, net of deferred issuance costs, under the New Credit Agreement, and we were in compliance with its restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants of the New Credit Agreement, prospectively.

Tax Receivable Agreement

Upon the completion of the Business Combination, we entered into that certain Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) with holders of limited liability company interests of Hawk Parent (the “Post-Merger Repay Units”). As a result of the TRA, we established a liability in our consolidated financial statements. Such liability, which will increase upon the exchanges of Post-Merger Repay Units for the Class A common stock of the Company, generally represents 100% of the estimated future tax benefits, if any, relating to the increase in tax basis that will result from exchanges of the Post-Merger Repay Units for shares of Class A common stock pursuant to the

Exchange Agreement and certain other tax attributes of the Company and tax benefits of entering into the TRA, including tax benefits attributable to payments under the TRA.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for a complete discussion of critical accounting policies.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2020 or December 31, 2019.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and LIBOR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of March 31, 2020 and December 31, 2019, we had term loan borrowings of $253.4 million and $208.9 million, respectively, and revolver borrowings of $0.0 million and $10.0 million, respectively, outstanding under the respective credit agreements. The borrowings accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted LIBOR rate plus a margin of 2.50% to 3.50% under the New Credit Agreement, in each case depending on the total net leverage ratio, as defined in the respective agreements governing the New Credit Agreement. In October 2019 and February 2020, we entered into two separate swap agreements with notional amounts of $140.0 million and $30.0 million, respectively. These interest rate swaps effectively converted $170.0 million of the outstanding term loan into to fixed rate payments for 57 months and 60 months, respectively. A 1.0% increase or decrease in the interest rate applicable to such borrowings under the New Credit Agreement would have increased or decreased cash interest expense on our indebtedness by approximately $0.8 million per annum and $0.8 million per annum, respectively.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019 (as amended, the “2019 Form 10-K”) except as noted below.  The disclosure set forth below supplements and updates, and should be read together with, the risk factors in the 2019 Form 10-K.

The impact of the recent outbreak of COVID-19 and the measures implemented to mitigate the spread of the virus on our business, results of operations and financial condition will depend on future developments, which are highly uncertain and largely without precedent.

We face various risks related to the recent outbreak of a novel strain of coronavirus (COVID-19), which the World Health Organization declared a global pandemic in March 2020.  The COVID-19 pandemic and the mitigation efforts by governments and other parties to attempt to control its spread have adversely impacted the U.S. and global economy, leading to reduced consumer and business spending, reduced economic activity and disruptions and volatility in the U.S. and global capital markets.  We are diligently working to ensure that we can continue to operate with minimal disruption, mitigate the impact of the pandemic on our employees’ health and safety, and address potential business interruptions on ourselves and our customers.  However, we cannot assure you that we will be successful in these efforts.

We expect that that the COVID-19 pandemic, the mitigation efforts and the resulting economic impact will have an adverse effect on our business, results of operations and financial condition.  The actual effect (which could be material) cannot be reasonably estimated at this time, and it will depend on numerous evolving factors and future developments that we are not able to predict, including: the duration, spread and severity of the outbreak; the nature, extent and effectiveness of mitigation  measures; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; and how quickly and to what extent normal economic and operating conditions can resume.  We believe that the resulting financial impact on our business, results of operations and financial conditions will not be known for a significant period of time.

The effects of the COVID-19 pandemic, the mitigation efforts and the resulting economic impact on our business, results of operations and financial condition have included and may continue to include the following with respect to the key industry-oriented “vertical” markets that we serve:

•

Government-imposed or suggested “shelter-in-place” or similar orders, significant reductions in consumer spending, high unemployment, bankruptcies or financial distress, could result in a decrease in the origination of personal or automotive loans and a decrease in payments (from delinquencies, defaults or otherwise) made in respect of existing obligations.

•	Loan payment deferrals (whether government-mandated or voluntary) could result in a reduction in the amount of loan payments received.
•	Moratoriums on debt collection activities could result in decreased receivables management payments.
•	The overall economic slowdown and reduction in business spending could result in a decrease in the amount of B2B payments.
•

A reduction in elective medical procedures or health provider visits could result in a decrease in the amount of payments to healthcare providers from insurance companies and third-party health administrators.

The above effects are likely to result in an adverse impact on the amount of fees we can earn for processing payments and other transactions on behalf of our customers.  There may be a delay in the timing of when our business is impacted by these matters.

Other effects of the COVID-19 pandemic, the mitigation efforts and the resulting economic impact on our business, results of operations and financial condition have included and may continue to include:

•	Diversion of management focus to addressing impacts of the COVID-19 pandemic could potentially disrupt our 2020 operating plans.

•

Social distancing measures, suspension of all non-essential travel and cancellation or postponement of various tradeshows may impede the ability of our sales force to attract new customers and grow relationships with existing customers.

•

The temporary closure of our offices and implementation of “work-from-home” policies for our employees could negatively impact productivity, increase our cybersecurity risks and disrupt the conduct of our business in the ordinary course.

To the extent the COVID-19 pandemic, the mitigation efforts and the resulting economic impact adversely affect our business, results of operations and financial condition, such matters may also have the effect of heightening many of the other risks described in the risk factors disclosed in our 2019 Form 10-K, such as those relating to our responsibility for the prevention of unauthorized disclosure of consumer data, our ability to minimize losses relating to chargebacks, fraud and similar losses, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1

Securities Purchase Agreement, dated as February 10, 2020, by and among Repay Holdings, LLC and the direct and indirect owners of CDT Technologies, LTD (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 10, 2020).

3.1	Certificate of Corporate Domestication of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 17, 2019.

3.2	Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 17, 2019).

3.3	By-Laws of Repay Holdings Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed on July 17, 2019).

10.1

First Amendment to Revolving Credit and Term Loan Agreement, dated as February 10, 2020, by and among Hawk Parent Holdings, LLC, the other borrowers and guarantors party thereto, the banks and other financial institutions and lenders party thereto, and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2020).

10.2	Form of Restricted Stock Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 17, 2020).

10.3

Form of Performance-Based Restricted Stock Units Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 17, 2020).

31.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Form 10‑Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i)  Consolidated Balance Sheets, (ii)  Consolidated Statements of Operations, (iii) Consolidated Statements of Changes In Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: May 11, 2020	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)