Form 10-Q
period 2020-06-30
Repay Holdings Corp
filed 2020-08-10
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, there are 58,515,846 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 2,271,603 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of August 6, 2020, the holders of such outstanding shares of Class V common stock also hold 23,083,755 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended June 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, the expected impact of the COVID-19 pandemic, the expected benefits of our recent acquisitions, our financial performance, our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to: exposure to economic conditions and political risk affecting the consumer loan market and consumer and commercial spending; the impacts of the ongoing COVID-19 coronavirus pandemic and the actions taken to control or mitigate its spread (which impacts are highly uncertain and cannot be reasonably estimated or predicted at this time); a delay or failure to integrate and realize the benefits of our recent acquisitions and any difficulties associated with operating in the markets in which we have limited experience; changes in the payment processing market in which we compete, including with respect to its competitive landscape, technology evolution or regulatory changes; changes in the vertical markets that we target; risks relating to our relationships within the payment ecosystem; risk that we may not be able to execute our growth strategies, including identifying and executing acquisitions; risks relating to data security; changes in accounting policies applicable to us; the risk that we may not be able to develop and maintain effective internal controls; and those risks described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K and Part II, Item 1A “Risk Factors" of this Form 10-Q. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$165,914,391	$24,617,996
Accounts receivable	14,231,350	14,068,477
Related party receivable	-	563,084
Prepaid expenses and other	4,635,036	4,632,965
Total current assets	184,780,777	43,882,522

Property, plant and equipment, net	1,788,822	1,610,652
Restricted cash	13,794,839	13,283,121
Customer relationships, net of amortization	258,135,064	247,589,240
Software, net of amortization	59,587,029	61,219,143
Other intangible assets, net of amortization	24,109,471	24,241,505
Goodwill	412,167,853	389,660,519
Deferred tax assets	25,766,581	-
Other assets	-	555,449
Total noncurrent assets	795,349,659	738,159,629
Total assets	$980,130,436	$782,042,151

Liabilities
Accounts payable	$10,225,022	$9,586,001
Related party payable	18,224,056	14,571,266
Accrued expenses	15,880,690	15,965,683
Current maturities of long-term debt	7,175,650	5,500,000
Current tax receivable agreement	7,827,480	6,336,487
Total current liabilities	59,332,898	51,959,437

Long-term debt, net of current maturities	252,529,352	197,942,705
Line of credit	-	10,000,000
Tax receivable agreement, net of current portion	99,752,153	60,839,739
Deferred tax liability	-	768,335
Other liabilities	10,878,251	16,864
Total noncurrent liabilities	363,159,756	269,567,643
Total liabilities	$422,492,654	$321,527,080

Commitment and contingencies (Note 12)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized and 52,018,330 issued and outstanding as of June 30, 2020	5,202	3,753
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of June 30, 2020	-	-
Additional paid-in capital	474,608,423	307,914,346
Accumulated other comprehensive (loss) income	(6,882,240)	313,397
Accumulated deficit	(69,938,145)	(53,878,460)
Total stockholders' equity	$397,793,240	$254,353,036

Equity attributable to non-controlling interests	159,844,542	206,162,035

Total liabilities and stockholders' equity and members' equity	$980,130,436	$782,042,151

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Successor)		(Predecessor)
Revenue	$36,500,525	$75,963,062	$21,685,675	44,709,081
Operating Expenses
Costs of services	8,726,627	19,497,924	4,629,021	9,748,206
Selling, general and administrative	19,018,212	37,184,403	8,455,545	17,132,179
Depreciation and amortization	14,705,598	28,609,982	2,975,299	5,889,627
Change in fair value of contingent consideration	740,000	740,000	-	-
Total operating expenses	43,190,437	86,032,309	16,059,865	32,770,012
(Loss) Income from operations	(6,689,912)	(10,069,247)	5,625,810	11,939,069
Other (expense) income
Interest expense	(3,704,355)	(7,222,140)	(1,469,736)	(2,918,628)
Change in fair value of tax receivable liability	(10,038,458)	(10,580,421)	-	-
Other income	5,399	44,447	19	38
Total other (expense) income	(13,737,414)	(17,758,114)	(1,469,717)	(2,918,590)
(Loss) income before income tax expense	(20,427,326)	(27,827,361)	4,156,093	9,020,479
Income tax benefit	3,896,626	5,012,218	-
Net (loss) income	$(16,530,700)	$(22,815,143)	$4,156,093	$9,020,479
Less: Net (loss) income attributable to non-controlling interests	(3,903,059)	(6,755,458)	-
Net (loss) income attributable to the Company	$(12,627,641)	$(16,059,685)	$4,156,093	$9,020,479

Loss per Class A share:
Basic and diluted	$(0.30)	$(0.40)
Weighted-average shares outstanding:
Basic and diluted	41,775,128	39,699,841

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Successor)		(Predecessor)
Net (loss) income	$(16,530,700)	$(22,815,143)	$4,156,093	$9,020,479
Other comprehensive loss, before tax
Change in fair value of designated cash flow hedges	(1,393,220)	(11,247,984)	—	—
Total other comprehensive loss, before tax	(1,393,220)	(11,247,984)	—	—
Income tax related to items of other comprehensive income:
Tax benefit on change in fair value of designated cash flow hedges	236,527	1,551,370	—	—
Total income tax benefit on related to items of other comprehensive income	236,527	1,551,370	—	—
Total other comprehensive loss, net of tax	(1,156,693)	(9,696,614)	—	—
Total comprehensive (loss) income	$(17,687,393)	$(32,511,757)	$4,156,093	$9,020,479
Less: Comprehensive loss attributable to non-controlling interests	(4,281,138)	(11,345,199)	—	—
Comprehensive (loss) income attributable to the Company	$(13,406,255)	$(21,166,558)	$4,156,093	$9,020,479

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

(Unaudited)

Total Equity
(Predecessor)
Balance at December 31, 2018	$109,078,357
Net income	4,864,386
Contributions by members	-
Stock based compensation	127,195
Distribution to members	(151,764)
Balance at March 31, 2019	$113,918,174
Net income	4,156,093
Contributions by members	-
Stock based compensation	123,588
Distribution to members	(6,753,227)
Balance at June 30, 2019	$111,444,628

	Class A Common Stock		Class V Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Interests
Balance at December 31, 2019 (Successor)	37,530,568	$3,753	100	$-	$307,914,346	$(53,878,460)	$313,397	$254,353,036	$206,162,035
Stock-based compensation		-		-	3,522,731	-	-	3,522,731	-
Warrant exercise	308,051	31		-	3,534,157	-	-	3,534,188	-
Net loss		-		-	-	(3,432,044)	-	(3,432,044)	(2,852,399)
Accumulated other comprehensive (loss) income		-		-	-	-	(5,643,102)	(5,643,102)	(4,211,662)
Balance at March 31, 2020 (Successor)	37,838,619	$3,784	100	$-	$314,971,234	$(57,310,504)	$(5,329,705)	$252,334,809	$199,097,974
Issuance of new shares	9,200,000	920			173,991,388			173,992,308	-
Redemption of Post-Merger Repay Units					(63,321,690)		(700,895)	(64,022,585)	(34,777,415)
Stock-based compensation		-		-	5,475,449	-	-	5,475,449	-
Warrant exercise	4,979,711	498		-	51,792,829	-	-	51,793,327	-
Valuation allowance on Ceiling Rule DTA		-		-	(8,300,787)	-	-	(8,300,787)	-
Net loss		-		-	-	(12,627,641)	-	(12,627,641)	(3,903,059)
Accumulated other comprehensive (loss) income		-		-	-	-	(851,640)	(851,640)	(572,958)
Balance at June 30, 2020 (Successor)	52,018,330	$5,202	100	$-	$474,608,423	$(69,938,145)	$(6,882,240)	$397,793,240	$159,844,542

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(Successor)	(Predecessor)
Cash flows from operating activities
Net (loss) income	$(22,815,143)	$9,020,479

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,609,982	5,889,627
Stock based compensation	8,998,180	250,783
Amortization of debt issuance costs	663,294	203,702
Fair value change in tax receivable agreement liability	10,580,421	-
Fair value change in other assets and liabilities	708,622	-
Deferred tax expense	(5,012,717)	-
Change in accounts receivable	1,213,666	(1,040,466)
Change in related party receivable	563,084	-
Change in prepaid expenses and other	178,443	(48,015)
Change in accounts payable	486,986	(1,207,963)
Change in related party payable	(14,467,759)	-
Change in accrued expenses and other	(458,152)	(4,908,835)
Change in other liabilities	168,852	-
Net cash provided by operating activities	9,417,759	8,159,312

Cash flows from investing activities
Purchases of property and equipment	(539,008)	(182,931)
Purchases of software	(7,202,987)	(3,572,077)
Acquisition of Ventanex, net of cash and restricted cash acquired	(35,521,024)	-
Acquisition of APS Payments, net of cash and restricted cash acquired	(465,454)	-
Net cash used in investing activities	(43,728,473)	(3,755,008)

Cash flows from financing activities
Change in line of credit	(10,000,000)	-
Issuance of long-term debt	60,425,983	-
Payments on long-term debt	(2,965,162)	(2,450,000)
Public issuance of Class A Common Stock	173,992,308	-
Exercise of warrants	55,327,515	-
Redemption of Post-Merger Repay Units	(98,800,000)	-
Distributions to Members	-	(6,904,991)
Payment of loan costs	(1,861,817)	-
Net cash provided by (used in) financing activities	176,118,827	(9,354,991)

Increase (decrease) in cash, cash equivalents and restricted cash	141,808,113	(4,950,687)
Cash, cash equivalents and restricted cash at beginning of period	$37,901,117	$23,262,058
Cash, cash equivalents and restricted cash at end of period	$179,709,230	$18,311,371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest	$6,433,715	$2,714,926

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES

Acquisition of Ventanex in exchange for contingent consideration	$10,800,000

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

On June 2, 2020, the Company completed an underwritten offering of 9,200,000 shares of its Class A common stock (the “Follow-on Offering”) pursuant to the terms of an Underwriting Agreement (the “Underwriting Agreement”), dated May 28, 2020, with Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as representatives of the several underwriters named therein. 1,200,000 shares of such Class A common stock were sold in the offering in connection with the full exercise of the underwriters’ option to purchase additional shares pursuant to the Underwriting Agreement. The shares of Class A common stock issued by the Company were sold at a price to the public of $20.00 per share ($19.00 per share net of underwriting discounts and commissions). The material terms of the offering are described in the prospectus, dated May 28, 2020 (the “Prospectus”), filed by the Company with the Securities and Exchange Commission (the “Commission”) on June 1, 2020, pursuant to Rule 424(b) under the Securities Act. The offering was registered with the Commission pursuant to a Registration Statement on Form S-1 (File No. 333-238691) filed by the Company on May 26, 2020.

In connection with the Follow-on Offering, the Company entered into a unit purchase agreement (the “Unit Purchase Agreement”), dated May 28, 2020, with CC Payment Holdings, L.L.C., an entity controlled by Corsair, pursuant to which the Company acquired 5,200,000 units representing limited liability company interests of Hawk Parent (“Post-Merger Repay Units”) at a purchase price of $19.00 per Post-Merger Repay Unit, which was equal to the purchase price per share of Class A common stock paid to the Company by the underwriters for shares of Class A common stock in connection with the Follow-on Offering.

In the three months ended June 30, 2020, warrant holders of the Company exercised warrants in exchange for 5.0 million shares of Class A common stock.  The Company received $51.8 million upon the exercise of the warrants. As of June 30, 2020, 11.1 million warrants remained outstanding, which were exercisable for 3.2 million shares of Class A common stock.  On July 27, 2020, the Company completed the previously announced redemption of all of its outstanding warrants.  Please refer to note 16 for more detail.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Repay Holdings Corporation, the majority-owned Hawk Parent Holdings LLC and its wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Services LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC (“PaidSuite”), Marlin Acquirer, LLC (“Paymaxx”), REPAY International LLC, REPAY Canada ULC, TriSource Solutions, LLC (“TriSource”),  Mesa Acquirer, LLC, CDT Technologies LTD. and Viking GP Holdings, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

The accompanying interim consolidated financial statements of the Company were prepared in accordance with GAAP. The Company uses the accrual basis of accounting whereby revenues are recognized when earned, usually upon the date services are rendered, and expenses are recognized at the date services are rendered or goods are received.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

Revenue recorded by the Company in the capacity as a principal is reported on a gross basis equal to the full amount of consideration to which the Company expects in exchange for the good or service transferred. Revenue recorded with the Company acting in the capacity of an agent is reported on a net basis, exclusive of any consideration provided to the principal party in the transaction.

Interchange and network fees

Within its contracts with customers, the Company incurs interchange and network pass-through charges from the third-party card issuers and payment networks, respectively, related to the provision of payment authorization and routing services. The Company has determined that it is acting as an agent with respect to these payment authorization and routing services and as such, the Company views the card-issuing bank and the payment network as the principal for these performance obligations. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the three and six months ended June 30, 2020 and 2019 respectively.

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

Disaggregation of revenue

The table below presents a disaggregation of revenue by direct and indirect relationships for the periods indicated:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Successor)		(Predecessor)
Revenue
Direct relationships	$35,873,834	$74,589,458	$21,109,498	$43,419,215
Indirect relationships	626,691	1,373,604	576,177	1,289,866
Total Revenue	$36,500,525	$75,963,062	$21,685,675	$44,709,081

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

4. Earnings Per Share

During the three and six months ended June 30, 2020, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (the “Post-Merger Repay Units”), unvested restricted share awards and all warrants would have been anti-dilutive.

The following table summarizes net loss attributable to the Company and the weighted average basic and basic and diluted shares outstanding:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Loss before income tax expense	$(20,427,326)	$(27,827,361)
Less: Net loss attributable to non-controlling interests	(3,903,059)	(6,755,458)
Income tax benefit	3,896,626	5,012,218
Net loss attributable to the Company	$(12,627,641)	$(16,059,685)

Weighted average shares of Class A common stock outstanding - basic and diluted	41,775,128	39,699,841

Loss per share of Class A common stock outstanding - basic and diluted	$(0.30)	$(0.40)

For the three and six months ended June 30, 2020, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

Post-Merger Repay Units exchangeable for Class A common stock	24,305,623	24,305,623
Dilutive warrants exercisable for Class A common stock	1,758,145	1,758,145
Unvested restricted share awards of Class A common stock	2,899,272	2,899,272
Share equivalents excluded from earnings (loss) per share	28,963,040	28,963,040

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

5. Business Combinations

APS Payments

On October 14, 2019, the Company acquired substantially all of the assets of APS Payments (“APS”) for $30.5 million in cash. In addition to the $30.5 million cash consideration, which includes the net working capital adjustment settled in the three months ended June 30, 2020, the APS selling equity holders may be entitled to a total of $30.0 million in three separate cash earnout payments (“APS Earnout”), dependent on the achievement of certain growth targets. The asset purchase agreement between Repay and APS contains customary representations, warranties and covenants by

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Repay and the former owners of APS, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the selling members of APS:

Cash consideration	$30,465,454
Contingent consideration (1)	18,580,549
Total purchase price	$49,046,003

(1)

Reflects the fair value of APS Earnout, to be paid to the selling members of APS, pursuant to the asset purchase agreement between APS and Repay Holdings, LLC (“APS Purchase Agreement”). The selling members of APS will have the contingent earnout right to receive a payment of up to $30.0 million in three separate payments, dependent on the achievement of certain growth targets, as defined in the APS Purchase Agreement, for the period commencing on October 12, 2019 and ending on December 31, 2020.  On April 6, 2020, the Company paid the first APS Earnout payment of $14.3 million. As of June 30, 2020, the remaining APS Earnout was adjusted to $5.0 million, net of the first payment, which resulted in a $0.7 million adjustment included in the change in fair value of contingent consideration in the unaudited interim consolidated statement of operations for the three and six months ended June 30, 2020.

The Company recorded a preliminary allocation of the purchase price to APS Payments’ tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the October 11, 2019 closing date. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$-
Accounts receivable	1,963,177
Prepaid expenses and other current assets	67,158
Total current assets	2,030,335
Property, plant and equipment, net	159,553
Restricted cash	549,978
Identifiable intangible assets	21,500,000
Total identifiable assets acquired	24,239,866
Accounts payable	(1,101,706)
Accrued expenses	(19,018)
Net identifiable assets acquired	23,119,142
Goodwill	25,926,861
Total purchase price	$49,046,003

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.5	5
Trade names	0.5	Indefinite
Merchant relationships	20.5	9
	$21.5

Goodwill of $25.9 million, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of APS Payments.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Ventanex

Upon closing the Ventanex acquisition, the Company acquired all of the ownership interests of CDT Technologies, LTD d/b/a Ventanex (“Ventanex”).  Ventanex is an integrated payment solutions provider to consumer finance (including mortgage servicers) and business-to-business (“B2B”) healthcare verticals.  The mortgage loan servicer and B2B healthcare verticals represent a material expansion of our existing focus. Ventanex’s focus on mortgage payments allowed the Company to expand its personal loan business. Further, the Ventanex acquisition accelerated the Company’s entry into the healthcare payments vertical.

Under the terms of the securities purchase agreement between Repay Holdings, LLC and the direct and indirect owners of CDT Technologies, LTD. (“Ventanex Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $36 million in cash. In addition to the closing consideration, the Ventanex Purchase Agreement contains a performance-based earnout (the “Ventanex Earnout Payment”), which was based on future results of the acquired business and could result in an additional payment to the former owners of Ventanex of up to $14 million. The Ventanex acquisition was financed with a combination of cash on hand and committed borrowing capacity under the Company’s existing credit facility. The Ventanex Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owners of Ventanex, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the selling members of Ventanex:

Cash consideration	$36,000,000
Contingent consideration (1)	10,800,000
Total purchase price	$46,800,000

(1)

Reflects the fair value of the Ventanex Earnout Payment, the contingent consideration to be paid to the selling members of Ventanex, pursuant to the Ventanex Purchase Agreement as of February 10, 2020. The selling partners of Ventanex will have the contingent earn-out right to receive a payment of up to $14.0 million dependent upon the Gross Profit, as defined in the Ventanex Purchase Agreement, for the years ended December 31, 2020 and 2021.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

The Company incurred transaction expenses of $1.0 million and $1.0 million for the three and six months ended June 30, 2020, respectively, related to the Ventanex acquisition.  Ventanex has contributed $4.4 million to revenue and $0.0 million in net income to the Company’s unaudited interim consolidated statement of operations, from February 10, 2020 through June 30, 2020. APS contributed $3.3 million to revenue and $0.0 million in net income to the Company’s unaudited interim consolidated statement of operations for the three months ended June 30, 2020. APS contributed $6.9 million to revenue and $0.7 million in net income to the Company’s unaudited interim consolidated statement of operations for the six months ended June 30, 2020.

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

	Pro Forma Three Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020	Pro Forma Three Months Ended June 30, 2019	Pro Forma Six Months Ended June 30, 2019
Revenue	$36,500,525	$78,256,837	$29,582,615	$63,916,655
Net loss	(16,486,773)	(21,071,965)	(7,140,070)	(15,068,420)
Net loss attributable to non-controlling interests	(3,885,984)	(6,084,209)	(3,528,354)	(6,148,671)
Net loss attributable to the Company	(12,600,789)	(14,987,756)	(3,611,716)	(8,919,749)

Loss per Class A share - basic and diluted	$(0.30)	$(0.38)	$(0.09)	$(0.22)

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

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$165,914,391	$—	$—	$165,914,391
Restricted cash	13,794,839	—	—	13,794,839
Total assets	$179,709,230	$—	$—	$179,709,230
Liabilities:
Contingent consideration	$—	$—	$18,050,000	$18,050,000
Borrowings	—	259,705,002	—	259,705,002
Tax receivable agreement	—	—	107,579,633	107,579,633
Interest rate swap	—	10,692,535	—	10,692,535
Total liabilities	$—	$270,397,537	$125,629,633	$396,027,170

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$24,617,996	$—	$—	$24,617,996
Restricted cash	13,283,121	—	—	13,283,121
Interest rate swap	—	555,449	—	555,449
Total assets	$37,901,117	$555,449	$—	$38,456,566
Liabilities:
Contingent consideration	$—	$—	$14,250,000	$14,250,000
Borrowings	—	213,908,388	—	213,908,388
Tax receivable agreement	—	—	67,176,226	67,176,226
Total liabilities	$—	$213,908,388	$81,426,226	$295,334,614

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

Contingent Consideration

Contingent consideration relates to potential payments that the Company may be required to make associated with acquisitions. The contingent consideration is recorded at fair value based on estimates of discounted future cash flows associated with the acquired businesses.  To the extent that the valuation of these liabilities is based on inputs that are less observable or not observable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for measures categorized in Level 3. The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805, Business Combinations (“ASC 805”).

The Company used a discount rate to determine the present value, based on a risk-free rate adjusted for a credit spread, of the contingent consideration in the simulation approach.  A range of 4.3% to 13.1% and weighted average of 8.7% was applied to the simulated contingent consideration payments, in order to determine the fair value.  A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The following table provides a rollforward of the contingent consideration related to previous business acquisitions.  Refer to Note 5 for more details.
	Six Months Ended June 30,
	2020	2019
	(Successor)	(Predecessor)
Balance at beginning of period	$14,250,000	$1,816,988
Purchases	10,800,000	—
Payments	(14,320,549)	(1,816,988)
Accretion expense	—	—
Valuation adjustment	7,320,549	—
Balance at end of period	$18,050,000	$—

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

Tax Receivable Agreement

Upon the completion of the Business Combination, we entered into the Tax Receivable Agreement (the “TRA”) with holders of Post-Merger Repay Units. As a result of the TRA, we established a liability in our consolidated financial statements.  The TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Post-Merger Repay Unit holders.  These inputs are not observable in the market; thus, the TRA is classified within Level 3 of the fair value hierarchy, under ASC 820.  The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805.

The Company used a discount rate to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA.  A rate of 1.55% was applied to the forecasted TRA payments, in order to determine the fair value.  A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date.

The following table provides a rollforward of the TRA related to the Business Combination and subsequent acquisition of Post-Merger Repay Units held by Corsair, pursuant to the Unit Purchase Agreement.  See Note 15 for further discussion on the TRA.

	Six Months Ended June 30,
	2020	2019
	(Successor)	(Predecessor)
Balance at beginning of period	$67,176,226	$—
Purchases	29,822,986	—
Payments	—	—
Accretion expense	1,096,084	—
Valuation adjustment	9,484,337	—
Balance at end of period	$107,579,633	$—

Interest rate swap

In October 2019, the Company entered into a $140.0 million notional, fifty-seven month interest rate swap agreement, and in February 2020, the Company entered into a $30.0 million notional, sixty month interest rate swap agreement. These interest rate swap agreements are to hedge changes in its cash flows attributable to interest rate risk on

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

a combined $170.0 million of our variable-rate term loan to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense.

These swaps involve the receipt of variable-rate amounts in exchange for fixed interest rate payments over the lives of the agreements without an exchange of the underlying notional amounts and were designated for accounting purposes as cash flow hedges. The interest rate swaps are carried at fair value on a recurring basis in the Consolidated Balance Sheets and are classified within Level 2 of the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. The fair value was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

7. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2020	2019
Furniture, fixtures, and office equipment	$1,019,947	$944,105
Computers	1,350,400	859,426
Leasehold improvements	333,171	223,145
Total	2,703,518	2,026,676
Less: Accumulated depreciation and amortization	914,696	416,024
	$1,788,822	$1,610,652

Depreciation expense for property and equipment was $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively.  Depreciation expense for property and equipment was $0.2 million and $0.3 million for the three and six months ended June 30, 2019, respectively.

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets.  The indefinite-lived intangible assets consist of trade names of $21.7 million as of June 30, 2020.  This balance consists of four trade names, arising from the acquisitions of Hawk Parent, TriSource, APS and Ventanex in the Successor period from July 11, 2019 to June 30, 2020.

Definite-lived intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Customer relationships	$280,700,000	$25,273,001	$255,426,999	9.03
Channel relationships	3,000,000	291,935	2,708,065	9.03
Software costs	83,848,542	24,261,513	59,587,029	1.97
Non-compete agreements	3,990,000	1,580,529	2,409,471	1.84
Balance as of June 30, 2020	$371,538,542	$51,406,978	$320,131,564	7.36

Customer relationships	$256,000,000	$11,393,825	$244,606,175	9.48
Channel relationships	3,000,000	141,935	2,858,065	9.53
Software costs	72,290,752	11,080,696	61,210,056	2.54
Non-compete agreements	3,900,000	733,495	3,166,505	2.28
Balance as of December 31, 2019	$335,190,752	$23,349,951	$311,840,801	7.90

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The Company’s amortization expense for intangible assets was $14.4 million and $28.1 million for the three and six months ended June 30, 2020, respectively.  The amortization expense for intangible assets was $2.8 million and $5.6 million for the three and six months ended June 30, 2019, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

Year Ending December 31,	Estimated Future Amortization Expense
2020	$28,308,907
2021	59,063,840
2022	53,076,421
2023	28,795,778
2024	28,808,700
2025	24,833,333
Thereafter	97,244,585

9. Goodwill

The following table presents changes to goodwill for the six months ended June 30, 2020 and 2019.

Total
Balance at December 31, 2019	$389,660,519
Acquisitions	15,461,331
Dispositions	—
Impairment Loss	—
Measurement period adjustment	7,046,003
Balance at June 30, 2020	$412,167,853

Balance as of December 31, 2018 (Predecessor)	$119,529,202
Acquisitions	—
Dispositions	—
Impairment Loss	—
Measurement period adjustment	—
Balance as of June 30, 2019 (Predecessor)	$119,529,202

The Company has only one operating segment and, based on the criteria outlined in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), only one reporting unit that needs to be tested for goodwill impairment.  Accordingly, goodwill was reviewed for impairment at the consolidated entity level.  Based on the qualitative factors described in ASC 350, the Company concluded that goodwill was not impaired as of June 30, 2020.

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

The Prior Credit Agreement provided for a maximum $10.0 million revolving loan at a variable interest rate. This facility was terminated upon the closing of the Business Combination and execution of the New Credit Agreement (defined below). Interest expense on the line of credit totaled $49,388 and $99,888 for the three and six months ended June 30, 2019, respectively.

New Credit Agreement, as Amended

The Company entered into a Revolving Credit and Term Loan Agreement (as amended the “New Credit Agreement”) on July 11, 2019, with Truist Bank (formerly SunTrust Bank) and the other lenders party thereto, which provided a revolving credit facility (the “Revolving Credit Facility”), a term loan A (the “Term Loan”), and a delayed draw term loan at a variable interest rate (3.81% at June 30, 2020) (the “Delayed Draw Term Loan”). The New Credit Agreement provided for an aggregate revolving commitment of $20.0 million at a variable interest rate.

On February 10, 2020, as part of the financing for the acquisition of Ventanex, Repay entered into an agreement with Truist Bank and other members of its existing bank group to amend and upsize its previous credit agreement from $230.0 million to $345.0 million. The New Credit Agreement is collateralized by substantially all of the Company’s assets, and includes restrictive qualitative and quantitative covenants, as defined in the New Credit Agreement. The Company was in compliance with its restrictive covenants under the New Credit Agreement at June 30, 2020.

The New Credit Agreement provides for a Term Loan of $255.0 million, a Delayed Draw Term Loan of $60.0 million, and a Revolving Credit Facility of $30.0 million. As of June 30, 2020, the Company had $14.4 million drawn against the Delayed Draw Term Loan and had $0.0 million drawn against the Revolving Credit Facility. The Company paid $92,240 and $134,601 in fees related to unused commitments in the three and six month periods ended June 30, 2020, respectively. The Company’s interest expense on the line of credit totaled $4,356 and $66,364 for the three and six months ended June 30, 2020, respectively.

At June 30, 2020 and December 31, 2019, total borrowings under the New Credit Agreement consisted of the following, respectively:

	June 30, 2020	December 31, 2019
Non-current indebtedness:
Term Loan	$266,398,321	$208,937,500
Revolving Credit Facility	—	10,000,000
Total borrowings under credit facility (1)	266,398,321	218,937,500
Less: Current maturities of long-term debt (2)	7,175,650	5,500,000
Less: Long-term loan debt issuance cost (3)	6,693,319	5,494,795
Total non-current borrowings	$252,529,352	$207,942,705

(1)	The Term Loan, Delayed Draw Term Loan and Revolving Credit Facility bear interest, at variable rates, which were 3.81% and 5.26% at June 30, 2020 and December 31, 2019, respectively
(2)

Pursuant to the terms of the New Credit Agreement, the Company is required to make quarterly principal payments equal to 0.625% of the initial principal amount of the Term Loan and Delayed Draw Term Loan (collectively the “Term Loans”).

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

(3)

The Company incurred $0.3 million and $0.6 million of interest expense for the amortization of deferred debt issuance costs for the three and six months ended June 30, 2020, respectively.  The Company incurred $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.

Following is a summary of principal maturities of long‑term debt for each of the next five years ending December 31 and in the aggregate:

2020	$3,744,325
2021	10,011,650
2022	16,406,137
2023	19,248,273
2024	19,398,931
2025	197,589,006
$266,398,321

     The Successor incurred interest expense on the Term Loans of $3.2 million and $6.4 million for the three and six months ended June 30, 2020, respectively.  The Predecessor incurred interest expense of $1.3 million and $2.6 million for the three and six months ended June 30, 2019, respectively.

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

As of June 30, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	Notional Amount	Fixed Interest Rate	Termination Date
Interest rate swap	$140,000,000	1.598%	July 11, 2024
Interest rate swap	$30,000,000	1.331%	February 10, 2025

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

12. Commitments and Contingencies

The Company is committed under various operating leases for buildings with varying expiration dates. Future minimum lease payments under non-cancelable operating leases as of June 30, 2020, are as follows:

Year Ended	Amounts
2020	$594,514
2021	1,035,753
2022	704,070
2023	369,395
2024	81,149
Thereafter	-
$2,784,881

13. Related Party Transactions

Related party payables consisted of the following:

	June 30,	December 31,
	2020	2019
TriSource accrued earnout liability	$2,250,000	$2,250,000
APS Payments accrued earnout liability	5,000,000	12,250,000
Ventanex accrued earnout liability	10,800,000	-
Other payables to related parties	174,056	71,266
	$18,224,056	$14,571,266

The Company paid management fees to Corsair, a related party having common ownership in the amount of $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, which are included in selling, general, and administrative expenses in the unaudited interim consolidated statement of operations.

The Company incurred transaction costs on behalf of related parties for the three and six months ended June 30, 2020 of $0.7 million and $1.2 million, respectively. The Predecessor incurred transaction costs on behalf of related parties for the three and six months ended June 30, 2019 of $0.0 million and $0.1 million, respectively.

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

Under this plan, the Company currently has two types of share-based compensation awards outstanding: restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Activity for the six months ended June 30, 2020 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	1,818,675	$12.39
Granted	1,096,784	17.09
Forfeited	16,187	15.31
Vested	—	—
Unvested at June 30, 2020	2,899,272	$13.99

(1)

The forfeited shares relate to employee terminations during the six months ended June 30, 2020; further, these forfeited shares are added back to the amount of shares available for grant under the 2019 Equity Incentive Plan.

Unrecognized compensation expense related to unvested RSAs and RSUs was $29.1 million at June 30, 2020, which is expected to be recognized as expense over the weighted-average period of 3.02 years.  The Company incurred $5.5 million and $9.0 million of share-based compensation expense for the three and six months ended June 30, 2020, respectively.

Original Equity Incentives

A summary of the changes in non-vested profit interest units outstanding for the period for the six months ended June 30, 2019 is presented below:

	Units	Weighted average fair value per unit
Non-vested units at January 1, 2019	9,460	$182.83
Activity during the period:
Granted	-
Vested	(289)	(245.02)
Non-vested units at June 30, 2019	9,171	$180.87

The estimated fair value of the Predecessor’s profit interest units that vested during the three and six months ended June 30, 2019, was $62,063 and $70,959, respectively. During the same periods the Predecessor incurred $0.1 million and $0.2 million of share-based compensation expense, respectively, included in selling, general and administrative costs in the unaudited interim consolidated statement of operations.

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

The Company’s effective tax rate for the three and six months ended June 30, 2020 was 19.1% and 18.0%, respectively. The Company recorded an income tax benefit for the three and six months ended June 30, 2020 of $3.9 million and $5.0 million, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2020 was less than its combined federal and state statutory tax rate of 24%, primarily due to the Company not being liable for income taxes on the portion of Hawk Parent’s earnings that are attributable to non-controlling interests. The results from the three and six months ended June 30, 2019 do not reflect income tax expense because, prior to the Business Combination, the consolidated Hawk Parent pass-through entity was not subject to federal income tax.

During the three and six months ended June 30, 2020, the Company recognized $3.9 million and $5.0 million, respectively, of deferred tax assets related to the income tax benefit derived from the net operating loss over the same periods. The Company did not recognize any changes to the valuation allowance as of June 30, 2020, and the facts and circumstances remain unchanged.

Deferred tax assets, net of $25.8 million for the six months ended June 30,2020, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose as a result of a subsequent purchase of Post-Merger Repay Units by the Company pursuant to the Unit Purchase Agreement.

As a result of the Follow-on Offering and warrant exercises during the six months ended June 30, 2020, the Company recognized an additional deferred tax asset (DTA) and offsetting deferred tax liability (DTL) in the amount of $8.3 million to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions, a ceiling rule limitation arising under Internal Revenue Code (the “Code”) sec. 704(c). As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of June 30, 2020.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

On July 11, 2019, the Company entered into a TRA that provides for the payment by the Company of 100% of the amount of any tax benefits realized, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of Hawk Parent resulting from any redemptions or exchanges of Post-Merger Repay Units and from our acquisition of the equity of the selling Hawk Parent members, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The TRA Payments are not conditioned upon any continued ownership interest in Hawk Parent or the Company. The rights of each party under the TRA other than the Company are assignable. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of June 30, 2020, the Company had a liability of $107.6 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Unaudited Consolidated Balance Sheet. The increase in the TRA liability for the three and six months ended June 30, 2020, was primarily a result of the Unit Purchase Agreement, pursuant to which the Company acquired 5,200,000 Post-Merger Repay Units held by Corsair. This resulted in an increase to the Company’s share of the tax basis in the net assets of Hawk Parent.

16. Subsequent events

Management has evaluated subsequent events and their potential effects on these unaudited consolidated financial statements through August 10, 2020, which is the date the unaudited consolidated financial statements were available to be issued.

On July 23, 2020, the Company announced the acquisition of cPayPlus, LLC (“cPayPlus”) for up to $16.0 million, of which $8.0 million was paid at closing.

On July 27, 2020, the Company completed the redemption of all of its outstanding warrants to purchase shares of the Company’s Class A common stock.  Of the 11.1 million warrants outstanding, as of June 30, 2020, 11.0 million were exercised prior to the redemption on July 27, 2020.  The exercise of these warrants resulted in the issuance of 2.7 million shares of Class A common stock and proceeds of $31.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this section, "Repay", the “Company", "we", or "our" refer to (i) Hawk Parent Holdings, LLC and its subsidiaries ("Predecessor") for the three and six month periods ended June 30, 2019 and (ii) Repay Holdings Corporation and its subsidiaries (the "Successor ") for the three and six month periods ended June 30, 2020 (the "Successor Period") after the consummation of the Business Combination, unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

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

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $3.6 billion and $7.4 billion of total card payment volume in the three and six months ended June 30, 2020, respectively, and our card payment volume growth over the same periods in 2019 was approximately 63% and 61%, respectively.

The impacts of the COVID-19 pandemic and related economic conditions on the Company’s results are highly uncertain. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are evolving rapidly and in ways that are difficult to fully anticipate. At this time, we cannot reasonably estimate the full impact of the pandemic on the Company, given the uncertainty over the duration and severity of the economic crisis. In addition, because COVID-19 did not begin to affect the Company's financial results until late in the first quarter of 2020, its impact on the Company’s results in the first half of 2020 may not be indicative of its impact on the Company’s results for the remainder of 2020.

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

Recent Acquisitions

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

On July 23, 2020, the Company announced the acquisition of cPayPlus, LLC (“cPayPlus”) for up to $16.0 million, of which $8.0 million was paid at closing.

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our customers process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services are determined, based on the judgment of the Company’s management, considering factors such as margin objectives, pricing practices and controls, customer segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated customers. During the three and six months ended June 30, 2020 and 2019, we believe our chargeback rate was less than 1% of our card payment volume.

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

Depreciation and amortization. Depreciation expense consists of depreciation on our investments in property, equipment and computer hardware. Depreciation expense is recognized on a straight-line basis over the estimated useful life of the asset. Amortization expense for software development costs and purchased software is recognized on the straight-line method over a three-year estimated useful life, over a ten-year estimated useful life for customer relationships and channel relationships, and over a five-year estimated useful life for non-compete agreements.

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

Change in fair value of tax receivable liability. This amount represents the change in fair value of the tax receivable agreement liability.  The TRA liability is carried at fair value; so, any change to the valuation of this liability is recognized through this line in other expense.  The change in fair value can result from the redemption or exchange of Post-Merger Repay Units for Class A common stock of Repay Holdings Corporation, or through accretion of the discounted fair value of the expected future cash payments.

Results of Operations

	Successor		Predecessor
(in $ thousands)	Three Months ended June 30, 2020	Six Months ended June 30, 2020	Three Months ended June 30, 2019	Six Months ended June 30, 2019
Revenue	$36,501	$75,963	$21,686	$44,709
Operating expenses
Other costs of services	$8,727	$19,498	$4,629	$9,748
Selling, general and administrative	19,018	37,184	8,456	17,132
Depreciation and amortization	14,706	28,610	2,975	5,890
Change in fair value of contingent consideration	740	740	-	-
Total operating expenses	$43,191	$86,032	$16,060	$32,770
Income (loss) from operations	$(6,690)	$(10,069)	$5,626	$11,939
Other expenses
Interest expenses	(3,704)	(7,222)	(1,470)	(2,919)
Change in fair value of tax receivable liability	(10,038)	(10,580)	-	-
Other income	5	44	0	0
Total other (expenses) income	(13,737)	(17,758)	(1,470)	(2,919)
Income (loss) before income tax expense	(20,428)	(27,827)	4,156	9,020
Income tax benefit	3,897	5,012	-	-
Net income (loss)	$(16,531)	$(22,815)	$4,156	$9,020
Net income (loss) attributable to non-controlling interest	(3,903)	(6,755)	-	-
Net income (loss) attributable to the Company	$(12,628)	$(16,060)	$4,156	$9,020
Weighted-average shares of Class A common stock outstanding - basic and diluted	41,775,128	39,699,841
Loss per Class A share - basic and diluted	$(0.30)	$(0.40)

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue

Total revenue was $36.5 million for the three months ended June 30, 2020 and $21.7 million in the three-month period ended June 30, 2019, an increase of $14.8 million or 68.3%. This increase was the result of newly signed customers, the growth of our existing customers, as well as the acquisitions of TriSource, APS, and Ventanex. For the three months ended June 30, 2020, incremental revenues of approximately $11.2 million are attributable to TriSource, APS, and Ventanex.

Other Costs of Services

Other costs of services were $8.7 million for the three months ended June 30, 2020 and $4.6 million in the three-month period ended June 30, 2019, an increase of $4.1 million or 88.5%. Other costs of services generally increase in proportion to card processing volume. For the three months ended June 30, 2020, incremental costs of services of approximately $4.0 million are attributable to TriSource, APS, and Ventanex.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19.0 million for the three months ended June 30, 2020 and $8.5 million in the three-month period ended June 30, 2019, an increase of $10.6 million or 124.9%. This increase was primarily due to one-time expenses associated with the issuance of shares in the Follow-On Offering, the acquisition of

Ventanex, general business growth, and increases in expenses relating to software and technological services, rent, telecommunication costs, advertising and marketing, and share-based compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $14.7 million for the three months ended June 30, 2020 and $3.0 million in the three-month period ended June 30, 2019, an increase of $11.7 million or 394.3%. The increase was primarily due to fair value adjustments to intangibles resulting from the Business Combination, as well as additional depreciation and amortization of fixed assets and intangibles from the acquisitions of TriSource, APS, and Ventanex.

Change in the Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was $0.7 million for the three months ended June 30, 2020 which consisted of fair value adjustments related to the contingent consideration for the acquisitions of TriSource, APS, and Ventanex.

Interest Expense

Interest expense was $3.7 million for the three months ended June 30, 2020 and $1.5 million in the three month period ended June 30, 2019, an increase of $2.2 million or 152.0%. This increase was due to a higher average outstanding principal balance under our New Credit Agreement as compared to the average outstanding principal balance under the Prior Credit Agreement.

Change in Fair Value of Assets and Liabilities

Change in fair value of assets and liabilities were $10.0 million for the three months ended June 30, 2020, which consisted of fair value adjustments related to the tax receivable liability.

Income Tax

Prior to the Business Combination, the Company was not subject to corporate income taxation and, thus, did not have any corporate income tax expense for the three months ended June 30, 2019. Therefore, comparison of the three months ended June 30, 2020 and the three months ended June 30, 2019 are not meaningful.

The income tax benefit recorded for the three months ended June 30, 2020 of $3.9 million reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent. This was a result of the operating loss incurred by the Company, primarily driven by stock-based compensation deductions as well as the amortization of assets acquired in Business Combination and acquisitions of TriSource, APS and Ventanex.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue

Total revenue was $76.0 million for the six months ended June 30, 2020 and $44.7 million in the six-month period ended June 30, 2019, an increase of $31.3 million or 69.9%. This increase was the result of newly signed customers, the growth of our existing customers, as well as the acquisitions of TriSource, APS, and Ventanex. For the six months ended June 30, 2020, incremental revenues of approximately $23.7 million are attributable to TriSource, APS, and Ventanex.

Other Costs of Services

Other costs of services were $19.5 million for the six months ended June 30, 2020 and $9.7 million in the six-month period ended June 30, 2019, an increase of $9.8 million or 100.0%. Other costs of services generally increase in proportion to card processing volume. For the six months ended June 30, 2020, incremental costs of services of approximately $9.2 million are attributable to TriSource, APS, and Ventanex.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $37.2 million for the six months ended June 30, 2020 and $17.1 million in the six-month period ended June 30, 2019, an increase of $20.1 million or 117.0%. This increase was primarily due to one-time expenses associated with the issuance of shares in the Follow-On Offering, the acquisition of Ventanex, general business growth, and increases in expenses relating to software and technological services, rent, telecommunication costs, advertising and marketing, and share-based compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $28.6 million for the six months ended June 30, 2020 and $5.9 million in the six-month period ended June 30, 2019, an increase of $22.7 million or 385.7%. The increase was primarily due to fair value adjustments to intangibles resulting from the Business Combination, as well as additional depreciation and amortization of fixed assets and intangibles from the acquisitions of TriSource, APS, and Ventanex.

Change in the Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was $0.7 million for the six months ended June 30, 2020, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of TriSource, APS, and Ventanex.

Interest Expense

Interest expense was $7.2 million for the six months ended June 30, 2020 and $2.9 million in the six month period ended June 30, 2019, an increase of $4.3 million or 147.4%. This increase was due to a higher average outstanding principal balance under our New Credit Agreement as compared to the average outstanding principal balance under the Prior Credit Agreement.

Change in Fair Value of Assets and Liabilities

Change in fair value of assets and liabilities were $10.0 million for the six months ended June 30, 2020 which consisted of fair value adjustments related to the tax receivable liability.

Income Tax

Prior to the Business Combination, the Company was not subject to corporate income taxation and, thus, did not have any corporate income tax expense for the six months ended June 30, 2019. Therefore, comparison of the six months ended June 30, 2020 and the six months ended June 30, 2019 are not meaningful.

The income tax benefit recorded for the six months ended June 30, 2020 of $5.0 million reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent. This was a result of the operating loss incurred by the Company, primarily driven by stock-based compensation deductions as well as the amortization of assets acquired in Business Combination and acquisitions of TriSource, APS and Ventanex.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain non-cash and non-recurring charges, such as non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, management fees, legacy commission related charges, employee recruiting costs, other taxes, strategic initiative related costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain non-cash and non-recurring charges, such as non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, management fees, legacy commission related charges, employee recruiting costs,  strategic initiative related costs and other non-recurring charges, net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on as-converted basis) for the three and six months ended June 30, 2020 (excluding shares subject to forfeiture).

We believe that Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share provide useful information to investors and others in understanding and evaluating its operating results in the same manner as management. However, Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating profit, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share, or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate our non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP.  You should be aware of additional limitations with respect to Adjusted Net Income per share because the GAAP presentation of net loss per share is only reflected for the three and six months ended June 30, 2020.

The following tables set forth a reconciliation of our results of operations for the three and six month periods ended June 30, 2020 and 2019.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended June 30, 2020 and 2019

	Successor			Predecessor
(in $ thousands)	Three Months Ended June 30, 2020	Adjustments(n)	Pro Forma Three Months Ended June 30, 2020	Three months ended June 30, 2019
Revenue	$36,501		$36,501	$21,686
Operating expenses
Other costs of services	$8,727		$8,727	$4,629
Selling, general and administrative	19,018		19,018	8,456
Depreciation and amortization	14,706	(8,159)	6,547	2,975
Change in fair value of contingent consideration	740		740	—
Total operating expenses	$43,191		$35,032	$16,060
Income (loss) from operations	$(6,690)		$1,468	$5,626
Other expenses
Interest expenses	(3,704)		(3,704)	(1,470)
Change in fair value of tax receivable liability	(10,038)		(10,038)	-
Other income	5		5	0
Total other (expenses) income	(13,737)		(13,737)	(1,470)
Income (loss) before income tax expense	(20,428)		(12,269)	4,156
Income tax benefit	3,897		3,897	-
Net income (loss)	$(16,531)		$(8,373)	$4,156

Add:
Interest expense			3,704	1,470
Depreciation and amortization(a)			6,547	2,975
Income tax (benefit)			(3,897)	-
EBITDA			$(2,018)	$8,601

Non-cash change in fair value of contingent consideration(b)			740	—
Non-cash change in fair value of assets and liabilities(c)			10,038	—
Share-based compensation expense(d)			5,475	124
Transaction expenses(e)			1,575	810
Management Fees(f)			—	100
Legacy commission related charges(g)			—	550
Employee recruiting costs(h)			56	—
Other taxes(i)			39	168
Strategic initiative costs(j)			112	93
Other non-recurring charges(k)			202	—
Adjusted EBITDA			$16,221	$10,446

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the six months ended June 30, 2020 and 2019

	Successor			Predecessor
(in $ thousands)	Six Months Ended June 30, 2020	Adjustments(n)	Pro Forma Six Months Ended June 30, 2020	Six months ended June 30, 2019
Revenue	$75,963		$75,963	$44,709
Operating expenses
Other costs of services	$19,498		$19,498	$9,748
Selling, general and administrative	37,184		37,184	17,132
Depreciation and amortization	28,610	(16,317)	12,293	5,890
Change in fair value of contingent consideration	740		740	—
Total operating expenses	$86,032		$69,715	$32,770
Income (loss) from operations	$(10,069)		$6,248	$11,939
Other expenses
Interest expenses	(7,222)		(7,222)	(2,919)
Change in fair value of tax receivable liability	(10,580)		(10,580)	-
Other income	44		44	0
Total other (expenses) income	(17,758)		(17,758)	(2,919)
Income (loss) before income tax expense	(27,827)		(11,510)	9,020
Income tax benefit	5,012		5,012	-
Net income (loss)	$(22,815)		$(6,498)	$9,020

Add:
Interest expense			7,222	2,919
Depreciation and amortization(a)			12,293	5,890
Income tax (benefit)			(5,012)	-
EBITDA			$8,005	$17,828

Non-cash change in fair value of contingent consideration(b)			740	—
Non-cash change in fair value of assets and liabilities(c)			10,580	—
Share-based compensation expense(d)			8,998	251
Transaction expenses(e)			4,444	2,496
Management Fees(f)			—	200
Legacy commission related charges(g)			—	550
Employee recruiting costs(h)			56	15
Other taxes(i)			226	227
Strategic initiative costs(j)			190	216
Other non-recurring charges(k)			332	—
Adjusted EBITDA			$33,571	$21,783

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended June 30, 2020 and 2019

	Successor			Predecessor
(in $ thousands)	Three Months Ended June 30, 2020	Adjustments(n)	Pro Forma Three Months Ended June 30, 2020	Three months ended June 30, 2019
Revenue	$36,501		$36,501	$21,686
Operating expenses
Other costs of services	$8,727		$8,727	$4,629
Selling, general and administrative	19,018		19,018	8,456
Depreciation and amortization	14,706	(8,159)	6,547	2,975
Change in fair value of contingent consideration	740		740	—
Total operating expenses	$43,191		$35,032	$16,060
Income (loss) from operations	$(6,690)		$1,468	$5,626
Other expenses
Interest expenses	(3,704)		(3,704)	(1,470)
Change in fair value of tax receivable liability	(10,038)		(10,038)	-
Other income	5		5	0
Total other (expenses) income	(13,737)		(13,738)	(1,470)
Income (loss) before income tax expense	(20,428)		(12,270)	4,156
Income tax benefit	3,897		3,897	-
Net income (loss)	$(16,531)		$(8,373)	$4,156

Add:
Amortization of Acquisition-Related Intangibles(l)			4,545	1,980
Non-cash change in fair value of contingent consideration(b)			740	—
Non-cash change in fair value of assets and liabilities(c)			10,038	-
Share-based compensation expense(d)			5,475	124
Transaction expenses(e)			1,575	810
Management Fees(f)			—	100
Legacy commission related charges(g)			—	550
Employee recruiting costs(h)			56	—
Strategic initiative costs(j)			112	93
Other non-recurring charges(k)			202	—
Pro forma taxes at effective rate(o)			(4,427)	—
Adjusted Net Income			$9,944	$7,812

Shares of Class A common stock outstanding (on an as-converted basis)(m)			69,623,608
Adjusted Net income per share			$0.14

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the six months ended June 30, 2020 and 2019

	Successor			Predecessor
(in $ thousands)	Six Months Ended June 30, 2020	Adjustments(n)	Pro Forma Six Months Ended June 30, 2020	Six months ended June 30, 2019
Revenue	$75,963		$75,963	$44,709
Operating expenses
Other costs of services	$19,498		$19,498	$9,748
Selling, general and administrative	37,184		37,184	17,132
Depreciation and amortization	28,610	(16,317)	12,293	5,890
Change in fair value of contingent consideration	740		740	—
Total operating expenses	$86,032		$69,715	$32,770
Income (loss) from operations	$(10,069)		$6,248	$11,939
Other expenses
Interest expenses	(7,222)		(7,222)	(2,919)
Change in fair value of tax receivable liability	(10,580)		(10,580)	-
Other income	44		44	0
Total other (expenses) income	(17,758)		(17,758)	(2,919)
Income (loss) before income tax expense	(27,827)		(11,510)	9,020
Income tax benefit	5,012		5,012	-
Net income (loss)	$(22,815)		$(6,498)	$9,020

Add:
Amortization of Acquisition-Related Intangibles(l)			8,659	3,959
Non-cash change in fair value of contingent consideration(b)			740	—
Non-cash change in fair value of assets and liabilities(c)			10,580	—
Share-based compensation expense(d)			8,998	251
Transaction expenses(e)			4,444	2,496
Management Fees(f)			—	200
Legacy commission related charges(g)			—	550
Employee recruiting costs(h)			56	15
Strategic initiative costs(j)			190	216
Other non-recurring charges(k)			332	—
Pro forma taxes at effective rate(o)			(6,124)	—
Adjusted Net Income			$21,377	$16,707

Shares of Class A common stock outstanding (on an as-converted basis)(m)			68,405,601
Adjusted Net income per share			$0.31

(a)	See footnote (l) for details on our amortization and depreciation expenses.
(b)	Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(c)	Reflects the changes in management’s estimates of the fair value of the liability relating to the TRA.
(d)

Represents compensation expense associated with Hawk Parent’s equity compensation plans, $5,475,449 and $8,998,180 in the three and six months ended June 30, 2020 respectively, as a result of new grants made in the Successor period, and totaling $123,588 and $250,782 in the three and six months ended June 30, 2019 respectively.

(e)

Primarily consists of (i) during the three and six months ended June 30, 2020, professional service fees and other costs incurred in connection with the acquisition of cPayPlus which closed subsequent to the period, and additional transaction expenses incurred in connection with the Business Combination and the acquisitions of TriSource Solutions, APS Payments, and Ventanex, which closed in prior periods, as well as professional service expenses related to the follow-on offering and (ii) during the three months ended June 30, 2019, professional service fees and other costs incurred in connection with the Business Combination, and during the six months ended June 30, 2019, the aforementioned expenses associated with the Business Combination, as well as transaction related expenses in connection with the acquisitions of PaidSuite, Inc. and PaidMD, LLC (together, “PaidSuite”) and Paymaxx Pro, LLC (“Paymaxx”), which transactions closed in 2017.

(f)	Reflects management fees paid to Corsair Investments, L.P. pursuant to the management agreement, which terminated upon the completion of the Business Combination.
(g)

Represents payments made to certain employees in connection with significant restructuring of their commission structures. These payments represented commission structure changes which are not in the ordinary course of business.

(h)	Represents payments made to third-party recruiters in connection with a significant expansion of our personnel, which we expect will become more moderate in subsequent periods.
(i)	Reflects franchise taxes and other non-income based taxes.
(j)

Reflects consulting fees related to our processing services and other operational improvements that were not in the ordinary course during the three and six months ended June 30, 2020 and 2019, and additionally one-time expenses related to the creation of a new entity in connection with equity arrangements for the members of Hawk Parent in connection with the Business Combination in the three and six months ended June 30, 2019.

(k)

For the three and six months ended June 30, 2020, reflects expenses incurred related to one-time accounting system and compensation plan implementation related to becoming a public company, as well as extraordinary refunds to customers and other payments related to COVID-19.

(l)

For the three and six months ended June 30, 2020 reflects (i) amortization of the customer relationships intangibles acquired through Hawk Parent’s acquisitions of PaidSuite and Paymaxx during the year ended December 31, 2017 and the recapitalization transaction in 2016, through which Hawk Parent was formed in connection with the acquisition of a majority interest in Repay Holdings, LLC by certain investment funds sponsored by, or affiliated with, Corsair, (ii) customer relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and (iii) customer relationships, non compete agreement, and software intangibles acquired through Repay Holdings, LLC’s acquisitions of TriSource Solutions, APS Payments, and Ventanex. For the three and six months ended June 30, 2019, reflects amortization of customer relationships intangibles acquired through Hawk Parent’s acquisitions and the recapitalization transaction in 2016. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Six months ended June 30,
	2020		2019
(in $ thousands)	(Successor)		(Predecessor)
Acquisition-related intangibles	$4,545	$8,659	$1,980	$3,959
Software	1,727	3,106	844	1,634
Reseller buyouts	15	29	15	29
Amortization	$6,287	$11,794	$2,838	$5,623
Depreciation	260	499	137	267
Total Depreciation and amortization[1]	$6,547	$12,293	$2,975	$5,890

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

(m)

Represents the weighted average number of shares of Class A common stock outstanding (on as-converted basis) for the three or six months ended June 30, 2020 (excluding shares that were subject to forfeiture).

(n)	Adjustment for incremental depreciation and amortization recorded due to fair-value adjustments under ASC 805 in the Successor period.

(o)

Represents pro forma income tax adjustment effect associated with items adjusted above. As Hawk Parent, as the accounting Predecessor, was not subject to income taxes, the tax effect above was calculated on the adjustments related to the Successor period only.

Adjusted EBITDA for the three months ended June 30, 2020 and 2019 was $16.2 million and $10.4 million, respectively, representing a 55.3% year-over-year increase. Adjusted EBITDA for the six months ended June 30, 2020 and 2019 was $33.6 million and $21.8 million respectively, representing a 54.1% year-over-year increase.

Adjusted Net Income for the three months ended June 30, 2020 and 2019 was $9.9 million and $7.8 million, respectively, representing a 27.3% year-over-year increase. Adjusted Net Income for the six months ended June 30, 2020 and 2019 was $21.4 million and $16.7 million respectively, representing a 28.0% year-over-year increase.

Our net income (loss) attributable to the Company for the three months ended June 30, 2020 and 2019 was $(12.6) million and $4.2 million, respectively, representing a 403.8% year-over-year decrease. Our net income (loss) attributable to the Company for the six months ended June 30, 2020 and 2019 was ($16.1) million and $9.0 million respectively, representing a 278.0% year-over-year decrease.

These increases in Adjusted EBITDA and Adjusted Net Income, in the three and six months ended June 30, 2020 are the result of the growing card payment volume and revenue figures described above, new customers, and same store sales growth from existing customers as well as the acquisitions of TriSource, APS, and Ventanex. The decrease in net income attributable to the Company in the three and six months ended June 30, 2020, is primarily the result of one-time expenses incurred in connection with the acquisitions of Ventanex and APS as well as stock compensation expense and the change in fair value of the TRA.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of June 30, 2020, we had $165.9 million of cash and cash equivalents and available borrowing capacity of $75.6 million under the New Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and customer settlement funds of $13.8 million at June 30, 2020. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the New Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.

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

Cash Flows

The following table present a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Successor	Predecessor
(in $ thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net cash provided by operating activities	$9,418	$8,159
Net cash used in investing activities	(43,728)	(3,755)
Net cash provided by (used in) financing activities	176,119	(9,355)

Cash Flow from Operating Activities

Net cash provided by operating activities was $9.4 million in the six months ended June 30, 2020.

Net cash provided by operating activities was $8.2 million in the six months ended June 30, 2019.

Cash provided by operating activities for the six months ended June 30, 2020 and 2019 reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $43.7 million in the six months ended June 30, 2020, due to the acquisition of Ventanex, and capitalization of software development activities.

Net cash used in investing activities was $3.8 million in the six months ended June 30, 2019, due to capitalization of software development activities.

Cash Flow from Financing Activities

Net cash provided by financing activities was $176.1 million in the six months ended June 30, 2020, due to proceeds from the issuance of new shares in the Follow-On Offering, new borrowings related to the acquisition of Ventanex under the New Credit Agreement, as well as funds received related to the exercise of warrants, offset by repayment of the outstanding revolver balance related to the New Credit Agreement in connection with its amendment and the acquisition of Ventanex, and repayments of the term loan principal balance under the New Credit Agreement.

Net cash used in financing activities was $9.4 million in the six months ended June 30, 2019, due to repayments of the term loan principal balance related to our Prior Credit Agreement and tax distributions to Hawk Parent’s members.

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

As of June 30, 2020, the New Credit Agreement provides for a senior secured term loan facility of $255.0 million, a delayed draw term loan of $60.0 million, and a revolving credit facility of $30.0 million. As of June 30, 2020, we had $0.0 million drawn against the revolving credit facility. We paid $92,240 and $134,601 in fees related to unused commitments in the three and six month periods ended June 30, 2020, respectively.

As of June 30, 2020, we had term loan borrowings of $259.7 million, net of deferred issuance costs, under the New Credit Agreement, and we were in compliance with its restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants of the New Credit Agreement, prospectively.

Tax Receivable Agreement

Upon the completion of the Business Combination, we entered into the Tax Receivable Agreement (the “TRA”) with holders of limited liability company interests of Hawk Parent (the “Post-Merger Repay Units”). As a result of the TRA, we established a liability in our consolidated financial statements. Such liability, which will increase upon the redemptions or exchanges of Post-Merger Repay Units for the Class A common stock of the Company, generally represents 100% of the estimated future tax benefit, if any, relating to the increase in tax basis that will result from redemptions or exchanges of the Post-Merger Repay Units for shares of Class A common stock pursuant to the Exchange Agreement and certain other tax attributes of the Company and tax benefits of entering into the TRA, including tax benefits attributable to payments under the TRA.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2020 or December 31, 2019.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and LIBOR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of June 30, 2020 and December 31, 2019, we had term loan borrowings of $259.7 million and $208.9 million, respectively, and revolver borrowings of $0.0 million and $10.0 million, respectively, outstanding under the respective credit agreements. The borrowings accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted LIBOR rate plus a margin of 2.50% to 3.50% under the New Credit Agreement, in each case depending on the total net leverage ratio, as defined in the respective agreements governing the New Credit Agreement. In October 2019 and February 2020, we entered into two separate swap agreements with notional amounts of $140.0 million and $30.0 million, respectively. These interest rate swaps effectively converted $170.0 million of the outstanding term loan into to fixed rate payments for 57 months and 60 months, respectively. A 1.0% increase or decrease in the interest rate applicable to such borrowings under the New Credit Agreement would have increased or decreased cash interest expense on our indebtedness by approximately $1.0 million per annum and $1.0 million per annum, respectively.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The continued impact of the COVID-19 outbreak and the measures implemented to mitigate the spread of the virus on our business, results of operations and financial condition will depend on future developments, which are highly uncertain and largely without precedent.

We continue to face various risks related to the outbreak of a novel strain of coronavirus (COVID-19), which the World Health Organization declared a global pandemic in March 2020.  The COVID-19 pandemic and the mitigation efforts by governments and other parties to attempt to control its spread have adversely impacted the U.S. and global economy, leading to reduced consumer and business spending, reduced economic activity and disruptions and volatility in the U.S. and global capital markets.  We are diligently working to ensure that we can continue to operate with minimal disruption, mitigate the impact of the pandemic on our employees’ health and safety, and address potential business interruptions on ourselves and our customers.  However, we cannot assure you that we will continue to be successful in these efforts.

Although we have experienced increased demand for some of our service offerings as a result of an accelerated shift to electronic payments, we believe that the COVID-19 pandemic, the mitigation efforts and the resulting economic impact have had, and may continue to have, an overall adverse effect on our business, results of operations and financial condition.  The actual full effect (which could be material) cannot be reasonably estimated at this time, and it will depend on numerous evolving factors and future developments that we are not able to predict, including: the duration, spread and severity of the outbreak (including whether there are continued waves of infection); the nature, extent and effectiveness of mitigation measures; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; and how quickly and to what extent normal economic and operating conditions can resume.  We believe that the resulting financial impact on our business, results of operations and financial conditions will not be known for a significant period of time.

The effects of the COVID-19 pandemic, the mitigation efforts and the resulting economic impact on our business, results of operations and financial condition have included and may continue to include the following with respect to the key industry-oriented “vertical” markets that we serve:

•

Any additional government-imposed or suggested “shelter-in-place” or similar orders, significant reductions in consumer spending, high unemployment, bankruptcies or financial distress, could result in a decrease in the origination of personal or automotive loans and a decrease in payments (from delinquencies, defaults or otherwise) made in respect of existing obligations.  Any additional government stimulus or extra unemployment benefits could also result in a decrease in the origination of personal or automotive loans.
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

The above effects are likely to result in an adverse impact on the amount of fees we can earn for processing payments and other transactions on behalf of our customers.  There may be a delay in the timing of when our business is impacted by these matters. As an example, we could earn incremental fees from processing loan payments or payoffs that result from consumers’ receipt of additional government stimulus or extra unemployment benefits, but our business, results of operations and financial condition in subsequent periods could be adversely affected if customers in our personal or automotive loan verticals reduce their loan originations as result of such combination of government action and consumer behavior.

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

•

Ongoing or further closures of our offices and continuation of “work-from-home” policies and arrangements for our employees could negatively impact productivity, increase our cybersecurity risks and disrupt the conduct of our business in the ordinary course.

To the extent the COVID-19 pandemic, the mitigation efforts and the resulting economic impact adversely affect our business, results of operations and financial condition, such matters may also have the effect of heightening many of the other risks described in the risk factors disclosed in our 2019 Form 10-K, such as those relating to our responsibility for the prevention of unauthorized disclosure of consumer data and our ability to minimize losses relating to chargebacks, fraud and similar losses.

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

101

The following financial statements from the Company’s Form 10‑Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i)  Consolidated Balance Sheets, (ii)  Consolidated Statements of Operations, (iii) Consolidated Statements of Changes In Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: August 10, 2020	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)