Form 10-Q
period 2020-09-30
Repay Holdings Corp
filed 2020-11-10
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, there are 73,438,353 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 2,270,105 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of November 5, 2020, the holders of such outstanding shares of Class V common stock also hold 8,361,477 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended September 30, 2020

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

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$182,290,497	$24,617,996
Accounts receivable	15,789,747	14,068,477
Related party receivable	-	563,084
Prepaid expenses and other	5,350,733	4,632,965
Total current assets	203,430,977	43,882,522

Property, plant and equipment, net	1,708,731	1,610,652
Restricted cash	10,388,388	13,283,121
Customer relationships, net of amortization	249,611,097	247,589,240
Software, net of amortization	62,067,336	61,219,143
Other intangible assets, net of amortization	23,676,584	24,241,505
Goodwill	415,510,625	389,660,519
Deferred tax assets	128,294,164	-
Other assets	-	555,449
Total noncurrent assets	891,256,925	738,159,629
Total assets	$1,094,687,902	$782,042,151

Liabilities
Accounts payable	$11,892,529	$9,586,001
Related party payable	14,896,246	14,571,266
Accrued expenses	12,677,908	15,965,683
Current maturities of long-term debt	6,760,650	5,500,000
Current tax receivable agreement	10,105,356	6,336,487
Total current liabilities	56,332,689	51,959,437

Long-term debt, net of current maturities	251,307,205	197,942,705
Line of credit	-	10,000,000
Tax receivable agreement, net of current portion	212,794,971	60,839,739
Deferred tax liability	-	768,335
Other liabilities	10,635,013	16,864
Total noncurrent liabilities	474,737,189	269,567,643
Total liabilities	$531,069,878	$321,527,080

Commitment and contingencies (Note 12)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized and 71,087,989 issued and outstanding as of September 30, 2020	7,109	3,753
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of September 30, 2020	-	-
Additional paid-in capital	609,914,694	307,914,346
Accumulated other comprehensive (loss) income	(9,265,548)	313,397
Accumulated deficit	(79,441,366)	(53,878,460)
Total stockholders' equity	$521,214,889	$254,353,036

Equity attributable to non-controlling interests	42,403,135	206,162,035

Total liabilities and stockholders' equity and members' equity	$1,094,687,902	$782,042,151

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	From July 11, 2019 to September 30, 2019	From July 1, 2019 to July 10, 2019	From January 1, 2019 to July 10, 2019
	(Successor)			(Predecessor)
Revenue	$37,634,537	$113,597,599	$23,926,474	2,333,837	47,042,917
Operating Expenses
Other costs of services	10,492,011	29,989,935	6,367,624	467,874	10,216,079
Selling, general and administrative	28,580,764	65,765,167	21,002,624	34,069,143	51,201,322
Depreciation and amortization	15,421,129	44,031,111	10,702,840	333,290	6,222,917
Change in fair value of contingent consideration	(3,750,000)	(3,010,000)	-	-	-
Total operating expenses	50,743,904	136,776,213	38,073,088	34,870,307	67,640,318
(Loss) Income from operations	(13,109,367)	(23,178,614)	(14,146,614)	(32,536,470)	(20,597,401)
Other (expense) income
Interest expense	(3,624,499)	(10,846,639)	(2,685,998)	(226,539)	(3,145,167)
Change in fair value of tax receivable liability	(1,475,376)	(12,055,797)	(450,922)	-	-
Other income	25,379	69,826	(1,315,932)	-	38
Total other (expense) income	(5,074,496)	(22,832,610)	(4,452,852)	(226,539)	(3,145,129)
(Loss) income before income tax expense	(18,183,863)	(46,011,224)	(18,599,466)	(32,763,009)	(23,742,530)
Income tax benefit	3,382,859	8,395,077	2,719,402
Net (loss) income	$(14,801,004)	$(37,616,147)	$(15,880,064)	$(32,763,009)	$(23,742,530)
Less: Net (loss) income attributable to non-controlling interests	(5,297,782)	(12,053,241)	(7,399,303)
Net (loss) income attributable to the Company	$(9,503,222)	$(25,562,906)	$(8,480,761)	$(32,763,009)	$(23,742,530)

Loss per Class A share:
Basic and diluted	$(0.16)	$(0.56)	$(0.25)
Weighted-average shares outstanding:
Basic and diluted	57,913,089	45,806,225	34,326,127

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	From July 11, 2019 to September 30, 2019	From July 1, 2019 to July 10, 2019	From January 1, 2019 to July 10, 2019
	(Successor)			(Predecessor)
Net (loss) income	$(14,801,004)	$(37,616,147)	$(15,880,064)	$(32,763,009)	$(23,742,530)
Other comprehensive income (loss), before tax
Change in fair value of designated cash flow hedges	560,800	(10,687,184)	—	—	—
Total other comprehensive income (loss), before tax	560,800	(10,687,184)	—	—	—
Income tax related to items of other comprehensive income:
Tax benefit on change in fair value of designated cash flow hedges	47,122	1,598,492	—	—	—
Total income tax benefit on related to items of other comprehensive income	47,122	1,598,492	—	—	—
Total other comprehensive income (loss), net of tax	607,922	(9,088,692)	—	—	—
Total comprehensive loss	$(14,193,082)	$(46,704,839)	$(15,880,064)	$(32,763,009)	$(23,742,530)
Less: Comprehensive loss attributable to non-controlling interests	(4,534,744)	(15,879,944)	—	—	—
Comprehensive loss attributable to the Company	$(9,658,338)	$(30,824,895)	$(15,880,064)	$(32,763,009)	$(23,742,530)

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

(Unaudited)

Total Equity
(Predecessor)
Balance at December 31, 2018	$109,078,357
Net income	9,020,479
Contributions by members	-
Stock based compensation	250,783
Distribution to members	(6,904,991)
Balance at June 30, 2019	$111,444,628
Net loss	(32,763,009)
Contributions by members	-
Stock based compensation	658,195
Distribution to members	-
Balance at July 10, 2019	$79,339,814

See accompanying notes to consolidated financial statements.

	Class A Common Stock		Class V Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Interests
Balance at July 11, 2019	33,430,259	$3,343	100	$-	$290,592,210	$(37,657,028)	$-	$252,938,525	$221,443,561
Release of Founder Shares	1,482,500	148		-	(148)	-	-	-	-
Release of share awards vested under 2019 Plan	575,301	58		-	(58)	-	-	-	-
Stock-based compensation		-		-	9,750,822	-	-	9,750,822	-
Tax distribution from Hawk Parent		-		-	-	-	-	-	(185,957)
Net loss		-		-	-	(8,480,761)	-	(8,480,761)	(7,399,303)
Balance at September 30, 2019 (Successor)	35,488,060	$3,549	100	$-	$300,342,826	$(46,137,789)	$-	$254,208,586	$213,858,301

	Class A Common Stock		Class V Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Interests
Balance at December 31, 2019 (Successor)	37,530,568	$3,753	100	$-	$307,914,346	$(53,878,460)	$313,397	$254,353,036	$206,162,035
Issuance of new shares	9,200,000	920		-	173,991,388	-	-	173,992,308	-
Redemption of Post-Merger Repay Units		-		-	(63,321,690)	-	(700,895)	(64,022,585)	(34,777,415)
Stock-based compensation		-		-	8,998,180	-	-	8,998,180	-
Warrant exercise	5,287,762	529		-	55,326,986	-	-	55,327,515	-
Valuation allowance on Ceiling Rule DTA		-		-	(8,300,787)	-	-	(8,300,787)	-
Net loss		-		-	-	(16,059,684)	-	(16,059,684)	(6,755,458)
Accumulated other comprehensive (loss) income		-		-	-	-	(6,494,742)	(6,494,742)	(4,784,620)
Balance at June 30, 2020 (Successor)	52,018,330	$5,202	100	$-	$474,608,423	$(69,938,144)	$(6,882,240)	$397,793,241	$159,844,542
Issuance of new shares	14,364,816	1,436		-	336,373,074	-	-	336,374,510	-
Exchange of Post-Merger Repay Units	1,579,330	158		-	13,796,879	-	(340,358)	13,456,679	(13,456,679)
Redemption of Post-Merger Repay Units		-		-	(236,701,453)	-	(2,458,401)	(239,159,854)	(97,335,959)
Release of share awards vested under Equity Plan	387,022	39		-	(39)	-	-	-	-
Treasury shares repurchased		-			(701,374)	-	-	(701,374)	-
Stock-based compensation		-		-	5,768,220	-	-	5,768,220	-
Warrant exercise	2,738,491	274		-	31,471,057	-	-	31,471,331	-
Tax distribution from Hawk Parent		-		-	-	-	-	-	(1,496,336)
Valuation allowance on Ceiling Rule DTA		-		-	(14,700,093)	-	-	(14,700,093)	-
Net loss		-		-	-	(9,503,222)	-	(9,503,222)	(5,297,782)
Accumulated other comprehensive income		-		-	-	-	415,451	415,451	145,349
Balance at September 30, 2020 (Successor)	71,087,989	$7,109	100	$-	$609,914,694	$(79,441,366)	$(9,265,548)	$521,214,889	$42,403,135

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2020	From July 11, 2019 to September 30, 2019	From January 1, 2019 to July 10, 2019
	(Successor)		(Predecessor)
Cash flows from operating activities
Net loss	$(37,616,147)	$(15,880,064)	$(23,742,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,031,111	10,702,840	6,222,917
Stock based compensation	14,766,400	9,750,822	908,978
Amortization of debt issuance costs	1,054,809	223,761	215,658
Fair value change in tax receivable agreement liability	12,055,798	450,922	-
Fair value change in other assets and liabilities	(3,041,378)	-	-
Deferred tax expense	(8,395,077)	(2,719,402)	-
Change in accounts receivable	(179,943)	247,912	(4,614,620)
Change in related party receivable	563,084	-	-
Change in prepaid expenses and other	(499,594)	(3,089,306)	(73,533)
Change in accounts payable	2,055,447	2,914,452	1,297,035
Change in related party payable	(14,545,569)	-	-
Change in accrued expenses and other	(4,024,327)	2,335,150	28,136,310
Change in other liabilities	486,414	-	-
Net cash provided by operating activities	6,711,028	4,937,087	8,350,215
Cash flows from investing activities
Purchases of property and equipment	(811,626)	(265,720)	(203,026)
Purchases of software	(10,853,882)	(1,682,965)	(3,842,744)
Acquisition of Hawk Parent, net of cash and restricted cash acquired	-	(242,599,551)	-
Acquisition of TriSource, net of cash and restricted cash acquired	-	(58,958,915)	-
Acquisition of Ventanex, net of cash and restricted cash acquired	(35,460,153)	-	-
Acquisition of APS Payments, net of cash and restricted cash acquired	(465,454)	-	-
Acquisition of cPayPlus, net of cash and restricted cash acquired	(7,584,628)	-	-
Net cash used in investing activities	(55,175,743)	(303,507,151)	(4,045,770)
Cash flows from financing activities
Change in line of credit	(10,000,000)	(3,500,000)	-
Issuance of long-term debt	60,425,983	210,000,000	-
Payments on long-term debt	(4,993,825)	(89,800,000)	(2,450,000)
Public issuance of Class A Common Stock	510,366,818	135,000,000	-
Repurchase of outstanding warrants	-	(38,700,000)	-
Repurchase of treasury shares	(701,374)	-	-
Exercise of warrants	86,798,846	-	-
Conversion of Thunder Bridge Class A ordinary shares to Class A Common Stock	-	148,870,571	-
Redemption of Post-Merger Repay Units	(435,295,813)	-	-
Distributions to Members	(1,496,336)	(185,957)	(6,904,991)
Payment of loan costs	(1,861,816)	(6,065,465)	-
Net cash provided by (used in) financing activities	203,242,483	355,619,149	(9,354,991)
Increase (decrease) in cash, cash equivalents and restricted cash	154,777,768	57,049,085	(5,050,546)
Cash, cash equivalents and restricted cash at beginning of period	$37,901,117	$-	$37,901,117
Cash, cash equivalents and restricted cash at end of period	$192,678,885	$57,049,085	$32,850,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$9,023,058	$1,907,283	$2,929,509
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Acquisition of Hawk Parent in exchange for Class A Common Stock	$-	$220,056,226
Acquisition of Hawk Parent in exchange for amounts payable under Tax Receivable Agreement	$-	$65,886,701
Acquisition of Hawk Parent in exchange for contingent consideration	$-	$12,300,000
Acquisition of TriSource in exchange for contingent consideration	$1,750,000	$2,250,000
Acquisition of Ventanex in exchange for contingent consideration	$4,800,000
Acquisition of APS in exchange for contingent consideration	$6,580,549
Acquisition of cPayPlus in exchange for contingent consideration	$6,500,000

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

On June 2, 2020, the Company completed an underwritten offering of 9,200,000 shares of its Class A common stock (the “June Follow-on Offering”) pursuant to the terms of an Underwriting Agreement (the “June Underwriting Agreement”), dated May 28, 2020, with Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as representatives of the several underwriters named therein. 1,200,000 shares of such Class A common stock were sold in the offering in connection with the full exercise of the underwriters’ option to purchase additional shares pursuant to the Underwriting Agreement. The shares of Class A common stock issued by the Company were sold at a price to the public of $20.00 per share ($19.00 per share net of underwriting discounts and commissions).

In connection with the June Follow-on Offering, the Company entered into a unit purchase agreement, dated May 28, 2020 (the “June Unit Purchase Agreement”), with CC Payment Holdings, L.L.C., an entity controlled by Corsair, pursuant to which the Company acquired 5,200,000 units representing limited liability company interests of Hawk Parent (“Post-Merger Repay Units”) at a purchase price of $19.00 per Post-Merger Repay Unit, which was equal to the purchase price per share of Class A common stock paid to the Company by the underwriters for shares of Class A common stock in connection with the June Follow-on Offering.

On July 23, 2020, the Company acquired all of the equity interest of cPayPlus, LLC (“cPayPlus”) for $8.0 million in cash. In addition to the $8 million cash consideration, the cPayPlus selling equityholders may be entitled to a total $8.0 million cash earnout payment in the third quarter of 2021, dependent upon the achievement of certain growth targets.

During the three months ended September 30, 2020, warrant holders of the Company exercised warrants in exchange for 2.7 million shares of Class A common stock. The Company received $31.5 million upon the exercise of the warrants. On July 27, 2020, the Company completed the redemption of all of its outstanding warrants to purchase shares of the Company’s Class A common stock. The exercise of these warrants resulted in the issuance of 2.7 million shares of Class A common stock and proceeds to the Company of $31.5 million.

On September 14, 2020, the Company completed an underwritten offering of 13,000,000 shares of its Class A common stock (the “September Follow-on Offering” and together with the June Follow-on Offering, the “Follow-on Offerings”) pursuant to the terms of an Underwriting Agreement (the “September Underwriting Agreement”), dated September 9, 2020, with Morgan Stanley & Co. LLC, as underwriter. Pursuant to the September Underwriting Agreement, the Company granted the underwriter a 30-day option to purchase up to an aggregate of 1,364,816 additional shares of Class A common stock solely to cover over-allotments. On September 22, 2020 the underwriter exercised the option to purchase 1,364,816 shares of the Company’s Class A common stock. The shares of Class A common stock

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

issued by the Company were sold at a price to the public of $24.00 per share ($23.425 per share net of underwriting discounts and commissions).

In connection with the September Follow-on Offering, the Company entered into a unit purchase agreement, dated September 9, 2020 (the “September Unit Purchase Agreement”), and, together with the June Unit Purchase Agreement, the “Unit Purchase Agreements”), with CC Payment Holdings, L.L.C., an entity controlled by Corsair, pursuant to which the Company acquired 14,364,816 Post-Merger Repay Units at a purchase price of $23.425 per Post-Merger Repay Unit, which was equal to the purchase price per share of Class A common stock paid to the Company by the underwriters for shares of Class A common stock in connection with the September Follow-on Offering.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Repay Holdings Corporation, the majority-owned Hawk Parent Holdings LLC and its wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Services LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC (“PaidSuite”), Marlin Acquirer, LLC (“Paymaxx”), REPAY International LLC, REPAY Canada Solutions ULC, TriSource Solutions, LLC (“TriSource”), Mesa Acquirer, LLC, CDT Technologies LTD, Viking GP Holdings, LLC, and cPayPlus, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, delay adopting new or revised accounting standards issued until such time as those standards apply to private companies, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company expects that it will cease being an emerging growth company on December 31, 2020. As a result, the Company would no longer be eligible to delay adoption of such new or revised accounting pronouncements applicable to public companies.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The effective date of this ASU for emerging growth companies is for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.

The Company will adopt ASU 2016-02 and subsequent related ASUs on December 31, 2020, as a result of the Company’s expectation that it will cease being an emerging growth company on December 31, 2020, which will result in an increase in right-of-use assets and associated lease liabilities, arising from operating leases in which the Company is the lessee, on its Consolidated Balance Sheets. The amount of the right-of-use assets and associated lease liabilities recorded upon adoption will be based primarily on the present value of unpaid future minimum lease payments in effect at the date of adoption. As of September 30, 2020, the quantitative impacts of right-of-use-assets and associated lease liabilities are not yet reasonably estimated. The Company’s implementation efforts are ongoing, including the review of operating leases and related lease accounting policies. In conjunction with this implementation, the Company is evaluating potential changes to its control environment.

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

The Company plans to adopt ASU 2016-13 on December 31, 2020, as a result of the Company’s expectation that it will cease being an emerging growth company on December 31, 2020. The Company is currently evaluating the impact of the adoption of this ASU and does not expect this ASU to have a material impact on its consolidated financial statements or related disclosures.

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

3. Revenue

Most of the Company’s revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that the Company provides. The Company’s performance obligations in its contracts with customers is the promise to stand-ready to provide payment processing services ("processing services") for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related processing services. Accordingly, the total transaction price is variable. These services are stand-ready obligations, as the timing and

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

quantity of transactions to be processed is not determinable. Under a stand-ready obligation, the Company’s performance obligation is satisfied over time throughout the contract term rather than at a point in time. Because the service of standing ready to perform processing services is substantially the same each day and has the same pattern of transfer to the customer, the Company has determined that its stand-ready performance obligation comprises a series of distinct days of service. Discount fees and other fixed per transaction fees are recognized each day using a time-elapsed output method based on the volume or transaction count at the time the merchants’ transactions are processed.

Revenue recorded by the Company in the capacity as a principal is reported on a gross basis equal to the full amount of consideration to which the Company expects in exchange for the good or service transferred. Revenue recorded with the Company acting in the capacity of an agent is reported on a net basis, exclusive of any consideration provided to the principal party in the transaction.

Interchange and network fees

Within its contracts with customers, the Company incurs interchange and network pass-through charges from the third-party card issuers and payment networks, respectively, related to the provision of payment authorization and routing services. The Company has determined that it is acting as an agent with respect to these payment authorization and routing services and as such, the Company views the card-issuing bank and the payment network as the principal for these performance obligations. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the three and nine months ended September 30, 2020 and 2019 respectively.

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

Disaggregation of revenue

The table below presents a disaggregation of revenue by direct and indirect relationships for the periods indicated:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	From July 11, 2019 to September 30, 2019	From July 1, 2019 to July 10, 2019	From January 1, 2019 to July 10, 2019
	(Successor)			(Predecessor)
Revenue
Direct relationships	$37,088,404	$111,677,862	$23,432,825	$2,274,747	$45,693,961
Indirect relationships	546,133	1,919,737	493,649	59,090	1,348,956
Total Revenue	$37,634,537	$113,597,599	$23,926,474	$2,333,837	$47,042,917

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The Company currently incurs costs to obtain a contract through payments made to external referral partners. Any capitalizable commission cost assets would have an amortization period of one year or less, therefore the Company utilizes the practical expedient to expense commissions as incurred.

4. Earnings Per Share

During the three and nine months ended September 30, 2020 and the period from July 11, 2019 to September 30, 2019, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (the “Post-Merger Repay Units”), unvested restricted share awards and all warrants would have been anti-dilutive.

The following table summarizes net loss attributable to the Company and the weighted average basic and basic and diluted shares outstanding:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	From July 11, 2019 to September 30, 2019
Loss before income tax expense	$(18,183,863)	$(46,011,224)	$(18,599,466)
Less: Net loss attributable to non-controlling interests	(5,297,782)	(12,053,241)	(7,399,303)
Income tax benefit	3,382,859	8,395,077	2,719,402
Net loss attributable to the Company	$(9,503,222)	$(25,562,906)	$(8,480,761)

Weighted average shares of Class A common stock outstanding - basic and diluted	57,913,089	45,806,225	34,326,127

Loss per share of Class A common stock outstanding - basic and diluted	$(0.16)	$(0.56)	$(0.25)

For the three and nine months ended September 30, 2020 and the period from July 11, 2019 to September 30, 2019, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

Post-Merger Repay Units exchangeable for Class A common stock	8,361,477	8,361,477	22,045,296
Earn-out Post-Merger Repay Units exchangeable for Class A common stock	-	-	7,500,000
Dilutive warrants exercisable for Class A common stock	-	-	1,160,053
Unvested restricted share awards of Class A common stock	2,445,535	2,445,535	2,031,861
Share equivalents excluded from earnings (loss) per share	10,807,012	10,807,012	32,737,210

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

5. Business Combinations

Hawk Parent Holdings LLC

Thunder Bridge and Hawk Parent entered into the Merger Agreement effective as of January 21, 2019 and announced consummation of the transactions contemplated by the Merger Agreement on July 11, 2019. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the closing of the transaction (the “Closing”), (a) Thunder Bridge effected the domestication to become a Delaware corporation and (b) a wholly-owned subsidiary of Thunder Bridge merged with and into Hawk Parent, with Hawk Parent continuing as the surviving entity and becoming a subsidiary of the Company (with Thunder Bridge receiving membership interests in Hawk Parent as the surviving entity and becoming the managing member of the surviving entity). At the effective time of the Business Combination,

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Thunder Bridge changed its corporate name to “Repay Holdings Corporation” and all outstanding securities of Hawk Parent converted into the right to receive the consideration specified in the Merger Agreement.

Each member of Hawk Parent received in exchange for their limited liability interests (i) one share of Class V common stock of the Company and (ii) a pro rata share of (A) non-voting limited liability units of Hawk Parent as the surviving entity, referred to as Post-Merger Repay Units, (B) certain cash consideration, and (C) the contingent right to receive certain additional Post-Merger Repay Units issued as an earn-out under the Merger Agreement after the Closing (“Earn-Out Units”). Shares of Class A common stock of the Company will provide the holder with voting and economic rights with respect to the Company as a holder of common stock. Each share of Class V common stock of the Company entitles the holder to vote as a stockholder of the Company, with the number of votes equal to the number of Post-Merger Repay Units held by the holder but provides no economic rights to the holder. Pursuant to the terms of the Exchange Agreement, each holder of a Post-Merger Repay Unit is entitled to exchange such unit for one share of Class A common stock of the Company.

The amount of cash consideration paid to selling Hawk Parent members at the Closing was equal to the following: (i) the total cash and cash equivalents of Thunder Bridge (including funds in its trust account after the redemption of its public stockholders and the proceeds of any debt or equity financing), minus (ii) the amount of Thunder Bridge’s unpaid expenses and obligations, plus (iii) the cash and cash equivalents of Hawk Parent as of immediately prior to the effective time of the Business Combination (excluding restricted cash), minus (iv) the amount of unpaid transaction expenses of Hawk Parent as of the Closing, minus (v) the amount of the indebtedness and other debt-like items of Hawk Parent and its subsidiaries as of the Closing, minus (vi) the amount of change of control and similar payments payable to employees of Hawk Parent in connection with the Business Combination, minus (vii) an amount of cash reserves equal to $10,000,000, minus (viii) a cash escrow of $150,000, minus (ix) an amount equal to $2,000,000 to be held by a representative of the selling Hawk Parent members, minus (x) the cash payment required in connection with the related warrant amendment, minus (xi) an amount required to be deposited on the balance sheet of Hawk Parent in connection with the Business Combination.

Pursuant to the TRA, the Company will pay to exchanging holders of Post-Merger Repay Units 100% of the tax savings that the Company realizes as a result of increases in tax basis in the Company’s assets as a result of the exchange of the Post-Merger Repay Units for shares of Class A common stock pursuant to the Exchange Agreement between the Company and the Class A unit holders of Hawk Parent Holdings LLC, excluding the Company, dated as of July 11, 2019, and certain other tax attributes of Repay and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

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

The following summarizes the purchase consideration paid to the selling members of Hawk Parent:

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

The Company recorded an allocation of the purchase price to Hawk Parent’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the July 11, 2019 closing date. The final purchase price allocation is as follows:

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

The values allocated to identifiable intangible assets and their estimated useful lives are as follows:

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

TriSource Solutions, LLC

On August 13, 2019, the Company acquired all of the ownership interests of TriSource.  Under the terms of the Securities Purchase Agreement, between Repay Holdings, LLC and the direct and indirect owners of TriSource, as of August 13, 2019 (the “TriSource Purchase Agreement”), the aggregate consideration paid at closing by Repay was approximately $60.2 million in cash. In addition to the closing consideration, the TriSource Purchase Agreement

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

contains a performance based earnout based on future results of the acquired business, which have resulted in an additional payment to the former owners of TriSource of up to $5.0 million. The TriSource acquisition was financed with a combination of cash on hand and committed borrowing capacity under the Company’s existing credit facility. The TriSource Purchase Agreement contains customary representations, warranties and covenants by the Company and the former owners of TriSource, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the purchase consideration paid to the selling members of TriSource:

Cash Consideration	$60,235,090
Contingent consideration (1)	2,250,000
Total purchase price	$62,485,090

(1) Reflects the fair value of the earn-out Payment, the contingent consideration to be paid to the selling members of TriSource, pursuant to the TriSource Purchase Agreement. The selling members of TriSource had the contingent earnout right to receive a payment of up to $5.0 million dependent upon the Gross Profit, as defined in the TriSource Purchase Agreement, for the period commencing on July 1, 2019 and ending on June 30, 2020. As of September 30, 2020, the remaining TriSource earnout was adjusted to $4.0 million, resulting in a $1.75 million adjustment included in the change in fair value of contingent consideration in the unaudited interim consolidated statement of operations for both the three and nine months ended September 30, 2020.

The Company recorded an allocation of the purchase price to TriSource’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the August 13, 2019 closing date. The final purchase price allocation is as follows:

Cash and cash equivalents	$383,236
Accounts receivable	2,290,441
Prepaid expenses and other current assets	95,763
Total current assets	2,769,440
Property, plant and equipment, net	215,739
Restricted cash	509,019
Identifiable intangible assets	30,500,000
Total identifiable assets acquired	33,994,198
Accounts payable	(1,621,252)
Accrued expenses	(756,117)
Net identifiable assets acquired	31,616,829
Goodwill	30,868,261
Total purchase price	$62,485,090

The values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.4	5
Trade names	0.7	Indefinite
Developed technology	3.9	3
Merchant relationships	25.5	10
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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

APS Payments

On October 14, 2019, the Company acquired substantially all of the assets of APS Payments (“APS”) for $30.5 million in cash. In addition to the $30.5 million cash consideration, which includes the net working capital adjustment settled for the three months ended June 30, 2020, the APS selling equity holders may be entitled to a total of $30.0 million in three separate cash earnout payments (“APS Earnout”), dependent on the achievement of certain growth targets. The asset purchase agreement between Repay and APS (“APS Purchase Agreement”) contains customary representations, warranties and covenants by Repay and the former owners of APS, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the purchase consideration paid to the selling members of APS:

Cash consideration	$30,465,454
Contingent consideration (1)	18,580,549
Total purchase price	$49,046,003

(1)

Reflects the fair value of APS Earnout, to be paid to the selling members of APS, pursuant to the APS Purchase Agreement as of October 14, 2019. On April 6, 2020, the Company paid the first APS Earnout payment of $14.3 million. As of September 30, 2020, the remaining APS Earnout was adjusted to $0, net of the first payment, which resulted in a $5 million and $5.7 million adjustment included in the change in fair value of contingent consideration in the unaudited interim consolidated statement of operations for the three and nine months ended September 30, 2020.

The Company recorded an allocation of the purchase price to APS Payments’ tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the October 11, 2019 closing date. The final purchase price allocation is as follows:

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

The values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.5	5
Trade names	0.5	Indefinite
Merchant relationships	20.5	9
	$21.5

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

Ventanex

On February 10, 2020, the Company acquired all of the ownership interests of CDT Technologies, LTD d/b/a Ventanex (“Ventanex”). Under the terms of the securities purchase agreement between Repay Holdings, LLC and the direct and indirect owners of CDT Technologies, LTD. (“Ventanex Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $36 million in cash. In addition to the closing consideration, the Ventanex Purchase Agreement contains a performance-based earnout (the “Ventanex Earnout Payment”), which was based on future results of the acquired business and could result in an additional payment to the former owners of Ventanex of up to $14 million. The Ventanex acquisition was financed with a combination of cash on hand and committed borrowing capacity under the Company’s existing credit facility. The Ventanex Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owners of Ventanex, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the selling members of Ventanex:

Cash consideration	$35,939,129
Contingent consideration (1)	4,800,000
Total purchase price	$40,739,129

(1)

Reflects the fair value of the Ventanex Earnout Payment, the contingent consideration to be paid to the selling members of Ventanex, pursuant to the Ventanex Purchase Agreement as of February 10, 2020. The selling partners of Ventanex will have the contingent earn-out right to receive a payment of up to $14.0 million dependent upon the Gross Profit, as defined in the Ventanex Purchase Agreement, for the years ended December 31, 2020 and 2021. As of September 30, 2020, the remaining Ventanex Earnout was adjusted to $4.3 million, which resulted in a $0.5 million adjustment included in the change in fair value of contingent consideration in the unaudited interim consolidated statement of operations for the three and nine months ended September 30, 2020.

The Company recorded a preliminary allocation of the purchase price to Ventanex’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the February 10, 2020 closing date. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$50,663
Accounts receivable	1,376,539
Prepaid expenses and other current assets	180,514
Total current assets	1,607,716
Property, plant and equipment, net	137,833
Restricted cash	428,313
Identifiable intangible assets	26,890,000
Total identifiable assets acquired	29,063,862
Accounts payable	(152,035)
Accrued expenses	(373,159)
Net identifiable assets acquired	28,538,668
Goodwill	12,200,461
Total purchase price	$40,739,129

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.1	5
Trade names	0.4	Indefinite
Developed technology	4.1	3
Merchant relationships	22.3	10
	$26.9

Goodwill of $12.2 million, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Ventanex.

cPayPlus

On July 23, 2020, the Company acquired all of the ownership interests of cPayPlus. Under the terms of the securities purchase agreement between Repay Holdings, LLC and the direct and indirect owners of cPayPlus. (“cPayPlus Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $8 million in cash. In addition to the closing consideration, the cPayPlus Purchase Agreement contains a performance-based earnout (the “cPayPlus Earnout Payment”), which was based on future results of the acquired business and could result in an additional payment to the former owners of cPayPlus of up to $8 million in the third quarter of 2021. The cPayPlus acquisition was financed with cash on hand. The cPayPlus Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owners of cPayPlus, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the selling members of cPayPlus:

Cash consideration	$7,846,959
Contingent consideration (1)	6,500,000
Total purchase price	$14,346,959

(1)

Reflects the fair value of the cPayPlus Earnout Payment, the contingent consideration to be paid to the selling members of cPayPlus, pursuant to the cPayPlus Purchase Agreement as of July 23, 2020. The selling partners of cPayPlus will have the contingent earn-out right to receive a payment of up to $8.0 million dependent upon the Gross Profit, as defined in the cPayPlus Purchase Agreement, in the third quarter of 2021.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The Company recorded a preliminary allocation of the purchase price to cPayPlus’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the July 23, 2020 closing date. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$262,331
Accounts receivable	164,789
Prepaid expenses and other current assets	37,660
Total current assets	464,780
Property, plant and equipment, net	20,976
Identifiable intangible assets	7,720,000
Total identifiable assets acquired	8,205,756
Accounts payable	(99,046)
Accrued expenses	(363,393)
Net identifiable assets acquired	7,743,317
Goodwill	6,603,642
Total purchase price	$14,346,959

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.1	5
Trade names	0.1	Indefinite
Developed technology	6.7	3
Merchant relationships	0.9	10
	$7.7

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Goodwill of $6.6 million, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of cPayPlus.

The Company incurred transaction expenses of $1.4 million and $3.5 million for the three and nine months ended September 30, 2020, respectively, related to the APS, Ventanex and cPayPlus acquisitions. cPayPlus has contributed $0.4 million to revenue and $0.0 million in net income to the Company’s unaudited interim consolidated statement of operations, from July 23, 2020 through September 30, 2020. Ventanex has contributed $3.2 million to revenue and $0.5 million in net income to the Company’s unaudited interim consolidated statement of operations, for the three months ended September 30, 2020. Ventanex has contributed $7.6 million to revenue and $0.5 million in net income to the Company’s unaudited interim consolidated statement of operations, from February 10, 2020 through September 30, 2020. APS contributed $3.3 million to revenue and $0.6 million in net loss to the Company’s unaudited interim consolidated statement of operations for the three months ended September 30, 2020. APS contributed $10.4 million to revenue and $0.3 million in net income to the Company’s unaudited interim consolidated statement of operations for the nine months ended September 30, 2020. TriSource, previously acquired on August 14, 2019, contributed $8.3 million to revenue and $1.7 million in net income to the Company’s unaudited interim consolidated statement of operations for the three months ended September 30, 2020.  TriSource contributed $23.1 million to revenue and $4.0 million in net income to the Company’s unaudited interim consolidated statement of operations for the nine months ended September 30, 2020.

Pro Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis give effect to the Business Combination as well as the TriSource, APS, Ventanex, and cPayPlus acquisitions as if the transactions had occurred on January 1, 2019. The unaudited pro forma information reflects adjustments for the issuance of the Company’s common stock, debt incurred in connection with the transactions, the impact of the fair value of intangible assets acquired and related amortization and other adjustments the Company believes are reasonable for the pro forma presentation. In addition, the pro forma earnings exclude acquisition-related costs.

	Pro Forma Three Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020	Pro Forma Three Months Ended September 30, 2019	Pro Forma Nine Months Ended September 30, 2019
Revenue	$37,712,710	$116,540,354	$36,744,774	$107,403,501
Net loss	(14,874,500)	(37,361,006)	(57,562,188)	(71,546,277)
Net loss attributable to non-controlling interests	(3,855,178)	(13,377,656)	(23,450,835)	(29,147,953)
Net loss attributable to the Company	(11,019,322)	(23,983,350)	(34,111,353)	(42,398,324)

Loss per Class A share - basic and diluted	$(0.19)	$(0.70)	$(0.59)	$(1.24)

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

6. Fair Value

The following table summarizes, by level within the fair value hierarchy, the carrying amounts and estimated fair values of the Company’s assets and liabilities measured at fair value on a recurring or nonrecurring basis or disclosed, but not carried, at fair value in the Consolidated Balance Sheets as of the dates presented. There were no transfers into, out of, or between levels within the fair value hierarchy during any of the periods presented. Refer to Note 5, Note 10 and Note 11 for additional information on these liabilities.

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$182,290,497	$—	$—	$182,290,497
Restricted cash	10,388,388	—	—	10,388,388
Total assets	$192,678,885	$—	$—	$192,678,885
Liabilities:
Contingent consideration	$—	$—	$14,800,000	$14,800,000
Borrowings	—	258,067,855	—	258,067,855
Tax receivable agreement	—	—	222,900,327	222,900,327
Interest rate swap	—	10,131,735	—	10,131,735
Total liabilities	$—	$268,199,590	$237,700,327	$505,899,917

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$24,617,996	$—	$—	$24,617,996
Restricted cash	13,283,121	—	—	13,283,121
Interest rate swap	—	555,449	—	555,449
Total assets	$37,901,117	$555,449	$—	$38,456,566
Liabilities:
Contingent consideration	$—	$—	$14,250,000	$14,250,000
Borrowings	—	213,908,388	—	213,908,388
Tax receivable agreement	—	—	67,176,226	67,176,226
Total liabilities	$—	$213,908,388	$81,426,226	$295,334,614

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

Contingent Consideration

Contingent consideration relates to potential payments that the Company may be required to make associated with acquisitions. The contingent consideration is recorded at fair value based on estimates of discounted future cash flows associated with the acquired businesses. To the extent that the valuation of these liabilities is based on inputs that are less observable or not observable in the market, the determination of fair value requires more judgment. Accordingly, the fair value of contingent consideration is classified within Level 3 of the fair value hierarchy, under ASC 820. The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805, Business Combinations (“ASC 805”).

The Company used a discount rate to determine the present value, based on a risk-free rate adjusted for a credit spread, of the contingent consideration in the simulation approach. A range of 6.8% to 8.0% and weighted average of 7.0% was applied to the simulated contingent consideration payments, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The following table provides a rollforward of the contingent consideration related to previous business acquisitions. Refer to Note 5 for more details.
	Nine Months Ended September 30, 2020	From July 11, 2019 to September 30, 2019	From January 1, 2019 to July 10, 2019
	(Successor)		(Predecessor)
Balance at beginning of period	$14,250,000	$-	$1,816,988
Purchases	11,300,000	14,550,000	—
Payments	(14,320,549)	—	(1,816,988)
Accretion expense	—	—	—
Valuation adjustment	3,570,549	—	—
Balance at end of period	$14,800,000	$14,550,000	$—

Term loan

The carrying value of the Company’s term loan is net of unamortized debt discount and debt issuance costs. The fair value of the Company’s term loan was determined using a discounted cash flow model based on observable market factors, such as changes in credit spreads for comparable benchmark companies and credit factors specific to us. The fair value of Company’s term loan is classified within Level 2 of the fair value hierarchy, as the inputs to the discounted cash flow model are generally observable and do not contain a high level of subjectivity.

Tax Receivable Agreement

Upon the completion of the Business Combination, the Company entered into the Tax Receivable Agreement (the “TRA”) with holders of Post-Merger Repay Units. As a result of the TRA, the Company established a liability in its consolidated financial statements. The TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Post-Merger Repay Unit holders. These inputs are not observable in the market; thus, the TRA is classified within Level 3 of the fair value hierarchy, under ASC 820. The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805.

The Company used a discount rate to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 1.36% was applied to the forecasted TRA payments at September 30, 2020, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance increased $12.1 million through accretion expense and a valuation adjustment, related to a decrease in the discount rate, which was 3.00%, as of December 31, 2019.

The following table provides a rollforward of the TRA related to the Business Combination and subsequent acquisition of Post-Merger Repay Units held by Corsair, pursuant to the Unit Purchase Agreements. See Note 15 for further discussion on the TRA.

	Nine Months Ended September 30, 2020	From July 11, 2019 to September 30, 2019	From January 1, 2019 to July 10, 2019
	(Successor)		(Predecessor)
Balance at beginning of period	$67,176,226	$—	$—
Purchases	143,668,304	65,886,701	—
Payments	—	—	—
Accretion expense	2,571,460	—	—
Valuation adjustment	9,484,337	—	—
Balance at end of period	$222,900,327	$65,886,701	$—

Interest rate swap

In October 2019, the Company entered into a $140.0 million notional, fifty-seven month interest rate swap agreement, and in February 2020, the Company entered into a $30.0 million notional, sixty month interest rate swap

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

agreement. These interest rate swap agreements are to hedge changes in its cash flows attributable to interest rate risk on a combined $170.0 million of Company’s variable-rate term loan to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense.

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

7. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2020	2019
Furniture, fixtures, and office equipment	$1,074,008	$944,105
Computers	1,577,939	859,426
Leasehold improvements	335,517	223,145
Total	2,987,464	2,026,676
Less: Accumulated depreciation and amortization	1,278,733	416,024
	$1,708,731	$1,610,652

Depreciation expense for property and equipment was $0.3 million, $0.9 million, and $0.2 million for the three and nine months ended September 30, 2020 and the period from July 11, 2019 to September 30, 2019, respectively. Depreciation expense was $0.0 million and $0.3 million for the Predecessor periods from July 1, 2019 to July 10, 2019 and January 1, 2019 to July 10, 2019, respectively.

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of September 30, 2020, the indefinite-lived intangible assets consist of trade names of $21.7 million, and this balance consists of five trade names, arising from the acquisitions of Hawk Parent, TriSource, APS, Ventanex, and cPayPlus in the Successor period from July 11, 2019 to September 30, 2020. As of December 31, 2019, the indefinite-lived intangible assets consist of trade names of $21.2 million, and this balance consists of three trade names, arising from the acquisitions of Hawk Parent, TriSource and APS in the Successor period from July 11, 2019 to December 31, 2019.

Definite-lived intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Customer relationships	$279,150,000	$32,171,968	$246,978,032	8.75
Channel relationships	3,000,000	366,935	2,633,065	8.78
Software costs	93,885,253	31,817,917	62,067,336	1.78
Non-compete agreements	4,080,000	2,083,416	1,996,584	1.55
Balance as of September 30, 2020	$380,115,253	$66,440,236	$313,675,017	6.95

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Customer relationships	$256,000,000	$11,393,825	$244,606,175	9.48
Channel relationships	3,000,000	141,935	2,858,065	9.53
Software costs	72,290,752	11,080,696	61,210,056	2.54
Non-compete agreements	3,900,000	733,495	3,166,505	2.28
Balance as of December 31, 2019	$335,190,752	$23,349,951	$311,840,801	7.90

The Company’s amortization expense for intangible assets was $15.1 million, $43.2 million, and $10.5 million for the three and nine months ended September 30, 2020 and the period from July 11, 2019 to September 30, 2019, respectively. Amortization expense was $0.3 million and $5.9 million for the Predecessor periods from July 1, 2019 to July 10, 2019 and January 1, 2019 to July 10, 2019, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

Year Ending December 31,	Estimated Future Amortization Expense
2020	$15,409,158
2021	62,455,180
2022	51,959,290
2023	28,555,778
2024	28,564,200
2025	28,357,778
Thereafter	98,373,633

9. Goodwill

The following table presents changes to goodwill for the nine months ended September 30, 2020 and 2019.

Total
Balance at December 31, 2019	$389,660,519
Acquisitions	18,804,103
Dispositions	—
Impairment Loss	—
Measurement period adjustment	7,046,003
Balance at September 30, 2020	$415,510,625

Balance as of December 31, 2018 (Predecessor)	$119,529,202
Acquisitions	251,250,459
Dispositions	—
Impairment Loss	—
Measurement period adjustment	—
Balance as of September 30, 2019 (Successor)	$370,779,661

The Company has only one operating segment and, based on the criteria outlined in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), only one reporting unit that needs to be tested for goodwill impairment. Accordingly, goodwill was reviewed for impairment at the consolidated entity level. Based on the qualitative factors described in ASC 350, the Company concluded that goodwill was not impaired as of September 30, 2020.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

10. Borrowings

Prior Credit Agreement

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

The Prior Credit Agreement provided for a maximum $10.0 million revolving loan at a variable interest rate. This facility was terminated upon the closing of the Business Combination and execution of the New Credit Agreement (defined below). Interest expense on the line of credit totaled $7,144 and $107,032 for the Predecessor periods from July 1, 2019 to July 10, 2019 and January 1, 2019 to July 10, 2019, respectively.

New Credit Agreement, as Amended

The Company entered into a Revolving Credit and Term Loan Agreement (as amended the “New Credit Agreement”) on July 11, 2019, with Truist Bank (formerly SunTrust Bank) and the other lenders party thereto, which provided a revolving credit facility (the “Revolving Credit Facility”), a term loan A (the “Term Loan”), and a delayed draw term loan at a variable interest rate (3.65% at September 30, 2020) (the “Delayed Draw Term Loan”). The New Credit Agreement provided for an aggregate revolving commitment of $20.0 million at a variable interest rate.

On February 10, 2020, as part of the financing for the acquisition of Ventanex, Repay entered into an agreement with Truist Bank and other members of its existing bank group to amend and upsize its previous credit agreement from $230.0 million to $345.0 million. The New Credit Agreement is collateralized by substantially all of the Company’s assets, and includes restrictive qualitative and quantitative covenants, as defined in the New Credit Agreement. The Company was in compliance with its restrictive covenants under the New Credit Agreement at September 30, 2020.

The New Credit Agreement provides for a Term Loan of $255.0 million, a Delayed Draw Term Loan of $60.0 million, and a Revolving Credit Facility of $30.0 million. As of September 30, 2020, the Company had $14.4 million drawn against the Delayed Draw Term Loan and had $0.0 million drawn against the Revolving Credit Facility. The Company paid $96,567 and $231,168 in fees related to unused commitments for the three and nine months ended September 30, 2020, respectively. The Company’s interest expense on the line of credit totaled $0 and $62,008 for the three and nine months ended September 30, 2020, respectively.

At September 30, 2020 and December 31, 2019, total borrowings under the New Credit Agreement consisted of the following, respectively:

	September 30, 2020	December 31, 2019
Non-current indebtedness:
Term Loan	$264,369,659	$208,937,500
Revolving Credit Facility	—	10,000,000
Total borrowings under credit facility (1)	264,369,659	218,937,500
Less: Current maturities of long-term debt (2)	6,760,650	5,500,000
Less: Long-term loan debt issuance cost (3)	6,301,804	5,494,795
Total non-current borrowings	$251,307,205	$207,942,705

(1)	The Term Loan, Delayed Draw Term Loan and Revolving Credit Facility bear interest, at variable rates, which were 3.65% and 5.26% at September 30, 2020 and December 31, 2019, respectively

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

(2)

Pursuant to the terms of the New Credit Agreement, the Company is required to make quarterly principal payments equal to 0.625% of the initial principal amount of the Term Loan and Delayed Draw Term Loan (collectively the “Term Loans”).

(3)

The Company incurred $0.4 million, $1.1 million, and $0.2 million of interest expense for the amortization of deferred debt issuance costs for the three and nine months ended September 30, 2020 and the period from July 11, 2019 to September 30, 2019, respectively. The Predecessor incurred $0.0 million and $0.2 million for the periods from July 1, 2019 to July 10, 2019 and January 1, 2019 to July 10, 2019 respectively.

Following is a summary of principal maturities of long‑term debt for each of the next five years ending December 31 and in the aggregate:

2020	$1,690,162
2021	6,760,650
2022	13,250,812
2023	19,561,462
2024	20,056,949
2025	203,049,624
$264,369,659

The Company incurred interest expense on the Term Loans of $2.6 million, $9.0 million, and $2.5 million for the three and nine months ended September 30, 2020 and the period from July 11, 2019 to September 30, 2019, respectively. The Predecessor incurred interest expense of $0.2 million and $2.8 million for the periods from July 1, 2019 to July 10, 2019 and January 1, 2019 to July 10, 2019, respectively.

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

In October 2019, the Company entered into a $140.0 million notional, five-year interest rate swap agreement, with Regions Bank, to hedge changes in cash flows attributable to interest rate risk on $140.0 million of its variable-rate term loan. This agreement involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount. This interest rate swap was designated for accounting purposes as a cash flow hedge. As such, changes in the interest rate swap’s fair value are deferred in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and are subsequently reclassified into interest expense in each period that a hedged interest payment is made on the Company’s variable-rate term loan. Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense was $0.5 million and $0.7 million for the three and nine months ended September 30, 2020, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

Both of these interest rate swaps are considered an effective hedge, as of September 30, 2020.  Changes in fair value are included in other comprehensive income (loss).

As of September 30, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	Notional Amount	Fixed Interest Rate	Termination Date
Interest rate swap	$140,000,000	1.598%	July 11, 2024
Interest rate swap	$30,000,000	1.331%	February 10, 2025

12. Commitments and Contingencies

The Company is committed under various operating leases for buildings with varying expiration dates. Future minimum lease payments under non-cancelable operating leases as of September 30, 2020, are as follows:

Year Ended	Amounts
2020	$313,357
2021	1,104,876
2022	775,983
2023	394,081
2024	81,149
Thereafter	-
$2,669,446

13. Related Party Transactions

Related party payables consisted of the following:

	September 30,	December 31,
	2020	2019
TriSource accrued earnout liability	$4,000,000	$2,250,000
APS Payments accrued earnout liability	-	12,250,000
Ventanex accrued earnout liability	4,300,000	-
cPayPlus accrued earnout liability	6,500,000	-
Other payables to related parties	96,246	71,266
	$14,896,246	$14,571,266

The Predecessor paid management fees to Corsair, a related party having common ownership in the amount of $0.0 million and $0.2 million for the periods from July 1, 2019 to July 10, 2019 and January 1, 2019, to July 10, 2019, respectively, which are included in selling, general, and administrative expenses in the unaudited interim consolidated statement of operations.

The Company incurred transaction costs on behalf of related parties of $0.9 million, $1.9 million, and $0.6 million for the three and nine months ended September 30, 2020 and the period from July 11, 2019 to September 30, 2019, respectively.  These costs consist of retention bonuses and other compensation to employees, associated with the costs resulting from the integration of new businesses.

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

Under this plan, the Company currently has two types of share-based compensation awards outstanding: restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Activities for the nine months ended September 30, 2020 and the period from July 11, 2019 to September 30, 2019 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	1,818,675	$12.39
Granted	1,148,844	17.36
Forfeited (1)(2)	47,847	13.56
Vested	501,818	12.01
Unvested at September 30, 2020	2,417,854	$23.33

Unvested at July 11, 2019	—	$—
Granted	3,000,229	11.73
Forfeited (2)	152,976	11.82
Vested	575,301	11.64
Unvested at September 30, 2019	2,271,952	$11.75

(1)

The forfeited shares include employee terminations during the nine months ended September 30, 2020; further, these forfeited shares are added back to the amount of shares available for grant under the 2019 Equity Incentive Plan.

(2)

Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations. The awards are not deemed outstanding; further, these forfeited shares are added back to the amount of shares available for grant under the 2019 Equity Incentive Plan.

Unrecognized compensation expense related to unvested RSAs and RSUs was $22.8 million at September 30, 2020, which is expected to be recognized as expense over the weighted-average period of 2.79 years. Unrecognized compensation expense related to unvested RSAs and RSUs was $25 million at September 30, 2019, which is expected to be recognized as expense over the weighted-average period of 5.35 years. The Company incurred $5.8 million, $14.8 million, and $9.8 million of share-based compensation expense for the three and nine months ended September 30, 2020 and the period from July 11, 2019 to September 30, 2019, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Original Equity Incentives

As a result of the change in ownership of Hawk Parent, 9,171 previously unvested profit interest units of the Predecessor with a weighted average grant date fair value of $180.87 were automatically vested, upon the closing of the Business Combination. A summary of the changes in non-vested units outstanding for the period from January 1, 2019 to July 10, 2019 is presented below:

	Units	Weighted average fair value per unit
Non-vested units at January 1, 2019	9,460	$182.83
Activity during the period:
Granted	—	—
Vested	(9,460)	(182.83)
Non-vested units at July 10, 2019	—	$—

During the periods from July 1, 2019 to July 10, 2019 and January 1, 2019 to July 10, 2019, the Predecessor incurred $0.7 million and $0.9 million of share-based compensation expense, respectively, included in selling, general and administrative costs in the unaudited interim consolidated statement of operations.

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

The Company’s effective tax rate was 18.6%, 18.3%, and 14.6% for the three and nine months ended September 30, 2020 and the period from July 11, 2019 to September 30, 2019, respectively. The Company recorded an income tax benefit of $3.4 million, $8.4 million, and $2.7 million for the three and nine months ended September 30, 2020 and the period from July 11, 2019 to September 30, 2019, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2020 and the period from July 11, 2019 to September 30, 2019 was less than its combined federal and state statutory tax rate of 24%, primarily due to the Company not being liable for income taxes on the portion of Hawk Parent’s earnings that are attributable to non-controlling interests. The results for the Predecessor do not reflect income tax expense because, prior to the closing of the Business Combination, the consolidated Hawk Parent pass-through entity was not subject to corporate tax.

The Company recognized $3.4 million, $8.4 million, and $2.7 million for the three and nine months ended September 30, 2020 and the period from July 11, 2019 to September 30, 2019, respectively, of deferred tax assets related to the income tax benefit derived from the net operating loss over the same periods. The Company did not recognize any changes to the valuation allowance as of September 30, 2020, and the facts and circumstances remain unchanged.

Deferred tax assets, net of $128.3 million for the nine months ended September 30,2020, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of a subsequent purchase of Post-Merger Repay Units by the Company pursuant to the Unit Purchase Agreements and the subsequent exchanges of Post-Merger Repay Units for shares of the Company’s Class A common stock in accordance with the Exchange Agreement dated July 11, 2019.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

As a result of the Follow-on Offerings, warrant exercises and Post-Merger Repay Unit exchanges during the nine months ended September 30, 2020, the Company recognized an additional deferred tax asset (DTA) and offsetting deferred tax liability (DTL) in the amount of $23.0 million to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions, a ceiling rule limitation arising under Internal Revenue Code (the “Code”) sec. 704(c). As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of September 30, 2020.

Tax Receivable Agreement Liability

Pursuant to the Company’s election under Section 754 of the Code, the Company expects to obtain an increase in its share of the tax basis in the net assets of Hawk Parent when Post-Merger Repay Units are redeemed or exchanged for Class A common stock of Repay Holdings Corporation. The Company intends to treat any redemptions and exchanges of Post-Merger Repay Units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

On July 11, 2019, the Company entered into a TRA that provides for the payment by the Company of 100% of the amount of any tax benefits realized, or in some cases are deemed to realize, as a result of (i) increases in its share of the tax basis in the net assets of Hawk Parent resulting from any redemptions or exchanges of Post-Merger Repay Units and from its acquisition of the equity of the selling Hawk Parent members, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The TRA Payments are not conditioned upon any continued ownership interest in Hawk Parent or the Company. The rights of each party under the TRA other than the Company are assignable. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of September 30, 2020, the Company had a liability of $222.9 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Consolidated Balance Sheet. The increase in the TRA liability for the three and nine months ended September 30, 2020, was primarily a result of the Unit Purchase Agreements, pursuant to which the Company acquired 14,364,816 and 19,564,816 Post-Merger Repay Units held by Corsair, respectively. Additionally, other selling members of Hawk Parent exchanged 1,579,330 Post-Merger Repay Units in the three and nine months ended September 30, 2020. This resulted in an increase to the Company’s share of the tax basis in the net assets of Hawk Parent.

16. Subsequent events

Management has evaluated subsequent events and their potential effects on these unaudited consolidated financial statements through November 9, 2020, which is the date the unaudited consolidated financial statements were available to be issued.

On October 27, 2020, the Company announced the acquisition of CPS Payment Services for up to $93 million, which includes up to $15 million in performance-based earnouts. The acquisition closed on November 2, 2020 and was financed with cash on hand.

On November 5, 2020, the Company, Truist Bank (formerly SunTrust Bank) and other members of its existing bank group agreed to amend the Company’s existing credit facility in order to extend through August 2021 the availability period for the $60 million delayed draw term loan facility under the credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this section, "Repay", the “Company", "we", or "our" refer to (i) Hawk Parent Holdings, LLC and its subsidiaries ("Predecessor") for the periods from January 1, 2019 through July 10, 2019 and July 1, 2019 through July 10, 2019 and (ii) Repay Holdings Corporation and its subsidiaries (the "Successor ") for the period from July 11, 2019 through September 30, 2019 and the three and nine month periods ended September 30, 2020 (the "Successor Period") after the consummation of the Business Combination, unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

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

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $3.8 billion and $11.2 billion of total card payment volume in the three and nine months ended September 30, 2020, respectively, and our card payment volume growth over the same periods in 2019 was approximately 44% and 55%, respectively.

The impacts of the COVID-19 pandemic and related economic conditions on the Company’s results are highly uncertain. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are evolving rapidly and in ways that are difficult to fully anticipate. At this time, we cannot reasonably estimate the full impact of the pandemic on the Company, given the uncertainty over the duration and severity of the economic crisis. In addition, because COVID-19 did not begin to affect the Company's financial results until late in the first quarter of 2020, its impact on the Company’s results in the first nine months of 2020 may not be indicative of its impact on the Company’s results for the remainder of 2020.

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

On July 23, 2020, we announced the acquisition of cPayPlus, LLC (“cPayPlus”) for up to $16.0 million, which includes a $8.0 million performance-based earnout. The closing of the acquisition was financed with cash on hand. See Note 5 to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On October 27, 2020, we announced the acquisition of CPS Payment Services (“CPS”) for up to $93 million, which includes up to $15 million in performance-based earnouts. The acquisition closed on November 2, 2020 and was financed with cash on hand.

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our customers process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services are determined, based on the judgment of our management, considering factors such as margin objectives, pricing practices and controls, customer segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated customers. During the three and nine months ended September 30, 2020 and 2019, we believe our chargeback rate was less than 1% of our card payment volume.

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

Results of Operations

	Successor			Predecessor
(in $ thousands)	Three Months ended September 30, 2020	Nine Months ended September 30, 2020	July 11, 2019 through September 30, 2019	July 1, 2019 through July 10, 2019	January 1, 2019 through July 10, 2019
Revenue	$37,635	$113,598	$23,926	$2,334	$47,043
Operating expenses
Other costs of services	$10,492	$29,990	$6,368	$468	$10,216
Selling, general and administrative	28,581	65,765	21,003	34,069	51,201
Depreciation and amortization	15,421	44,031	10,703	333	6,223
Change in fair value of contingent consideration	(3,750)	(3,010)	—	—	—
Total operating expenses	$50,744	$136,776	$38,074	$34,870	$67,640
Income (loss) from operations	$(13,109)	$(23,178)	$(14,148)	$(32,536)	$(20,597)
Other expenses
Interest expenses	(3,624)	(10,847)	(2,686)	(227)	(3,145)
Change in fair value of tax receivable liability	(1,475)	(12,056)	(451)	—	—
Other income	25	70	(1,316)	—	—
Total other (expenses) income	(5,074)	(22,833)	(4,453)	(227)	(3,145)
Income (loss) before income tax expense	(18,183)	(46,011)	(18,601)	(32,763)	(23,742)
Income tax benefit	3,383	8,395	2,719	—	—
Net income (loss)	$(14,800)	$(37,616)	$(15,882)	$(32,763)	$(23,742)
Net income (loss) attributable to non-controlling interest	(5,298)	(12,053)	(7,399)	—	—
Net income (loss) attributable to the Company	$(9,502)	$(25,563)	$(8,483)	$(32,763)	$(23,742)
Weighted-average shares of Class A common stock outstanding - basic and diluted	57,913,089	45,806,225	34,326,127
Loss per Class A share - basic and diluted	$(0.16)	$(0.56)	$(0.25)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

For purposes of this results of operations discussion, we have combined the results of the Predecessor for the period from July 1, 2019 to July 10, 2019 with the results of the Successor for the period from July 11, 2019 to September 30, 2019 (“2019 three-month combined period”).

Revenue

Total revenue was $37.6 million for the three months ended September 30, 2020 and $26.3 million for the 2019 three-month combined period, an increase of $11.4 million or 43.3%. This increase was the result of newly signed customers, the growth of our existing customers, as well as the acquisitions of TriSource, APS, Ventanex, and cPayPlus. For the three months ended September 30, 2020, incremental revenues of approximately $10.2 million are attributable to TriSource, APS, Ventanex, and cPayPlus.

Other Costs of Services

Other costs of services were $10.5 million for the three months ended September 30, 2020 and $6.8 million for 2019 three-month combined period, an increase of $3.7 million or 53.5%. For the three months ended September 30, 2020, incremental costs of services of approximately $3.5 million are attributable to TriSource, APS, Ventanex, and cPayPlus.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $28.6 million for the three months ended September 30, 2020 and $55.1 million for the 2019 three-month combined period, a decrease of $26.5 million or 48.1%. This decrease was primarily due to one-time expenses associated with the Business Combination.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $15.4 million for the three months ended September 30, 2020 and $11.0 million for the 2019 three-month combined period, an increase of $4.4 million or 39.7%. The increase was primarily due to fair value adjustments to intangibles resulting from the Business Combination, as well as additional depreciation and amortization of fixed assets and intangibles from the acquisitions of TriSource, APS, Ventanex and cPayPlus.

Change in the Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was $3.8 million for the three months ended September 30, 2020, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of TriSource, APS, and Ventanex.

Interest Expense

Interest expense was $3.6 million for the three months ended September 30, 2020 and $2.9 million for the 2019 three-month combined period, an increase of $0.7 million or 24.4%. This increase was due to a higher average outstanding principal balance under our New Credit Agreement as compared to the average outstanding principal balance under the Prior Credit Agreement.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $1.5 million for the three months ended September 30, 2020 compared to $0.5 million for the 2019 three-month combined period, an increase of $1.0 million or 227.1%. This increase was due to higher fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate used to determine the fair value of the liability.

Income Tax

The income tax benefit was $3.4 million for the three months ended September 30, 2020 and $2.7 million for the period from July 11, 2019 to September 30, 2019, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent. This was a result of the operating loss incurred by the Company, primarily driven by stock-based compensation deductions as well as the amortization of assets acquired in Business Combination and acquisitions of TriSource, APS, Ventanex, and cPayPlus.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

For purposes of this results of operations discussion, we have combined the results of the Predecessor for the period from January 1, 2019 to July 10, 2019 with the results of the Successor for the period from July 11, 2019 to September 30, 2019 (“2019 nine-month combined period”).

Revenue

Total revenue was $113.6 million for the nine months ended September 30, 2020 and $71.0 million for the 2019 nine-month combined period, an increase of $42.6 million or 60.1%. This increase was the result of newly signed customers, the growth of our existing customers, as well as the acquisitions of TriSource, APS, Ventanex, and cPayPlus.

For the nine months ended September 30, 2020, incremental revenues of approximately $33.7 million are attributable to TriSource, APS, Ventanex, and cPayPlus.

Other Costs of Services

Other costs of services were $30.0 million for the nine months ended September 30, 2020 and $16.6 million for the 2019 nine-month combined period, an increase of $13.4 million or 80.8%. For the nine months ended September 30, 2020, incremental costs of services of approximately $12.7 million are attributable to TriSource, APS, Ventanex, and cPayPlus.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $65.8 million for the nine months ended September 30, 2020 and $72.2 million for the 2019 nine-month combined period, a decrease of $6.4 million or 8.9%. This decrease was primarily due to one-time expenses associated with the Business Combination, offset by increases in share-based compensation and other operating costs.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $44.0 million for the nine months ended September 30, 2020 and $16.9 million for the 2019 nine-month combined period, an increase of $27.1 million or 160.1%. The increase was primarily due to fair value adjustments to intangibles resulting from the Business Combination, as well as additional depreciation and amortization of fixed assets and intangibles from the acquisitions of TriSource, APS, Ventanex, and cPayPlus.

Change in the Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was $3.0 million for the nine months ended September 30, 2020, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of TriSource, APS, and Ventanex.

Interest Expense

Interest expense was $10.8 million for the nine months ended September 30, 2020 and $5.8 million for the 2019 nine-month combined period, an increase of $5.0 million or 86.0%. This increase was due to a higher average outstanding principal balance under our New Credit Agreement as compared to the average outstanding principal balance under the Prior Credit Agreement.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $12.1 million for the nine months ended September 30, 2020 compared to only $0.5 million of accretion expense for the 2019 nine-month combined period, an increase of $11.6 million. This increase was due to higher fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate used to determine the fair value of the liability.

Income Tax

The income tax benefit was $8.4 million for the nine months ended September 30, 2020 and $2.7 million for the period from July 11, 2019 to September 30, 2019, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent. This was a result of the operating loss incurred by the Company, primarily driven by stock-based compensation deductions as well as the amortization of assets acquired in Business Combination and acquisitions of TriSource, APS, Ventanex and cPayPlus.

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

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on as-converted basis) for the three and nine months ended September 30, 2020 (excluding shares subject to forfeiture).

We believe that Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share provide useful information to investors and others in understanding and evaluating its operating results in the same manner as management. However, Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating profit, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share, or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate our non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP. You should be aware of additional limitations with respect to Adjusted Net Income per share because the GAAP presentation of net loss per share is only reflected for the three and nine months ended September 30, 2020.

The following tables set forth a reconciliation of our results of operations for the three and nine months ended September 30, 2020 and 2019. Due to the Predecessor and Successor periods, for the convenience of readers, we have presented the three and nine months ended September 30, 2019 on both a Predecessor and Successor basis and a combined basis (reflecting simple arithmetic combination of the GAAP Predecessor and Successor periods with adjustments) in order to present a meaningful comparison against the corresponding periods.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended September 30, 2020 and 2019

	Successor			Successor	Predecessor
(in $ thousands)	Three Months Ended September 30, 2020	Adjustments(o)	Pro Forma Three Months Ended September 30, 2020	July 11, 2019 through September 30, 2019	July 1, 2019 through July 10, 2019	Combined	Adjustments(o)	Pro Forma Three Months Ended September 30, 2019
Revenue	$37,635		$37,635	$23,926	$2,334	$26,260		$26,260
Operating expenses
Other costs of services	$10,492		$10,492	$6,368	$468	$6,836		$6,836
Selling, general and administrative	28,581		28,581	21,003	34,069	55,072		55,072
Depreciation and amortization	15,421	(8,159)	7,262	10,703	333	11,036	(7,253)	3,783
Change in fair value of contingent consideration	(3,750)		(3,750)	—	—	—		—
Total operating expenses	$50,744		$42,585	$38,074	$34,870	$72,944		$65,691
Income (loss) from operations	$(13,109)		$(4,950)	$(14,148)	$(32,536)	$(46,684)		$(39,431)
Other expenses
Interest expenses	(3,624)		(3,624)	(2,686)	(227)	(2,913)		(2,913)
Change in fair value of tax receivable liability	(1,475)		(1,475)	(451)	—	(451)		(451)
Other income	25		25	(1,316)	—	(1,316)		(1,316)
Total other (expenses) income	(5,074)		(5,074)	(4,453)	(227)	(4,681)		(4,680)
Income (loss) before income tax expense	(18,183)		(10,024)	(18,601)	(32,763)	(51,364)		(44,111)
Income tax benefit	3,383		3,383	2,719	—	2,719		2,719
Net income (loss)	$(14,800)		$(6,641)	$(15,882)	$(32,763)	$(48,645)		$(41,392)

Add:
Interest expense			3,624					2,913
Depreciation and amortization(a)			7,262					3,783
Income tax (benefit)			(3,383)					(2,719)
EBITDA			$862					$(37,415)

Loss on extinguishment of debt (b)			—					1,316
Non-cash change in fair value of contingent consideration(c)			(3,750)					—
Non-cash change in fair value of assets and liabilities(d)			1,475					451
Share-based compensation expense(e)			5,768					10,409
Transaction expenses(f)			3,332					35,017
Management Fees(g)			—					11
Legacy commission related charges(h)			7,221					1,877
Employee recruiting costs(i)			67					18
Other taxes(j)			171					32
Restructuring and other strategic initiative costs(k)			389					80
Other non-recurring charges(l)			60					114
Adjusted EBITDA			$15,595					$11,910

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the nine months ended September 30, 2020 and 2019

	Successor			Successor	Predecessor
(in $ thousands)	Nine Months Ended September 30, 2020	Adjustments(o)	Pro Forma Nine Months Ended September 30, 2020	July 11, 2019 through September 30, 2019	January 1, 2019 through July 10, 2019	Combined	Adjustments(o)	Pro Forma Nine Months Ended September 30, 2019
Revenue	$113,598		$113,598	$23,926	$47,043	$70,969		$70,969
Operating expenses
Other costs of services	$29,990		$29,990	$6,368	$10,216	$16,584		$16,584
Selling, general and administrative	65,765		65,765	21,003	51,201	72,204		72,204
Depreciation and amortization	44,031	(24,476)	19,555	10,703	6,223	16,926	(7,253)	9,673
Change in fair value of contingent consideration	(3,010)		(3,010)	—	—	—		—
Total operating expenses	$136,776		$112,300	$38,074	$67,640	$105,714		$98,461
Income (loss) from operations	$(23,178)		$1,298	$(14,148)	$(20,597)	$(34,745)		$(27,492)
Other expenses						0
Interest expenses	(10,847)		(10,847)	(2,686)	(3,145)	(5,831)		(5,831)
Change in fair value of tax receivable liability	(12,056)		(12,056)	(451)	—	(451)		(451)
Other income	70		70	(1,316)	—	(1,316)		(1,316)
Total other (expenses) income	(22,833)		(22,833)	(4,453)	(3,145)	(7,598)		(7,598)
Income (loss) before income tax expense	(46,011)		(21,535)	(18,601)	(23,742)	(42,343)		(35,090)
Income tax benefit	8,395		8,395	2,719	—	2,719		2,719
Net income (loss)	$(37,616)		$(13,140)	$(15,882)	$(23,742)	$(39,624)		$(32,371)

Add:
Interest expense			10,847					5,831
Depreciation and amortization(a)			19,555					9,673
Income tax (benefit)			(8,395)					(2,719)
EBITDA			$8,867					$(19,586)

Loss on extinguishment of debt (b)			—					1,316
Non-cash change in fair value of contingent consideration(c)			(3,010)					—
Non-cash change in fair value of assets and liabilities(d)			12,056					451
Share-based compensation expense(e)			14,766					10,660
Transaction expenses(f)			7,777					37,513
Management Fees(g)			—					211
Legacy commission related charges(h)			7,221					2,427
Employee recruiting costs(i)			123					33
Other taxes(j)			396					259
Restructuring and other strategic initiative costs(k)			579					296
Other non-recurring charges(l)			392					114
Adjusted EBITDA			$49,167					$33,694

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended September 30, 2020 and 2019

	Successor			Successor	Predecessor
(in $ thousands)	Three Months Ended September 30, 2020	Adjustments(o)	Pro Forma Three Months Ended September 30, 2020	July 11, 2019 through September 30, 2019	July 1, 2019 through July 10, 2019	Combined	Adjustments(o)	Pro Forma Three Months Ended September 30, 2019
Revenue	$37,635		$37,635	$23,926	$2,334	$26,260		$26,260
Operating expenses
Other costs of services	$10,492		$10,492	$6,368	$468	$6,836		$6,836
Selling, general and administrative	28,581		28,581	21,003	34,069	55,072		55,072
Depreciation and amortization	15,421	(8,159)	7,262	10,703	333	11,036	(7,253)	3,783
Change in fair value of contingent consideration	(3,750)		(3,750)	—	—	—		—
Total operating expenses	$50,744		$42,585	$38,074	$34,870	$72,944		$65,691
Income (loss) from operations	$(13,109)		$(4,950)	$(14,148)	$(32,536)	$(46,684)		$(39,431)
Other expenses
Interest expenses	(3,624)		(3,624)	(2,686)	(227)	(2,913)		(2,913)
Change in fair value of tax receivable liability	(1,475)		(1,475)	(451)	—	(451)		(451)
Other income	25		25	(1,316)	—	(1,316)		(1,316)
Total other (expenses) income	(5,074)		(5,074)	(4,453)	(227)	(4,681)		(4,680)
Income (loss) before income tax expense	(18,183)		(10,024)	(18,601)	(32,763)	(51,364)		(44,111)
Income tax benefit	3,383		3,383	2,719	—	2,719		2,719
Net income (loss)	$(14,800)		$(6,641)	$(15,882)	$(32,763)	$(48,645)		$(41,392)

Add:
Amortization of Acquisition-Related Intangibles(m)			4,804					2,525
Loss on extinguishment of debt (b)			—					1,316
Non-cash change in fair value of contingent consideration(c)			(3,750)					—
Non-cash change in fair value of assets and liabilities(d)			1,475					451
Share-based compensation expense(e)			5,768					10,409
Transaction expenses(f)			3,332					35,017
Management Fees(g)			—					11
Legacy commission related charges(h)			7,221					1,877
Employee recruiting costs(i)			67					18
Restructuring and other strategic initiative costs(k)			389					80
Other non-recurring charges(l)			60					114
Pro forma taxes at effective rate(p)			(3,218)					—
Adjusted Net Income			$9,507					$10,426

Shares of Class A common stock outstanding (on an as-converted basis)(n)			78,885,221					57,531,359
Adjusted Net income per share			$0.12					$0.18

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the nine months ended September 30, 2020 and 2019

	Successor			Successor	Predecessor
(in $ thousands)	Nine Months Ended September 30, 2020	Adjustments(o)	Pro Forma Nine Months Ended September 30, 2020	July 11, 2019 through September 30, 2019	January 1, 2019 through July 10, 2019	Combined	Adjustments(o)	Pro Forma Nine Months Ended September 30, 2019
Revenue	$113,598		$113,598	$23,926	$47,043	$70,969		$70,969
Operating expenses
Other costs of services	$29,990		$29,990	$6,368	$10,216	$16,584		$16,584
Selling, general and administrative	65,765		65,765	21,003	51,201	72,204		72,204
Depreciation and amortization	44,031	(24,476)	19,555	10,703	6,223	16,926	(7,253)	9,673
Change in fair value of contingent consideration	(3,010)		(3,010)	—	—	—		—
Total operating expenses	$136,776		$112,300	$38,074	$67,640	$105,714		$98,461
Income (loss) from operations	$(23,178)		$1,298	$(14,148)	$(20,597)	$(34,745)		$(27,492)
Other expenses						0
Interest expenses	(10,847)		(10,847)	(2,686)	(3,145)	(5,831)		(5,831)
Change in fair value of tax receivable liability	(12,056)		(12,056)	(451)	—	(451)		(451)
Other income	70		70	(1,316)	—	(1,316)		(1,316)
Total other (expenses) income	(22,833)		(22,833)	(4,453)	(3,145)	(7,598)		(7,598)
Income (loss) before income tax expense	(46,011)		(21,535)	(18,601)	(23,742)	(42,343)		(35,090)
Income tax benefit	8,395		8,395	2,719	—	2,719		2,719
Net income (loss)	$(37,616)		$(13,140)	$(15,882)	$(23,742)	$(39,624)		$(32,371)

Add:
Amortization of Acquisition-Related Intangibles(m)			13,463					6,485
Loss on extinguishment of debt (b)			—					1,316
Non-cash change in fair value of contingent consideration(c)			(3,010)					-
Non-cash change in fair value of assets and liabilities(d)			12,056					451
Share-based compensation expense(e)			14,766					10,660
Transaction expenses(f)			7,777					37,513
Management Fees(g)			—					211
Legacy commission related charges(h)			7,221					2,427
Employee recruiting costs(i)			123					33
Restructuring and other strategic initiative costs(k)			579					296
Other non-recurring charges(l)			392					114
Pro forma taxes at effective rate(p)			(9,160)					—
Adjusted Net Income			$31,067					$27,135

Shares of Class A common stock outstanding (on an as-converted basis)(n)			71,307,517					57,531,359
Adjusted Net income per share			$0.44					$0.47

(a)	See footnote (m) for details on our amortization and depreciation expenses.
(b)	Reflects write-offs of debt issuance costs relating to Hawk Parent’s term loans and prepayment penalties relating to its previous debt facilities.
(c)	Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(d)	Reflects the changes in management’s estimates of the fair value of the liability relating to the Tax Receivable Agreement.

(e)

Represents compensation expense associated with equity compensation plans, totaling $5,768,220 and $14,766,400 in the three and nine months ended September 30, 2020, respectively, $658,195 and $908,978 in the Predecessor periods from July 1, 2019 to July 10, 2019 and January 1, 2019 to July 10, 2019, respectively, and $9,750,821 as a result of new grants made in the Successor period from July 11, 2019 to September 30, 2019.

(f)

Primarily consists of (i) during the three and nine months ended September 30, 2020, professional service fees and other costs incurred in connection with the acquisition of cPayPlus, and additional transaction expenses incurred in connection with the Business Combination and the acquisitions of TriSource Solutions, APS Payments, and Ventanex, which closed in prior periods, as well as professional service expenses related to the Follow-on Offerings and (ii) during the three and nine months ended September 30, 2019, professional service fees and other costs in connection with the Business Combination and the acquisitions of TriSource Solutions, and APS Payments.

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
(k)

Reflects consulting fees related to our processing services and other operational improvements, including restructuring and integration activities related to our acquired businesses, that were not in the ordinary course during the three and nine months ended September 30, 2020 and 2019, and additionally one-time expenses related to the creation of a new entity in connection with equity arrangements for the members of Hawk Parent in connection with the Business Combination in the nine months ended September 30, 2019.

(l)

For the three and nine months ended September 30, 2020, reflects expenses incurred related to one-time accounting system and compensation plan implementation related to becoming a public company, as well as extraordinary refunds to customers and other payments related to COVID-19. For the nine months ended September 30, 2019, reflects expenses incurred related to other one-time legal and compliance matters. Additionally, for the three months ended September 30, 2019 reflects a one-time credit issued to a customer which was not in the ordinary course of business.

(m)

For the three and nine months ended September 30, 2020 reflects (i) amortization of the customer relationships intangibles acquired through Hawk Parent’s acquisitions of PaidSuite and Paymaxx during the year ended December 31, 2017 and the recapitalization transaction in 2016, through which Hawk Parent was formed in connection with the acquisition of a majority interest in Repay Holdings, LLC by certain investment funds sponsored by, or affiliated with, Corsair Capital LLC., (ii) customer relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and (iii) customer relationships, non-compete agreement, and software intangibles acquired through Repay Holdings, LLC’s acquisitions of TriSource Solutions, APS Payments, Ventanex, and cPayPlus. For the three and nine months ended September 30, 2019, reflects amortization of customer relationships intangibles acquired through Hawk Parent’s acquisitions and the recapitalization transaction in 2016 and the acquisition of TriSource Solutions described previously. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three months ended September 30,		Nine months ended September 30,
(in $ thousands)	2020	2019	2020	2019
Acquisition-related intangibles	$4,804	$2,525	$13,463	$6,485
Software	2,070	1,064	5,176	2,698
Reseller buyouts	15	15	44	44
Amortization	$6,889	$3,604	$18,683	$9,227
Depreciation	373	179	872	446
Total Depreciation and amortization[1]	$7,262	$3,783	$19,555	$9,673

1)	Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions (see corresponding adjustments in the reconciliation of net income to Adjusted Net Income presented above). Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation. Amortization of intangibles that relate to past acquisitions will recur in future periods until such intangibles have been fully amortized. Any future acquisitions may result in the amortization of additional intangibles.

(n)

Represents the weighted average number of shares of Class A common stock outstanding (on as-converted basis) for the three and nine months ended September 30, 2020, as well as the Successor period from July 11, 2019 to September 30, 2019 (excluding shares that were subject to forfeiture).

(o)	Adjustment for incremental depreciation and amortization recorded due to fair-value adjustments under ASC 805 in the Successor period.
(p)

Represents pro forma income tax adjustment effect associated with items adjusted above. As Hawk Parent, as the accounting Predecessor, was not subject to income taxes, the tax effect above was calculated on the adjustments related to the Successor period only.

Adjusted EBITDA for the three months ended September 30, 2020 and 2019 was $15.6 million and $11.9 million, respectively, representing a 30.9% year-over-year increase. Adjusted EBITDA for the nine months ended September 30, 2020 and 2019 was $49.2 million and $33.7 million, respectively, representing a 45.9% year-over-year increase.

Adjusted Net Income for the three months ended September 30, 2020 and 2019 was $9.5 million and $10.4 million, respectively, representing an 8.8% year-over-year decrease. Adjusted Net Income for the nine months ended September 30, 2020 and 2019 was $31.1 million and $27.1 million respectively, representing a 14.5% year-over-year increase.

Our net income (loss) attributable to the Company for the three months ended September 30, 2020 and 2019 was $(9.5) million and $(41.2) million, respectively, representing a 77.0% year-over-year increase. Our net income (loss) attributable to the Company for the nine months ended September 30, 2020 and 2019 was $(25.6) million and $(32.2) million respectively, representing a 20.7% year-over-year increase.

These increases in Adjusted EBITDA and Adjusted Net Income, for the nine months ended September 30, 2020 are the result of the growing card payment volume and revenue figures described above, new customers, and same store sales growth from existing customers as well as the acquisitions of TriSource, APS, Ventanex, and cPayPlus. The decrease in Adjusted Net Income for the three months ended September 30, 2020 is largely a result of the tax effect of the adjustments to the Net income (loss) incurred. The increase in net income (loss) attributable to the Company for the three and nine months ended September 30, 2020, is primarily the result of one-time expenses incurred in connection with the Business Combination.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of September 30, 2020, we had $182.3 million of cash and cash equivalents and available borrowing capacity of $75.6 million under the New Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and customer settlement funds of $10.4 million at September 30, 2020. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the New Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.

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

Cash Flows

The following table present a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Successor	Successor	Predecessor
(in $ thousands)	Nine Months Ended September 30, 2020	July 11, 2019 through September 30, 2019	January 1, 2019 through July 10, 2019
Net cash provided by operating activities	$6,711	$4,937	$8,350
Net cash used in investing activities	(55,176)	(303,507)	(4,046)
Net cash provided by (used in) financing activities	203,242	355,619	(9,355)

Cash Flow from Operating Activities

Net cash provided by operating activities was $6.7 million for the nine months ended September 30, 2020.

Net cash provided by operating activities was $4.9 million from July 11, 2019 to September 30, 2019.

Net cash provided by operating activities was $8.4 million from January 1, 2019 through July 10, 2019.

Cash provided by operating activities for the nine months ended September 30, 2020, the period from July 11, 2019 to September 30, 2019, and the period from January 1, 2019 to July 10, 2019, reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $55.2 million for the nine months ended September 30, 2020, due to the acquisition of Ventanex and cPayPlus, as well as capitalization of software development activities.

Net cash used in investing activities was $303.5 million from July 11, 2019 to September 30, 2019, due to the Business Combination whereby Hawk Parent was acquired, the acquisition of TriSource, and capitalization of software development activities.

Net cash used in investing activities was $4.0 million from January 1, 2019 through July 10, 2019, due to capitalization of software development activities.

Cash Flow from Financing Activities

Net cash provided by financing activities was $203.2 million for the nine months ended September 30, 2020, due to proceeds from the issuance of new shares in the Follow-On Offerings, new borrowings related to the acquisition of Ventanex under the New Credit Agreement, as well as funds received related to the exercise of warrants, offset by repayment of the outstanding revolver balance related to the New Credit Agreement in connection with its amendment and the acquisition of Ventanex, and repayments of the term loan principal balance under the New Credit Agreement.

Net cash provided by financing activities was $355.6 million from July 11, 2019 to September 30, 2019, due to borrowing under our New Credit Agreement of $210.0 million, offset by debt issuance costs of $6.1 million. We received proceeds from the Business Combination of $148.9 million and a private placement offering of $135.0 million, offset by payments of $93.3 million to settle our Prior Credit Agreement and $38.7 million to repurchase outstanding Thunder Bridge warrants.

Net cash used in financing activities was $9.4 million from January 1, 2019 through July 11, 2019 due to $2.5 million of principal payments related to our Prior Credit Agreement and tax distributions of $6.9 million to Hawk Parent’s members.

Indebtedness

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

As of September 30, 2020, the New Credit Agreement provides for a senior secured term loan facility of $255.0 million, a delayed draw term loan of $60.0 million, and a revolving credit facility of $30.0 million. As of September 30, 2020, we had $0.0 million drawn against the revolving credit facility. We paid $96,567, $231,168, and $19,444 in fees related to unused commitments for the three and nine months ended September 30, 2020 and the period from July 11, 2019 to September 30, 2019, respectively.

As of September 30, 2020, we had term loan borrowings of $258.1 million, net of deferred issuance costs, under the New Credit Agreement, and we were in compliance with its restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants of the New Credit Agreement, prospectively.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2020 or December 31, 2019.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and LIBOR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of September 30, 2020 and December 31, 2019, we had term loan borrowings of $258.1 million and $208.9 million, respectively, and revolver borrowings of $0.0 million and $10.0 million, respectively, outstanding under the respective credit agreements. The borrowings accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted LIBOR rate plus a margin of 2.50% to 3.50% under the New Credit Agreement, in each case depending on the total net leverage ratio, as defined in the respective agreements governing the New Credit Agreement. In October 2019 and February 2020, we entered into two separate swap agreements with notional amounts of $140.0 million and $30.0 million, respectively. These interest rate swaps effectively converted $170.0 million of the outstanding term loan into to fixed rate payments for 57 months and 60 months, respectively. A 1.0% increase or decrease in the interest rate applicable to such borrowings under the New Credit Agreement would have increased or decreased cash interest expense on our indebtedness by approximately $1.0 million per annum and $1.0 million per annum, respectively.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The effects of the COVID-19 pandemic, the mitigation efforts and the resulting economic impact on our business, results of operations and financial condition have included and may continue to include the following with respect to the key industry-oriented “vertical” markets that we serve:

•

A decrease in the origination of personal or automotive loans and a decrease in payments (from delinquencies, defaults or otherwise) made in respect of existing obligations as a result of government-imposed or suggested “shelter-in-place” or similar orders, significant reductions in consumer spending, high unemployment, bankruptcies, financial distress or additional government stimulus or extra unemployment benefits.

•	A reduction in the amount of loan payments received as a result of loan payment deferrals (whether government-mandated or voluntary).
•	Decreased receivables management payments as a result of moratoriums on debt collection activities.
•	A decrease in the amount of B2B payments as a result of the overall economic slowdown and reduction in business spending.
•

A decrease in the amount of payments to healthcare providers from insurance companies and third-party health administrators as a result of reductions in elective medical procedures or health provider visits.

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

Other effects of the COVID-19 pandemic, the mitigation efforts and the resulting economic impact on our business, results of operations and financial condition have included and may continue to include:

•	Diversion of management focus to addressing impacts of the COVID-19 pandemic could potentially disrupt our remaining 2020 operating plans, as well as our strategic planning for 2021.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock from July 1, 2020 to September 30, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
July 1-31, 2020	10,561	$12.29	-	$-
August 1-31, 2020	5,109	11.71	-	-
September 1-30, 2020	13,371	12.41	-	-
Total	29,041	$12.24	-	$-

(1)

During the quarter ended September 30, 2020, pursuant to the 2019 Equity Incentive Plan, we withheld 29,041 shares at an average price per share of $12.24 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On November 5, 2020, certain of our subsidiaries entered into a Second Amendment (the “Amendment”) to the New Agreement. The Amendment provides for a nine-month extension of the availability period for the $60 million delayed draw term loan facility under the New Credit Agreement. The Amendment also made certain other amendments to the New Credit Agreement, including immaterial modifications to the permitted indebtedness, permitted liens and restricted payments provisions of the New Credit Agreement.

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

101

The following financial statements from the Company’s Form 10‑Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes In Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: November 9, 2020	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)