Form 10-K
period 2020-12-31
Repay Holdings Corp
filed 2021-03-01
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020, was $1,242,106,614.

As of February 23, 2021, there were 80,063,486 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 2,148,861 of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding.  As of February 23, 2021, the holders of such outstanding shares of Class V common stock also hold 7,959,160 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of either an amendment to this Form 10-K or its proxy statement for its 2021 Annual Meeting of Shareholders, which are expected to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, the expected impact of the COVID-19 pandemic, the expected demand on our product offering, including further implementation of electronic payment options and statements regarding our market and growth opportunities, the expected benefits of our recent acquisitions, our financial performance, our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part I, Item 1A “Risk Factors" of this Form 10-K. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

RISK FACTOR SUMMARY

Our business involves significant risks and uncertainties that make an investment in us speculative and risky.  The following is a summary list of the principal risk factors that could materially adversely affect our business, financial condition, liquidity and results of operations.  These are not the only risks and uncertainties we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K.

Risks Related to Our Business

•	The continued impact of the COVID-19 outbreak and the measures implemented to mitigate the spread of the virus.
•	The payment processing industry is highly competitive.
•	Unauthorized disclosure of merchant or consumer data.
•	If we cannot keep pace with rapid developments and changes in our industry.
•	If our vertical markets do not increase their acceptance of electronic payments or if there are adverse developments in the electronic payment industry in general.
•	Potential customers or software integration partners may be reluctant to switch to, or develop a relationship with, a new payment processor.
•

If we fail to comply with the applicable requirements of payment networks and industry self-regulatory organizations, those payment networks or organizations could seek to fine us, suspend us or terminate our registrations through our sponsor banks.

•

We rely on sponsor banks in order to process electronic payment transactions, and such sponsor banks have substantial discretion with respect to certain elements of our business practices. If these sponsorships are terminated and we are not able to secure new sponsor banks, we will not be able to conduct our business.

•	To acquire and retain customers, we depend on our software integration partners that integrate our services and solutions into software used by our customers.
•	Failure to effectively manage risk and prevent fraud could increase our chargeback liability and other liability.
•	Our processes to reduce fraud losses depend in part on our ability to restrict the deposit of processing funds while we investigate suspicious transactions.
•

To the extent we cannot maintain savings related to favorable pricing on interchange and other payment network fees and cannot pass along any corresponding increases in such fees to our customers, our operating results and financial condition may be materially adversely affected.

•	Our systems and those of our third-party providers may fail due to factors beyond our control.
•

We rely on other service and technology providers. If such providers fail in or discontinue providing their services or technology to us, our ability to provide services to customers may be interrupted.

•	We are subject to economic and political risk, the business cycles of our customers and software integration partners and the overall level of consumer and commercial spending.
•	Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.
•	We may not be able to continue to expand our share in our existing vertical markets or continue to expand into new vertical markets.
•	We may not be able to successfully manage our intellectual property and may be subject to infringement claims.
•	The loss of key personnel or the loss of our ability to attract, recruit, retain and develop qualified employees.
•	We have been the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations.
•	We may not be able to successfully execute our strategy of growth through acquisitions.
•	Our acquisitions subject us to a variety of risks that could harm our business and the anticipated benefits from our acquisitions may not be realized on the expected timeline or at all.
•	We may be required to take write-downs or write-offs, restructuring and impairment or other charges.

Risks Related to Regulation

•

We and our customers are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting our business, our customers’ businesses or the electronic payments industry, or our or our customers’ actual or perceived failure to comply with such obligations.
•	The businesses of many of our customers are strictly regulated in every jurisdiction in which they operate, and such regulations, and our customers’ failure to comply with them.
•	We may be required to become licensed under state money transmission statutes.
•	We must comply with laws and regulations prohibiting unfair or deceptive acts or practices.
•	Governmental regulations designed to protect or limit access to or use of consumer information could adversely affect our ability to effectively provide our products and services.
•	Changes in tax laws or their judicial or administrative interpretations, or becoming subject to additional U.S., state or local taxes that cannot be passed through to our customers.
•

We are no longer an “emerging growth company” and are therefore subject to the auditor attestation requirement in the assessment of our internal controls over financial reporting and certain other increased disclosure and governance requirements.

•	We must maintain effective internal controls.

Risks Related to Our Indebtedness

•

Our level of indebtedness could adversely affect our ability to meet our obligations under our indebtedness, react to changes in the economy or our industry and to raise additional capital to fund operations.

•	Future operating flexibility is limited by the restrictive covenants in the Amended Credit Agreement, and we may be unable to comply with all covenants in the future.
•

We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes, or to repurchase the 2026 Notes upon a fundamental change, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the 2026 Notes.

•	The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.
•	The accounting method for convertible debt securities that may be settled in cash, such as the 2026 Notes, could have a material effect on our reported financial results.
•	Provisions in the indenture could delay or prevent an otherwise beneficial takeover of the Company.

Risks Related to Our Ownership Structure

•

We are a holding company and our only material asset is our interest in Hawk Parent, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement, meet our financial obligations under the 2026 Notes and pay dividends.

•

Under the Tax Receivable Agreement, we will be required to pay 100% of the tax benefits relating to tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the exchanges (including an exchange in a sale for cash) of Post-Merger Repay Units into our Class A common stock and related transactions, and those payments may be substantial.

•	In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits we realize or be accelerated.

Risks Related to Our Class A Common Stock

•

Future issuances or sales of substantial amounts of our Class A common stock in the public market, or the perception that such issuances or sales may occur, could cause the market price for our Class A common stock to decline.

•	Our stock price may be volatile, which could negatively affect our business and operations.
•	Because we do not currently intend to pay dividends, holders of our Class A common stock will benefit from an investment in our Class A common stock only if it appreciates in value.
•

Delaware law and our governing documents contain certain provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

•	Our certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders.

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

We processed approximately $15.2 billion of total card payment volume in 2020. Our year-over-year card payment volume growth was approximately 42% in 2020 and 44% in 2019. As of December 31, 2020, we had over 15,000 customers. Our top 10 customers, with an average tenure of approximately four years, contributed to approximately 18% and 28% of total gross profit during the year ended December 31, 2020 and the year ended December 31, 2019, respectively.

Our leading competitive position and differentiated solutions have enabled us to realize unique advantages in fast-growing and strategically-important segments of the payments market. We provide payment processing solutions to customers primarily operating in the personal loans, automotive loans, receivables management, and business-to-business verticals. Our payment processing solutions enable consumers and businesses in these verticals to make payments using electronic payment methods, rather than cash or check, which have historically been the primary methods of payment in these verticals. We believe that a growing number of consumers and businesses prefer the convenience and efficiency of paying with cards and other electronic methods and that we are poised to benefit as these verticals continue to shift from cash and check to electronic payments. The personal loans vertical is predominately characterized by installment loans, which are typically utilized by consumers to finance everyday expenses. The automotive loans vertical predominantly includes subprime automotive loans, automotive title loans and automotive buy-here-pay-here loans and also includes near-prime and prime automotive loans. Our receivables management vertical relates to consumer loan collections, which typically enter the receivables management process due to delinquency on credit card bills or as a result of major life events, such as job loss or major medical issues. The business-to-business vertical relates to transactions occurring between a wide variety of enterprise customers, many of which operate in the manufacturing, wholesale, distribution, healthcare and education industries.

Our go-to-market strategy combines direct sales with integrations with key software providers in our target verticals. The integration of our technology with key software providers in the verticals that we serve, including loan management systems, dealer management systems, collection management systems, and enterprise resource planning software systems, allows us to embed our omni-channel payment processing technology into our customers’ critical workflow software and ensure seamless operation of our solutions within our customers’ enterprise management systems. We refer to these software providers as our “software integration partners.” An integration allows our sales force to readily access new customer opportunities or respond to inbound leads because, in many cases, a business will prefer, or in some cases only consider, a payments provider that has already integrated or is able to integrate its solutions with the business’ primary enterprise management system. We have successfully integrated our technology solutions with numerous, widely-used enterprise management systems in the verticals that we serve, which makes our platform a more compelling choice for the businesses that use them. Moreover, our relationships with our partners help us to develop deep industry knowledge regarding trends in customer needs. Our integrated model fosters long-term relationships with our customers, which supports our volume retention rates that we believe are above industry averages. As of December 31, 2020, we maintained approximately 124 integrations with various software providers.

Strategic acquisitions are another important part of our long-term strategy. Our acquisitions have enabled us to further penetrate existing vertical markets, access new strategic vertical markets, broaden our technology and solutions suite, and expand our customer base. We continue to focus on identifying strategic acquisition candidates in an effort to drive accretive growth. Our growth strategy is to continue to build our company through a disciplined combination of organic and acquisitive growth.

Growth Strategies

We intend to drive future growth in the following ways:

Increase Penetration in Existing Verticals

We expect to grow meaningfully by continuing to provide innovative payment solutions and customer support to our existing customers as well as new customers in the verticals that we currently serve. In addition, our business model allows us to benefit from the growth of our customers and software integration partners. As our customers’ payment volumes and transactions increase, our revenues increase as a result of the fees we charge for processing these payments. Many of the vertical markets in which we compete are continuing to shift from legacy payment mediums — primarily cash and check — to electronic forms of payment. We expect to benefit from this trend as our customers increasingly opt to process payments via the electronic forms of payment in which we specialize.

New Vertical and Geographic Expansion

We also expect that we will find attractive growth potential in certain verticals in which we currently have limited operations or do not operate. Though we offer highly customized payment solutions to our customers, our core technology platform is comprehensive and can be utilized to penetrate other strategic vertical markets. Additionally, we envision growing our geographic footprint, as new territories continue to present new business opportunities. For example, we are focused on expanding our Canadian operations, as the demand for our solutions among existing and prospective Canadian customers remains strong.

Strengthen and Extend Our Solution Portfolio through Continued Innovation.

As we further integrate our solution into our clients’ workflows, we will look to continue to innovate on our solution set and broaden our suite of services. Our acquisition of TriSource Solutions, LLC (“TriSource”) and our continued investment in our technology capabilities position us to provide value-added services that will address the evolving needs of our clients as they seek to best serve their customers. The ability to serve clients across verticals and to be integrated across various software platforms enables us to better understand the needs of clients across verticals and to scale our innovative solutions to a broad segment of the market.

Continue to Drive Operational Efficiencies

As we continue to grow, we expect to become a more significant partner to our sponsor banks, third party processors and software integration partners, which we expect will give us greater leverage as we expand our contractual relationships with them. We plan to continue to drive operating leverage in our non-technology personnel expenditures, as we believe that we can process larger payment volumes without significant increases to our personnel and operating expenses.

Strategic Acquisitions

From January 1, 2016 through December 31, 2020, we have successfully acquired eight businesses. Given the large size and attractive growth trends of our current addressable market, we are primarily focused on growing our business organically. However, we may selectively pursue strategic acquisitions as opportunities arise that meet our internal requirements for the use of capital and return on investment. Some of these opportunities may include those that enable us to acquire new capabilities that may be harder to develop in-house, gain entrance into new segments of the market, enter new markets, or consolidate our existing market.

Solutions

We provide our customers with comprehensive solutions relating to the following methods of electronic payment:

•	Credit and Debit Processing — Allows our customers to accept card payments. These payments can be made using any of our payment channels, as further described below.

•	Virtual Credit Card Processing — Our virtual credit card product offering enables our customers to automate their payables transactions by sending single-use virtual credit cards to their suppliers.
•	Automated Clearing House (“ACH”) Processing — Our ACH processing capabilities allow our customers to send and accept traditional and same-day ACH transactions.
•	Enhanced ACH Processing — Provides the same functionality as our standard ACH processing capability, but with the added benefit of incremental transaction and reconciliation data.

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

Sales and Distribution

Our sales effort primarily consists of two strategies: first, our direct sales representatives, who focus on each of our core verticals, and second, our software integration partners, which enable the direct salesforce to more effectively access new customer opportunities and respond to inbound leads.

Direct Sales Representatives

Our sales representatives are organized by vertical market and account size. Direct sales representatives work with our customers and software integration partners to understand our customers’ desired payment solutions and then communicate those desires to our product and technology teams, who build a customized suite of products and payment channels tailored to our customers’ specific needs.  We also maintain a sales support team that supports the onboarding process.

Software Integration Partners

We are currently integrated with approximately 124 software partners that are providers of our customers’ primary enterprise management systems. Our integrations ensure seamless delivery of our full suite of payment processing capabilities to our customers. These integrations are also a critical part of our marketing strategy, as many customers will prefer to award their payments business to payments processors who have worked to integrate their solutions into the customer’s enterprise management systems.

Operations

We believe that we have developed an effective operations system, including our proprietary onboarding, compliance and customer oversight processes, which is structured to enhance the performance of our platform and support our customers.

Customer and Transaction Risk Management

We target customers that we identify as low-risk through the development of underwriting policies and transaction management procedures to manage approval of new accounts and to establish ongoing monitoring of customer accounts. Effective risk management aids us in minimizing customer losses, such as those relating to chargebacks or similar rejected transactions, and avoiding fraud for the mutual benefit of our customers, our sponsor banks and ourselves.

Proprietary Compliance Management System. We have developed proprietary onboarding, compliance, and customer oversight processes, of which our Compliance Management System (“CMS”) is a part. Our CMS, developed in conjunction with the Third Party Payment Processors Association, is based on four main components — board and management oversight, a compliance program with written policies and procedures and employee training and monitoring, responsiveness to consumer complaints and annual compliance audits from an independent third party — and is inclusive of the Electronic Transaction Association guidelines on underwriting and risk.

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

Chargebacks. The payment networks permit the reversal of a money transfer, a chargeback, up to six months (or in rare cases, a longer time frame) after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the customer incurring the chargeback is unable to fund the refund to the card-issuing bank, we are required to do so by the rules of the payment networks and our contractual arrangements with our sponsor banks. During the year ended December 31, 2020, we believe our chargeback rate was under 1% of our payment volume.

Security, Disaster Recovery, and Back-up Systems

We adhere to strict security standards to protect the payment information that we process. We regularly update our network and provide operating system security releases and virus defenses. We routinely retain external parties to audit our systems’ compliance with current security standards as established by the Payment Card Industry Data Security Standards (“PCI DSS”), Service Organization Control, and Health Insurance Portability and Accountability Act (“HIPAA”) and to test our systems against vulnerability to unauthorized access. Further, we use one of the most advanced commercially available technologies to encrypt the cardholder numbers and customer data that we store in our databases. Additionally, we have a dedicated team responsible for security incident response, which team develops, maintains, tests and verifies our incident response plan. Disaster recovery is built into our infrastructure through redundant hardware and software applications hosted in two distinct cloud regions. Our primary cloud region is set up to be replicated, substantially on a real time basis, by our secondary cloud region such that if our primary cloud region becomes impaired or unavailable, operations are redirected to the secondary cloud region. Our incident response team tests these systems each quarter to assess the effectiveness of our disaster recovery plan, including staff readiness and operational capability.

Third Party Processors and Sponsor Banks

We partner with institutions in the payment chain to provide authorization, settlement and funding services in connection with our customers’ transactions. These institutions include third party processors and sponsor banks, who sit between us, acting as the merchant acquirer or payment processor, and the payment networks, such as Visa, MasterCard and Discover. These processors and vendors in turn have agreements with the payment networks, which permit them to route transaction information through their networks in exchange for fees.

When we facilitate a transaction as a merchant acquirer, we utilize third party processors such as Total Systems Services, Inc. (a subsidiary of Global Payments, Inc.). Under such processing arrangements, the third-party processors and vendors receive processing fees based on a percentage of the payment volume they process.

In order for us to process and settle transactions for our customers, we have entered into sponsorship agreements with banks that are members of the payment networks. We are required to register with the payment networks through these bank partners because we, as a payment processor, are not a “member bank” as defined by the major payment networks. Our member bank partners sponsor our adherence to the rules and standards of the payment networks and enable us to route transactions under the sponsor banks’ control and identification numbers (for example, known as BIN for Visa and ICA for MasterCard) across the card and ACH networks to authorize and clear transactions. Our relationships with multiple sponsor banks give us the flexibility to shift payment volumes between them, which helps us to secure more competitive pricing for our customers and to maintain redundancy.

When we facilitate a customer’s payment to its suppliers or vendors, we typically utilize the services of third party program managers, such as Wex Inc. and Comdata Inc. (a subsidiary of FleetCor Technologies, Inc.), who have arrangements with banks to operate card issuance programs.  Under such arrangements, the program manager and issuing bank retain a portion of the interchange generated by each transaction. Under the applicable contractual arrangements, our customers are generally required to prefund these payments. Because we are not a licensed money transmitter, we have entered into custodial agreements with banks or other financial institutions who will hold our customers’ funds in trust.

Competitive Conditions and Market Trends

We compete with a variety of payment processing companies that have different business models, go-to-market strategies and technical capabilities. We compete with a large number of small payments processing companies that provide integrated payments solutions and/or related hardware to customers within our existing verticals. More broadly in the overall payments industry, our payment and software solutions compete against many forms of financial services and payment systems, including Open Edge (a division of Global Payments), ACI Worldwide, Inc., JetPay Corporation (a subsidiary of NCR Corporation), Electronic Payment Providers, Inc. (d.b.a. BillingTree), Paya, Inc., Paymentus Corporation, AvidXchange, Corporate Spending Innovations (a division of Edenred), Nvoicepay (a division of FLEETCOR Technologies) and Zelis. We also compete against many traditional merchant acquirers, such as financial institutions, affiliates of financial institutions and payment processing companies in the payment processing industry, including Bank of America Merchant

Services, Elavon, Inc. (a subsidiary of U.S. Bancorp), Wells Fargo Merchant Services, Global Payments, Inc., WorldPay, Inc. (a subsidiary of Fidelity National Information Services, Inc.) and Total Systems Services, Inc. (a subsidiary of Global Payments, Inc.). We believe the most significant competitive factors in the markets in which we compete are: (1) economics, including fees charged to merchants and commission payouts to software integration partners; (2) product offering, including emerging technologies and development by other participants in the payments ecosystem; (3) service, including product functionality, value-added solutions and strong customer support for both merchants and software integration partners; and (4) reliability, including a strong reputation for quality service and trusted software integration partners. Our competitors include large and well-established companies, including banks, credit card providers, technology and ecommerce companies and traditional retailers, many of which are larger than we are, have a dominant and secure position in the markets in which they operate or offer other products and services to consumers and customers which we do not offer. Moreover, we compete against all forms of payments, including credit cards, bank transfers, and traditional payment methods, such as cash and check.

We believe there is a significant digital shift in our industry. Many of the vertical markets in which we compete are continuing to shift from legacy payment mediums — primarily cash and check — to electronic forms of payment. In addition, the COVID-19 pandemic has led to an accelerated shift to electronic payments. We expect to benefit from this trend as our customers increasingly opt to process payments via the electronic forms of payment in which we specialize.

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

Acquisitions

Our historical acquisition activity has allowed us to access new markets, acquire industry talent, broaden our product suite, and supplement organic growth. Our current acquisition strategy focuses on integrated payments companies serving attractive vertical markets and opportunities to broaden our product offerings. Since 2016 through December 31, 2020, we have completed eight acquisitions, which are described below. These acquisitions were of payment companies and are representative of the acquisitions we envision consummating in the future.

Sigma Acquisition

Effective as of January 1, 2016, we acquired substantially all of the assets of Sigma Payment Solutions, Inc. (“Sigma”). Sigma was an electronic payment solutions provider to the automotive finance industry. The transaction marked our expansion into the automotive finance space. We have benefitted greatly from Sigma’s deep integrations with automotive finance software platforms, or dealer management systems (DMS).

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

TriSource Acquisition

On August 14, 2019, we acquired all of the equity interests of TriSource. Since 2012, we have used TriSource as one of our primary third-party processors for settlement solutions when we facilitate transactions as a merchant acquirer. The acquisition of TriSource has provided further control over our transaction processing ecosystem and accelerated product delivery capabilities.

APS Acquisition

On October 14, 2019, we acquired substantially all of the assets of American Payment Services of Coeur D’Alene, LLC, North American Payment Solutions LLC, and North American Payment Solutions Inc. (collectively, “APS”). The acquisition of APS meaningfully expanded our addressable market by enabling us to access the business-to-business vertical.

Ventanex Acquisition

On February 10, 2020, we acquired all of the equity interests of CDT Technologies, LTD. d/b/a Ventanex (“Ventanex”). The acquisition of Ventanex accelerated our entry into the healthcare payments vertical.

cPayPlus Acquisition

On July 23, 2020, we acquired all of the equity interest of cPayPlus, LLC (“cPayPlus”). The acquisition of cPayPlus further expanded our business-to-business automation and payment offering to include accounts payable automation and payment solutions for both existing and prospective clients across all business lines.

CPS Acquisition

On November 2, 2020, we acquired all of the equity interests of CPS Payment Services, LLC, Media Payments, LLC, and Custom Payment Systems, LLC (collectively, “CPS”).  The acquisition of CPS enhanced our business-to-business accounts payable automation offerings and introduced our solutions to new verticals including education, government, and media sectors.

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

Health Insurance Portability and Accountability Act & Health Information Technology for Economic and Clinical Health Act

HIPAA and its related rules and regulations establish policies and procedures for maintaining the privacy and security of individually identifiable health information (“Protected Health Information”).  The Health Information Technology for Economic and Clinical Health Act and its related rules and regulations extended the privacy and security provisions of HIPAA to “Business Associates” of “Covered Entities” (each as defined by HIPAA).

Some of our customers are Covered Entities.  In providing certain services for our Covered Entity customers, we receive, maintain, and transmit Protected Health Information on their behalf, and we are a Business Associate.    As a Business Associate, we are subject to HIPAA rules and regulations regarding privacy and security of Protected Health Information.  We enter into Business Associate Agreements with our Covered Entity customers, requiring compliance with HIPAA rules and regulations, and defining permissible uses and disclosures of Protected Health Information.

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

Unfair or Deceptive Acts or Practices

We and many of our customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices and various state laws similar in scope and subject matter thereto. In addition, laws prohibiting these activities and other laws, rules and or regulations, including the Telemarketing Sales Act, may directly impact the activities of certain of our customers, and in some cases may subject us, as the customer’s payment processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of a customer through our services. Various federal and state regulatory enforcement agencies, including the Federal Trade Commission (“FTC”) and the states attorneys general, have authority to take action against payment processors who violate such laws, rules and regulations. To the extent we are processing payments or providing services for a customer suspected of violating such laws, rules and regulations, we may face enforcement actions and, as a result, incur losses and liabilities that may adversely affect our business.

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

In order for us to process and settle transactions for our customers, we have entered into sponsorship agreements with banks that are members of the payment networks. We are required to register with the payment networks through these bank partners because we, as a payment processor, are not a “member bank” as defined by the major payment networks’ rules and standards governing access to those networks. Our bank partners sponsor our adherence to the rules and standards of the payment networks and enable us to route transactions under the sponsor banks’ control and identification numbers (known as BIN for Visa and ICA for MasterCard) across the card and ACH networks to authorize and clear transactions. Payment network rules restrict us from performing funds settlement and require that merchant settlement funds be in the possession of the member bank until the merchant is funded. These restrictions place the settlement assets and liabilities under the control of the member bank.

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

Human Capital

Our employees are a critical component of our success. As of December 31, 2020, we employed approximately 354 full-time employees throughout the U.S. and Canada. We have 15 office locations in the U.S. and have a remote employee presence in 31 states. During 2020, we added 135 new employees (including 75 through acquisitions).

We strive to create and maintain a special culture at REPAY that focuses on empowerment, driving performance, collaboration and transparency. Our strong emphasis on culture is intended to empower our employees to make decisions and develop themselves personally and professionally. Particularly in light of our acquisition strategy, one of our priorities is to maintain and enhance our culture as we grow in employee size and integrate new team members.

We participate in an annual employee engagement and feedback survey which allows all full-time employees to anonymously give us feedback on our workplace culture, employee programs, and more. In 2020, we had a 96% participation rate, with 94% of participants saying we are a great place to work. Our employees’ feedback from the annual surveys have allowed us to be certified as a Great Place to Work® for the last four consecutive years. We take employee feedback seriously and share the results of the survey, along with an action plan of how we can continue to improve, to all employees.

Our dedicated human resources team focuses on talent acquisition, development, and retention. Our virtual new hire onboarding experience, which consists of at-home equipment, welcome gift packages and human resources orientation, ensures our new hires have the support they need when starting with a new company. Additionally, every one of our new employees has the opportunity to meet with our CEO for a “coffee chat” within their first month of employment. Over the past year, we have evaluated and enhanced our Diversity and Inclusion program and plan to implement several initiatives, including partnering with diverse organizations and higher education programs, to identify a more diverse pool of qualified candidates, which we believe will help us to cultivate a more diverse workforce and inclusive environment.

We offer a comprehensive benefits package which includes 100% coverage of employee healthcare premiums and several benefits at no cost to our employees, including life insurance, disability insurance, and work-life balance resources. The financial future of our employees is important to us, which is why we have a generous 401(k)-employer match, performance-based bonus program and employee ownership opportunities for a meaningful portion of our employees through equity incentive grants. To promote personal and professional growth, we encourage our employees to pursue ongoing training and career development opportunities, and we provide tuition assistance and reimbursement for certain pre-approved continuing education programs and professional certifications.

Throughout the COVID-19 pandemic, our employees’ health and safety continuously remained a high priority for us. Due to our multiple offices across the country and the investments we had previously made in strengthening the remote capabilities of our employees, we believe we were well-prepared to shift to a primarily digital presence and remote environment. At the onset of the pandemic in March 2020, we implemented our business continuity and pandemic response plans and remained fully operational during and after the transition. We understand the pandemic impacted all our employees’ personal lives in different ways. Because of this, we provide flexible work schedules. We have also enhanced our employee benefits package to increase the quantity of free mental health support, telehealth options and provided hazard pay for essential workers who were unable to work from home.

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

Unless the context requires otherwise, “we,” “us,” “our,” “Repay” and the “Company” refer to the business of Repay Holdings Corporation and its subsidiaries. In the sections of the Risk Factors entitled “Risks Related to Our Ownership Structure” and “Risks Related to Our Class A Common Stock,” “we,” us” and “our” refer only to Repay Holdings Corporation excluding, unless the context requires otherwise or as expressly stated, its subsidiaries.

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

The effects of the COVID-19 pandemic, the mitigation efforts and the resulting economic impact on our business, results of operations and financial condition have included and may continue to include the following with respect to the key industry-oriented “vertical” markets that we serve:

•

A decrease in the origination of personal or automotive loans and a decrease in payments (from delinquencies, defaults or otherwise) made in respect of existing obligations as a result of government-imposed or suggested “shelter-in-place” or similar orders, significant reductions in consumer spending, high unemployment, bankruptcies, financial distress or loan payoffs made following additional government stimulus or extra unemployment benefits.

•	A reduction in the amount of loan payments received as a result of loan payment deferrals (whether government-mandated or voluntary).
•	Decreased receivables management payments as a result of moratoriums on debt collection activities.
•	A decrease in the amount of business-to-business payments as a result of the overall economic slowdown and reduction in business spending.
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

In addition, the ongoing suspension of non-essential travel and cancellation or postponement of various tradeshows is expected to continue to result in challenges in attracting new customers and growing relationships with existing customers.

To the extent the COVID-19 pandemic, the mitigation efforts and the resulting economic impact adversely affect our business, results of operations and financial condition, such matters may also have the effect of heightening many of the other risks described in the risk factors disclosed herein, such as those relating to our responsibility for the prevention of unauthorized disclosure of consumer data and our ability to minimize losses relating to chargebacks, fraud and similar losses.

The payment processing industry is highly competitive. Such competition could adversely affect the fees we receive, and as a result, our margins, business, financial condition and results of operations.

The market for payment processing services is highly competitive. There are other payment processing service providers that have established a sizable market share in the markets in which we compete and service more customers than we do. Our growth will depend, in part, on a combination of the continued growth of the electronic payment market and our ability to increase our market share.

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

We are responsible for data security for us and for third parties with whom we partner, including with respect to rules and regulations established by the payment networks, such as Visa, MasterCard and Discover, and debit card networks. These third parties include our customers, software integration partners and other third-party service providers and agents. We and other third parties collect, process, store and/or transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers, expiration dates, driver’s license numbers, bank account numbers, and protected health information. We have ultimate liability to the payment networks and our sponsor banks that register us with the payment networks for our failure or the failure of other third parties with whom we contract to protect this data in accordance with payment network requirements. The loss, destruction or unauthorized modification of merchant or consumer data by us or our contracted third parties could result in significant fines, sanctions, proceedings or actions against us by the payment networks, governmental bodies, consumers or others.

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

Security breaches may be subject to scrutiny from governmental agencies such as the CFPB, the FTC and the U.S. Department of Health and Human Services Office for Civil Rights. See “Risks Related to Regulation” below.

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

The continued growth and development of our payment processing services and solutions will depend on our ability to anticipate and adapt to changes in consumer and business behavior. Any failure to timely integrate emerging payment methods into our software, to anticipate consumer or business behavior changes or to contract with processing partners that support such emerging payment technologies could cause us to lose traction among our customers or referral sources, including industry associations, resulting in a corresponding loss of revenue, if those methods become popular among end-users of their services.

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

Potential customers or software integration partners may be reluctant to switch to, or develop a relationship with, a new payment processor, which may adversely affect our growth.

Many potential customers and software integration partners worry about potential disadvantages associated with switching payment processing providers, such as a loss of accustomed functionality, increased costs and business disruption. There can be no assurance that our strategies for overcoming potential reluctance to change payment processing providers or to initiate a relationship with us will be successful, and this resistance may adversely affect our growth and our business overall.

If we fail to comply with the applicable requirements of payment networks and industry self-regulatory organizations, those payment networks or organizations could seek to fine us, suspend us or terminate our registrations through our sponsor banks.

We rely on sponsor banks and, in certain cases, third-party processors to access the payment card networks, such as Visa, MasterCard and Discover, that enable our ability to offer to our customers the acceptance of credit cards and debit cards, and we must pay fees for such services. To provide our merchant acquiring services, we are registered through our sponsor banks with the Visa, MasterCard and Discover networks as a service provider for member institutions. As such, we, our sponsor banks and many of our customers are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to sponsor banks and independent sales organization (“ISOs”)), merchant chargeback standards and PCI DSS. The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services.  Any changes in payment network rules or standards may be imposed on highly compressed timelines and may have a negative impact on our results of operations.

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

We are also subject to the operating rules of the NACHA. NACHA is a self-regulatory organization which administers and facilitates private-sector operating rules for ACH payments and defines the roles and responsibilities of financial institutions and other ACH network participants. The NACHA Rules and Operating Guidelines impose obligations on us and our partner financial institutions. These obligations include audit and oversight by the financial institutions and the imposition of mandatory corrective action, including termination, for serious violations. If an audit or self-assessment under PCI DSS or NACHA identifies any deficiencies that we need to remediate, the remediation efforts may distract our management team and be expensive and time consuming.

We rely on sponsor banks in order to process electronic payment transactions, and such sponsor banks have substantial discretion with respect to certain elements of our business practices. If these sponsorships are terminated and we are not able to secure new sponsor banks, we will not be able to conduct our business.

Because we are not a bank, we are not eligible for membership in the Visa, MasterCard and other payment networks, and are, therefore, unable to directly access these payment networks, which are required to process transactions. We are currently registered with payment networks through our sponsor banks.

If these sponsorships are terminated and we are unable to secure a replacement sponsor bank within the applicable wind down period, we will not be able to process electronic payment transactions. While we maintain relationships with multiple sponsor banks for flexibility in the processing of payment volume and in the pricing of our customers’ solutions, the loss of or termination of a relationship with a sponsor bank or a significant decrease in the amount of payment volume that a sponsor bank processes for us could reduce such flexibility and negatively affect our business. To the extent the number of our sponsor banks decreases, we will become increasingly reliant on our remaining sponsor banks, which would materially adversely affect our business should our relationship with any of such remaining banks be terminated or otherwise disrupted. Furthermore, our agreements with our sponsor banks provide the sponsor banks with substantial discretion in approving certain elements of our business practices, including our solicitation, application and underwriting procedures for merchants. Our sponsor banks’ actions under these agreements could be detrimental to us.

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

Certain of these types of fraud present potential liability for chargebacks associated with our customers’ processing transactions. If a billing dispute between a customer and a consumer is not ultimately resolved in favor of our customer, the disputed transaction is “charged back” to the customer’s bank and credited to the consumer’s bank. Anytime our customer is unable to satisfy a chargeback, we are responsible for that chargeback. We have a number of contractual protections and other means of recourse to mitigate those risks, including collateral or reserve accounts that we may require our customers to maintain for these types of contingencies. Nonetheless, if we are unable to collect the chargeback from the customers’ account or reserve account (if applicable), or if the customer refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. We have established systems and procedures to detect and reduce the impact of business fraud, but these measures may not be effective, and incidents of fraud could increase in the future. During the year ended December 31, 2020, we believe our chargeback rate was less than 1% of payment volume. Any increase in chargebacks not paid by our customers could have a material adverse effect on our business, financial condition and results of operations.

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

We bear interchange, assessment, transaction and other fees set by the payment networks to the card issuing banks and the payment networks for each transaction we process as a merchant acquirer. Under certain circumstances, the payment networks afford us preferential rates with respect to such fees, which helps us to control our operating costs. From time to time, the payment networks increase the interchange fees and other fees that they charge payment processors and the sponsor banks. At their sole discretion, our sponsor banks have the right to pass any increases in interchange and other fees on to us, and they have consistently done so in the past. We are generally permitted under the contracts into which we enter with our customers, and in the past have been able to, pass these fee increases along to our customers through corresponding increases in our processing fees. However, if we are unable to pass through these and other fees in the future, or if the payment networks decline to offer us preferential rates on such fees as compared to those charged to other payment processors, our business, financial condition and results of operations could be materially adversely affected. In addition, the various card associations and networks prescribe certain capital requirements on us, such as reserves in respect of certain customers for chargeback liabilities. Any increase in the capital level required would further limit our use of capital for other purposes.

Our systems and those of our third-party providers may fail due to factors beyond our control, which could interrupt our service, resulting in our inability to process payments or provide ancillary services, loss of business, increase in costs and exposure to liability.

We depend on the efficient and uninterrupted operation of numerous systems, including our computer network systems, software, data centers and telecommunication networks, as well as the systems and services of our sponsor banks, the payment networks, third-party providers of processing services and other third parties. Our systems and operations, or those of our third-party providers, such as our provider of dial-up authorization services, or the payment networks themselves, could be exposed to damage or interruption from, among other things, hardware and software defects or malfunctions, telecommunications failure, computer denial-of-service and other cyberattacks, unauthorized entry, computer viruses or other malware, human error, natural disaster, power loss, acts of terrorism or sabotage, financial insolvency of such providers and similar events. These threats, and errors or delays in the processing of payment transactions, system outages or other difficulties, could result in failure to process transactions or provide ancillary services, additional operating and development costs, diversion of technical and other resources, loss of revenue, customers and software integration partners, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities and fines and other sanctions imposed by payment networks. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

Our third-party processors and third-party program managers, which provide us with front-end authorization services, card issuance program services and certain other services, compete with us or may compete with us in the future in the vertical markets that we serve. There can be no assurance that these processors will maintain their relationships with us in the future or that they will refrain from competing directly with the solutions that we offer.

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

The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits, including natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the coronavirus and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks. A sustained deterioration in general economic conditions, particularly in the United States, continued uncertainty for an extended period of time, due to the COVID-19 pandemic or otherwise, or increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. If our customers make fewer sales of products and services using electronic payments, or consumers and businesses spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

The weakening in the economy as a result of the COVID-19 pandemic has had and may continue to have various types of impact on our business.  See the risk factor entitled “The continued impact of the COVID-19 outbreak and the measures implemented to mitigate the spread of the virus on our business, results of operations and financial condition will depend on future developments, which are highly uncertain and largely without precedent.”

In addition, a significant portion of our customers are consumer lenders that provide personal loans and automotive loans to consumers that have varying degrees of credit risk. The regulatory environment that these customers operate in is very complex because applicable regulations are often enacted by multiple agencies in the state and federal governments. For example, the CFPB previously proposed new rules applicable to such loans that could have an adverse effect on our customers’ businesses, and numerous state laws impose similar requirements. Such customers are also subject to negative public perceptions that their consumer lending activities constitute predatory or abusive lending to consumers, and concerns raised by consumer advocacy groups and government officials may lead to efforts to further regulate the industry in which many of our customers operate. The combination of these factors, and in particular any changes implemented at the CFPB under the Biden administration, could materially adversely affect the business of our customers and may force our consumer lender customers to change their business models. As a result, we may need to be nimble and quickly respond to the evolving needs of the vertical markets that we serve. If the business of our customers is materially adversely affected by the uncertainties described above and if we or our customers fail to respond to such changes in the industry in a timely manner, or if there are significant changes in such vertical markets that we do not anticipate, our business, financial condition and results of operations would be materially adversely affected.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor, manage and remediate our risks. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, customers or other matters that are otherwise inaccessible by us. In some cases, that information may not be accurate, complete or up-to-date. Additionally, our risk detection system is subject to a high degree of “false positive” risks being detected, which makes it difficult for us to identify real risks in a timely manner. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that materially increase our costs and limit our ability to grow and may cause us to lose existing customers.

We may not be able to continue to expand our share in our existing vertical markets or continue to expand into new vertical markets, which would inhibit our ability to grow and increase our profitability.

Our future growth and profitability depend, in part, upon our continued expansion within the vertical markets in which we currently operate, the emergence of other vertical markets for electronic payments and our integrated solutions, and our ability to penetrate new vertical markets and our current software integration partners’ customer bases. As part of our strategy to expand into new vertical markets and increase our share in our existing vertical markets, we look for acquisition opportunities and partnerships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition or partnership candidates in the future, and if we do identify them, they may not provide us with the benefits we anticipated. In addition, our ability to continue to grow and profitably service customers in Canada is uncertain and will require additional resources and controls, and we may encounter unanticipated challenges.

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

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology, which is critical to our success, particularly in our strategic verticals where we may offer proprietary software solutions to our customers. Third parties have and in the future may challenge, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of service offerings or other competitive harm. Other parties, including our competitors, may independently develop similar technology and duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may be subject to termination or renegotiation with unfavorable terms to us, and our third-party licensors may be subject to bankruptcy, insolvency and other adverse business dynamics, any of which might affect our ability to use and exploit the products licensed to us by such third-party licensors. Additionally, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights and know-how, which is expensive, could cause a diversion of resources and may not prove successful. Also, because of the rapid pace of technological change in our industry, aspects of our business and our services rely on technologies developed or licensed by third parties, and we may not be able to obtain or retain licenses and technologies from these third parties on reasonable terms or at all. The loss of intellectual property protection or the inability to license or otherwise use third-party intellectual property could harm our business and ability to compete.

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

Our acquisitions subject us to a variety of risks that could harm our business and the anticipated benefits from our acquisitions may not be realized on the expected timeline or at all.

We may experience various challenges associated with our acquired businesses, such as:

•

we may need to allocate substantial operational, financial and management resources in integrating new businesses, technologies and products, and management may encounter difficulties in integrating the operations, personnel or systems of the acquired business;

•	the acquisition may have a material adverse effect on our business relationships with existing or future customers or software integration partners;

•	we may assume substantial actual or contingent liabilities, known and unknown;

•	the acquisition may not meet our expectations of future financial performance on our expected timeline or at all;

•	we may experience delays or reductions in realizing expected synergies or benefits;

•

we may incur substantial unanticipated costs or encounter other problems associated with the acquired business, including challenges associated with transfer of various data processing functions and connections to our systems and those of our third-party service providers;

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

Risks Related to Regulation

We and our customers are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting our business, our customers’ businesses or the electronic payments industry, or our or our customers’ actual or perceived failure to comply with such obligations, may have an unfavorable impact on our business, financial condition and results of operations.

We and the customers we serve are subject to numerous federal and state regulations that affect the electronic payments industry. Regulation of our industry has increased significantly in recent years and is constantly evolving. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase our cost of doing business or affect the competitive balance. Failure to comply with regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties or fines. To the extent these regulations negatively impact the business, operations or financial condition of our clients, our business and results of operations could be materially and adversely affected because, among other matters, our clients could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. We could be required to invest a significant amount of time and resources to comply with additional regulations or oversight or to modify the manner in which we contract with or provide products and services to our clients; and those regulations could directly or indirectly limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones, to satisfy our customer’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.

Interchange fees, which are typically paid to the card issuer in connection with credit and debit card transactions, are subject to increasingly intense legal, regulatory and legislative scrutiny. In particular, the Dodd-Frank Act significantly changed the U.S. financial regulatory system by regulating and limiting debit card fees charged by certain issuers, allowing merchants to set minimum dollar amounts for the acceptance of credit cards and allowing merchants to offer discounts or other incentives for different payment methods. These regulations (as well as any related modifications or changes in interpretation) could negatively affect the number of debit transactions, and prices charged per transaction, which would negatively affect our business.

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

Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In addition, to the extent we decide to offer our products and services in additional jurisdictions (for example, our expansion into Canada), we may incur additional compliance-related costs with respect to operating in such jurisdictions. Additionally, as our products and services evolve, and as regulators continue to increase their scrutiny of compliance with these obligations, we may be subject to a variety of additional laws and regulations, or we may be required to further revise or expand our compliance management system, including the procedures we use to verify the identity of our customers, their end customers, and to monitor transactions. If we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties, such as a cease and desist order, or we may be required to alter the nature or packaging of our services and solutions, any of which could adversely affect our business or operating results.

The businesses of many of our customers are strictly regulated in every jurisdiction in which they operate, and such regulations, and our customers’ failure to comply with them, could have an adverse effect on our customers’ businesses and, as a result, our results of operations.

Our customers are subject to a variety of statutes and regulations enacted by government entities at the federal, state and local levels. For our customers that are consumer lenders, this includes regulations relating to: the amount they may charge in interest rates and fees; the terms of their loans (such as maximum and minimum durations), repayment requirements and limitations, number and frequency of loans, maximum loan amounts, renewals and extensions, required repayment plans and reporting and use of state-wide databases; collection and servicing activity; the establishment and operation of their businesses; licensing, disclosure and reporting requirements; restrictions on advertising and marketing; and requirements governing electronic payments and money transmission. For our customers that operate in the healthcare industry, this includes regulations relating to: payment channels; payment scheduling; electronic health records; patient disclosures and communications; use and disclosure of protected health information; and administrative, physical, and technical security of protected health information.

These regulations affect our customers’ businesses in many ways, including their loan or payment volume, revenues, delinquencies of their borrowers, payment channel decisions, payment scheduling and results of operations. These changes to these customers’ businesses may affect the payment volume we process, including the number and size of scheduled payments and the channel of payments. To the extent these laws and regulations curtail consumer lending activity or healthcare payment activity, our results of operations and financial condition could be adversely affected.

We may be required to become licensed under state money transmission statutes.

We provide payment processing services through our various operating subsidiaries. We, along with our third party service providers, use structural arrangements designed to remove our activities from the scope of money transmitter regulation. There can be no assurance that these structural arrangements will remain effective as money transmitter laws continue to evolve or that the applicable regulatory bodies, particularly state agencies, will view our payment processing activities as compliant. Any determination that we are in fact required to be licensed under the state money transmission statutes may require substantial expenditures of time and money and could lead to liability in the nature of penalties or fines, which would have a materially adverse effect on our business and our financial results.

We must comply with laws and regulations prohibiting unfair or deceptive acts or practices, and any failure to do so could materially and adversely affect our business.

We and many of our customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices and various state laws that are similar in scope and subject matter. In addition, provisions of the Dodd-Frank Act that prohibit unfair, deceptive or abusive acts or practices, the Telemarketing Sales Act and other laws, rules and/or regulations, may directly impact the activities of certain of our customers, and in some cases may subject us, as the electronic payment processor or provider of payment settlement services, to investigations, fees, fines and disgorgement of funds if we are found to have improperly aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of a customer through our services. Various federal and state regulatory enforcement agencies, including the FTC and state attorneys general have authority to take action against non-banks that engage in UDAAP, or violate other laws, rules and regulations. To the extent we are processing payments or providing products and services for a customer suspected of violating such laws, rules and regulations, we may face enforcement actions and incur losses and liabilities that may adversely affect our business.

Governmental regulations designed to protect or limit access to or use of consumer information could adversely affect our ability to effectively provide our products and services.

In addition to those regulations discussed previously that are imposed by the card networks and NACHA, governmental bodies in the United States have adopted, or are considering the adoption of, laws and regulations restricting the use, collection, storage, transfer and disposal of, and requiring safeguarding of, non-public personal information. Our operations are subject to certain provisions of these laws. Applicable federal privacy laws may restrict our collection, processing, storage, use and disclosure of personal information, may require us to notify individuals of our privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information, and mandate certain procedures with respect to safeguarding and proper description of stored information. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of personal information to affected individuals, state officers, consumer reporting agencies and businesses and governmental agencies. The applicable regulatory framework for privacy issues is evolving and is likely to continue doing so for the foreseeable future, which creates uncertainty. For example, the California Consumer Privacy Act (“CCPA”) of 2018, which became effective January 1, 2020, imposes more stringent requirements with respect to California data privacy. The CCPA includes provisions that give California residents expanded rights to access and delete certain personal information, opt out of certain personal information sharing, and receive detailed information about how certain personal information is used. On November 2, 2020, California voters passed Proposition 24, enacting the California Privacy Rights Act (“CPRA”), which will become effective on January 1, 2023. CPRA amends and expands the CCPA to create additional consumer privacy rights, such as the right of correction and the right to limit the use and disclosure of sensitive personal information.

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

We are no longer an “emerging growth company” and are therefore subject to the auditor attestation requirement in the assessment of our internal controls over financial reporting and certain other increased disclosure and governance requirements.

As of January 1, 2021, we lost our status as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As a result, we are no longer able to take advantage of certain exemptions from various reporting requirements. Therefore, we are now subject to certain requirements that apply to other public companies that did not previously apply to us, due to our previous status as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirement in the assessment of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;

•	compliance with any new rules that may be adopted by the Public Company Accounting Oversight Board;

•	compliance with any new or revised financial accounting standards applicable to public companies without an extended transition period;

•	full disclosure regarding executive compensation required of larger public companies; and

•	compliance with the requirement of holding a nonbinding advisory vote on executive compensation and obtaining shareholder approval of any golden parachute payments not previously approved.

Failure to comply with these requirements could subject us to enforcement actions by the SEC, divert management’s attention, damage our reputation, and adversely affect our business, results of operations, or financial condition. In particular, if our independent registered public accounting firm is not able to render the required attestation, it could result in a loss of investor confidence in the accuracy, reliability, and completeness of our financial reports. We expect that the loss of “emerging growth company” status and compliance with these additional requirements will require management to expend additional time while also condensing the time frame available to comply with certain requirements, which may further increase our legal and financial compliance costs.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control, we may discover material weaknesses or significant deficiencies in internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We continue to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

Risks Related to Our Indebtedness

Our level of indebtedness could adversely affect our ability to meet our obligations under our indebtedness, react to changes in the economy or our industry and to raise additional capital to fund operations.

On February 3, 2021, we replaced our existing senior secured credit facilities with a new $125.0 million revolving credit facility pursuant to amended and restated revolving credit agreement (the “Amended Credit Agreement”) with Truist Bank and certain other lenders.  On January 19, 2021, we issued $440.0 million in aggregate principal amount of our 0.00% convertible senior notes due 2026 (the “2026 Notes”).  Our ability to service our obligations under our indebtedness, including the 2026 Notes and any indebtedness we may incur under the Amended Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive.

Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. and such level of indebtedness could have important consequences to our stockholders.

We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

Our indebtedness under the Amended Credit Agreement will bear interest at variable interest rates, primarily based on LIBOR. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform, which may cause LIBOR to disappear entirely after 2021 or to perform differently than in the past. While we expect that reasonable alternatives to LIBOR will be implemented prior to the 2021 target date, we cannot predict the consequences and timing of these developments, and they could include an increase in our interest expense and/or reduction in our interest income

Future operating flexibility is limited by the restrictive covenants in the Amended Credit Agreement, and we may be unable to comply with all covenants in the future.

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

We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes, or to repurchase the 2026 Notes upon a fundamental change, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the 2026 Notes.

Holders of the 2026 Notes have the right to require us to repurchase their 2026 Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2026 Notes, unless we elect to cause to be delivered solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the 2026 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2026 Notes surrendered therefor or to pay cash with respect to the 2026 Notes being converted.

In addition, our ability to repurchase the 2026 Notes or to pay cash upon conversion of the 2026 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the 2026 Notes at a time when the repurchase is required by the indenture governing the 2026 Notes (the “indenture”) or to pay any cash payable on future conversions of the 2026 Notes as required by the indenture, would constitute a default under the indenture. A default under the indenture, or the fundamental change itself, could also lead to a default under our Amended Credit Agreement and other agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase, make interest payments on or make cash payments upon conversion of the 2026 Notes.

The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled to convert their 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2026 Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2026 Notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2026 Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes. In August 2020, FASB published an Accounting Standards Update 2020-06, which we refer to as ASU 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for us for the fiscal year 2022, including interim periods within fiscal years. When effective, we expect the elimination of the separate accounting described above to reduce the interest expense that we expect to recognize for the 2026 Notes under current accounting principles.

In addition, under certain circumstances, convertible debt instruments (such as the 2026 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2026 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. ASU 2020-06 described above amends these accounting standards, effective as of the date referred to above, to instead require entities to apply the “if-converted” method under which diluted earnings per share are generally calculated assuming that all the 2026 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may result in a reduction of our reported diluted earnings per share.

Provisions in the indenture could delay or prevent an otherwise beneficial takeover of the Company

Certain provisions of the 2026 Notes and the indenture could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then we will be required to make an offer to the holders of the 2026 Notes to repurchase for cash all or part of their outstanding 2026 Notes. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to increase the conversion rate temporarily. In either case, and in other cases, our obligations under the 2026 Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that you may view as favorable.

Risks Related to Our Ownership Structure

We are a holding company and our only material asset is our interest in Hawk Parent, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement, meet our financial obligations under the 2026 Notes and pay dividends.

We are a holding company with no material assets other than our ownership of limited liability company interests of Hawk Parent (the “Post-Merger Repay Units” and holders of such Post-Merger Repay Units other than the Company, the “Repay Unitholders”) and our managing member interest in Hawk Parent, and we have no independent means of generating revenue or cash flow. Upon the completion of the Business Combination, we entered into that certain Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) with the Repay Unitholders. Our ability to pay taxes, make payments under the Tax Receivable Agreement, meet our financial obligations under the 2026 Notes and pay dividends will depend on the financial results and cash flows of Hawk Parent and its subsidiaries and the distributions we receive from Hawk Parent. Deterioration in the financial condition, earnings or cash flow of Hawk Parent and its subsidiaries, including its operating subsidiaries, for any reason could limit or impair Hawk Parent’s ability to pay such distributions. Additionally, to the extent that we need funds and Hawk Parent and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or Hawk Parent is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

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

We anticipate that the distributions we will receive from Hawk Parent may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of the directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to acquire additional newly issued Post-Merger Repay Units from Hawk Parent at a per unit price determined by reference to the market value of the Class A common stock; to pay dividends, which may include special dividends, on our Class A common stock; to fund repurchases of Class A common stock; or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on Class A common stock or otherwise undertake ameliorative actions between Post-Merger Repay Units and shares of Class A common stock and instead, for example, hold such cash balances, Repay Unitholders that hold interests in Hawk Parent pre-Business Combination may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following an exchange of their Post-Merger Repay Units, notwithstanding that such holders may previously have participated as holders of Post-Merger Repay Units in distributions by Hawk Parent that resulted in such excess cash balances being held by us.

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

Under the Tax Receivable Agreement, we will be required to pay 100% of the tax benefits relating to tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the exchanges (including an exchange in a sale for cash) of Post-Merger Repay Units into our Class A common stock and related transactions, and those payments may be substantial.

The Repay Unitholders may exchange their Post-Merger Repay Units for shares of Class A common stock pursuant to the Exchange Agreement, subject to certain conditions as set forth therein and in Hawk Parent’s Amended and Restated Operating Agreement, or in an exchange in a sale for cash. These exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Hawk Parent. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such exchanges never occurred.

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

Risks Related to our Class A Common Stock

Future issuances or sales of substantial amounts of our Class A common stock in the public market, or the perception that such issuances or sales may occur, could cause the market price for our Class A common stock to decline.

Hawk Parent has outstanding an aggregate of 7,959,160 Post-Merger Repay Units as of February 23, 2021. Pursuant to the Exchange Agreement, Repay Unitholders have the right to elect to exchange such Post-Merger Repay Units into shares of our Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement. However, Hawk Parent may elect to settle such exchange in cash in lieu of delivering shares of our Class A common stock pursuant to the terms of the Exchange Agreement.

In addition, we have reserved a total of 7,326,728 shares of Class A common stock for issuance under our Repay Holdings Corporation Omnibus Incentive Plan (as amended, the “Incentive Plan.”). Of these shares, 2,809,447 shares of Class A common stock remain available for future issuance under the Incentive Plan as of February 23, 2021. To the extent such shares have vested or vest in the future (and settle into shares, in the case of restricted stock units), they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

If these stockholders exercise their sale or exchange rights and sell shares or are perceived by the market as intending to sell shares, the market price of our shares of Class A common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through offerings of our shares of Class A common stock or other securities at a time and at a price that we deem appropriate.

We also have outstanding $440.0 million aggregate principal amount of our 2026 Notes which are convertible into shares of our Class A common stock in certain circumstances. Investors will incur further dilution upon the conversion of any of our 2026 Notes if we elect to deliver shares of Class A common stock upon such conversion.  In the future, we may also issue additional securities in connection with investments, acquisitions or capital raising activities, which could constitute a material portion of our then-outstanding shares of our Class A common stock and may result in additional dilution to investors or adversely impact the price of our Class A common stock.

Our stock price may be volatile, which could negatively affect our business and operations.

Historically, our Class A common stock has experienced substantial price volatility. For example, the closing price per share of our Class A common stock on The Nasdaq Capital Market ranged from a low of $11.35 to a high of $27.90 during the period from January 2, 2020 to December 31, 2020. This volatility could be the result of changes in our volumes, revenue, earnings and margins or general market and economic factors. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions can also cause changes in our stock price. In particular, speculation on our go-forward strategy, competition in some of the markets we address and the effect of COVID-19 on our business, may have a dramatic effect on our stock price.

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

Because we do not currently intend to pay dividends, holders of our Class A common stock will benefit from an investment in our Class A common stock only if it appreciates in value.

We have never declared or paid any dividends on our Class A common stock, and do not expect to pay cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend entirely upon future appreciation in its value. There is no guarantee that our Class A common stock will maintain its value or appreciate in value.

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

•

a prohibition on stockholder action by written consent (except in limited circumstances), which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

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

•

the requirement for the affirmative vote of the holders of a supermajority of our voting stock to amend, alter, change or repeal any provision of our bylaws and certain provisions in our certificate of incorporation, respectively, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following table sets forth selected information concerning our principal facilities, as of December 31, 2020.

Location	Owned/Leased	Approximate Square Footage
Corporate Headquarters:
Atlanta, Georgia	Leased	8,700
Additional Facilities:
Atlanta, Georgia	Leased	6,500
Bettendorf, Iowa	Leased	4,100
Chattanooga, Tennessee	Leased	1,000
Chicago, Illinois	Leased	1,700
The Colony, Texas	Leased	14,000
East Moline, Illinois	Leased	7,400
Ft. Worth, Texas	Leased	6,300
Mesa, Arizona	Leased	12,800
Phoenix, Arizona	Leased	7,500
Sandy, Utah	Leased	5,000
Sarasota, Florida	Leased	8,900

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock is traded on Nasdaq under the symbol “RPAY”. As of February 23, 2021, the closing price for our Class A common stock was $23.09.

Market price information regarding our Class V common stock and Post-Merger Repay Units is not provided because there is no public market for our Class V common stock or our Post-Merger Repay Units.

Holders

As of February 23, 2021, there were 12 holders of record of our Class A common stock, 25 holders of record of our Class V common stock and 25 holders of record of Post-Merger Repay Units (not including the Company). The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently do not intend to pay cash dividends in the foreseeable future.

Performance

The following graph compares the total shareholder return from July 17, 2018, the date on which our Class A common shares commenced trading on the Nasdaq, through December 31, 2020 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor’s 500 Information Technology Index (“S&P Information Technology Index”). The stock performance graph and table assume an initial investment of $100 on July 17, 2018, and that all dividends of the S&P 500 Index and S&P Information Technology Index, were reinvested.

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

Comparison of Cumulative Total Return Since IPO
300.00
250.00
200.00
150.00
100.00
50.00
-
7/17/18
9/30/18
12/31/18
3/31/19
6/30/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
Repay Holdings Corporation
S&P 500 Index
S&P Information Technology Index

	Repay Holdings Corporation	S&P 500 Index	S&P Information Technology Index
July 17, 2018	$100.00	$100.00	$100.00
September 30, 2018	100.62	103.72	103.16
December 31, 2018	102.59	89.23	84.92
March 31, 2019	105.70	100.88	101.37
June 30, 2019	108.08	104.71	107.10
September 30, 2019	138.13	105.95	110.28
December 31, 2019	151.81	114.99	125.72
March 31, 2020	148.70	91.99	110.36
June 30, 2020	255.23	110.35	143.58
September 30, 2020	243.52	119.70	160.32
December 31, 2020	282.38	133.69	178.79

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the three months ended December 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
October 1-31, 2020	13,337	$23.31	—	$ —
November 1-30, 2020	12,219	25.02	—	—
December 1-31, 2020	4,854	23.40	—	—
Total	30,410	$24.01	—	$ —
(1)

During the three months ended December 31, 2020, pursuant to the Incentive Plan, we withheld 30,410 shares at an average price per share of $24.01 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read together with our audited consolidated financial statements and the related notes to those statements included under Item 8, hereof. For purposes of this section, "Repay", the “Company", "we", or "our" refer to (i) Hawk Parent Holdings, LLC and its subsidiaries ("Predecessor") for the year ended December 31, 2018 and the period from January 1, 2019 through July 10, 2019 (each referred to herein as a "Predecessor Period") prior to the consummation of the Business Combination and (ii) Repay Holdings Corporation and its subsidiaries (the "Successor ") for the period from July 11, 2019 through December 31, 2019 (the "Successor Period") and the year ended December 31, 2020 after the consummation of the Business Combination, unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding. The combined year ended December 31, 2019 represents the aggregated total of the Predecessor Period and Successor Period.

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

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $15.2 billion of total card payment volume for the year ending December 31, 2020, and our year-over-year card payment volume growth was approximately 42%.

Business Combination

The Company was formed upon closing of the merger (the “Business Combination”) of Hawk Parent Holdings LLC (together with Repay Holdings, LLC and its other subsidiaries, “Hawk Parent”) with a subsidiary of Thunder Bridge Acquisition, Ltd., (“Thunder Bridge”), a special purpose acquisition company, on July 11, 2019. On the closing of the Business Combination, Thunder Bridge changed its name to “Repay Holdings Corporation.”

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

Acquisitions

On February 10, 2020, we announced the acquisition of Ventanex for up to $50.0 million, which includes a $14.0 million performance-based earnout. The closing of the acquisition was financed with a combination of cash on hand and new borrowings under our existing credit facility. See Note 5 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On July 23, 2020, we announced the acquisition of cPayPlus for up to $16.0 million, which includes a $8.0 million performance-based earnout. The closing of the acquisition was financed with cash on hand. See Note 5 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On October 27, 2020, we announced the acquisition of CPS for up to $93 million, which includes up to $15 million in performance-based earnouts. The acquisition closed on November 2, 2020 and was financed with cash on hand. See Note 5 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our customers process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services are determined, based on the judgment of the Company’s management, considering factors such as margin objectives, pricing practices and controls, customer segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated customers. We believe our chargeback rate was less than 1% of our card payment volume, during the years ended December 31, 2020, 2019 and 2018.

As discussed in Note 3 in the Notes to the Consolidated Financial Statements, Repay adopted ASC 606 on January 1, 2019, using the modified retrospective method and applying the standard to all contracts not completed on the date of adoption. Results for the reporting period beginning January 1, 2019 are presented under ASC 606, while the 2018 amounts continue to be reported in accordance with the Company's historical accounting practices under previous guidance.

The primary impact to the Company’s consolidated financial statements as a result of the adoption of ASC 606 is a change in total net revenue attributable to the presentation of interchange, network and other fees on a net basis, driven by changes in principal and agent considerations, as compared to previously being presented on a gross basis. Under the modified retrospective method, the Company did not restate its 2018 consolidated financial statements for these effects.

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

Interest expense. Prior to the closing of the Business Combination, interest expense consisted of interest in respect of our indebtedness under our Predecessor Credit Agreement (as defined below), which was terminated in connection with the closing of the Business Combination. In periods after the closing of the Business Combination, interest expense consists of interest in respect of our indebtedness under the Successor Credit Agreement (as defined below), which was entered into in connection with the Business Combination and amended in February 2020 and November 2020.

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

Results of Operations

	Successor		Predecessor
($ in thousands)	Year ended December 31, 2020	July 11, 2019 through December 31, 2019	January 1, 2019 through July 10, 2019	Year ended December 31, 2018
Revenue
Processing and service fees	$155,036	$57,560	$47,043	$82,186
Interchange and network fees	—	—	—	47,827
Total Revenue	$155,036	$57,560	$47,043	$130,013
Operating expenses
Interchange and network fees	$ —	$ —	$ —	$47,827
Other costs of services	41,447	15,657	10,216	27,160
Selling, general and administrative	87,302	45,758	51,201	29,097
Depreciation and amortization	60,807	23,757	6,223	10,421
Change in fair value of contingent consideration	(2,510)	—	—	(1,103)
Total operating expenses	$187,046	$85,172	$67,640	$113,402
Income (loss) from operations	$(32,010)	$(27,612)	$(20,597)	$16,611
Interest expenses	(14,445)	(5,922)	(3,145)	(6,073)
Change in fair value of tax receivable liability	(12,439)	(1,638)	—	—
Other (expenses) income	(3)	(1,380)	—	(1)
Total other (expenses) income	(26,887)	(8,940)	(3,145)	(6,074)
Income (loss) before income tax expense	(58,897)	(36,552)	(23,742)	10,537
Income tax benefit	12,358	4,991	—	—
Net income (loss)	$(46,539)	$(31,561)	$(23,742)	$10,537
Net income (loss) attributable to non-controlling interest	(11,770)	(15,271)	—	—
Net income (loss) attributable to the Company	$(34,769)	$(16,290)	$(23,742)	$10,537
Weighted-average shares of Class A common stock outstanding - basic and diluted	52,180,911	35,731,220
Loss per Class A share - basic and diluted	($0.67)	($0.46)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

For purposes of this results of operations discussion, we have combined the results of the Predecessor for the period from January 1, 2019 to July 10, 2019 with the results of the Successor for the period from July 11, 2019 to December 31, 2019 (“2019 combined period”).

Revenue

Total revenue was $155.0 million for the year ended December 31, 2020 and $104.6 million for the 2019 combined period, an increase of $50.4 million or 48.2%. This increase was the result of newly signed customers, the growth of our existing customers, as well as the acquisitions of TriSource, APS, Ventanex, cPayPlus, and CPS. For the year ended December 31, 2020, incremental revenues of approximately $40.4 million are attributable to TriSource, APS, Ventanex, cPayPlus and CPS.

Other Costs of Services

Other costs of services were $41.4 million for the year ended December 31, 2020 and $25.9 million for the 2019 combined period, an increase of $15.6 million or 60.2%. For the year ended December 31, 2020, incremental costs of services of approximately $14.5 million are attributable to TriSource, APS, Ventanex, cPayPlus and CPS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $87.3 million for the year ended December 31, 2020 and $97.0 million for the 2019 combined period, a decrease of $9.7 million or 10.0%. This decrease was primarily due to one-time expenses associated with the Business Combination in 2019, offset by increases in share-based compensation and other operating costs.

Depreciation and Amortization

Depreciation and amortization expenses were $60.8 million for the year ended December 31, 2020 and $30.0 million for the 2019 combined period, an increase of $30.8 million or 102.8%. The increase was primarily due to fair value adjustments to intangibles resulting from the Business Combination, as well as additional depreciation and amortization of fixed assets and intangibles from the acquisitions of TriSource, APS, Ventanex, cPayPlus and CPS.

Change in Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was $2.5 million for the year ended December 31, 2020, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of TriSource, APS, and Ventanex.

Interest Expense

Interest expense was $14.4 million for the year ended December 31, 2020 and $9.1 million for the 2019 combined period, an increase of $5.4 million or 59.3%. This increase was due to a higher average outstanding principal balance under our Successor Credit Agreement as compared to the average outstanding principal balance under the Predecessor Credit Agreement.

Change in Fair Value of Tax Receivable Liability

We incurred a change in the fair value of the tax receivable liability of $12.4 million for the year ended December 31, 2020 compared to $1.6 million for the 2019 combined period, an increase of $10.8 million. This increase was due to larger fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate used to determine the fair value of the liability, as well as, additional accretion expense associated with the increase in the TRA liability as a result of Post-Merger Repay Unit exchanges that occurred during the year.

Income Tax

The income tax benefit was $12.4 million for the year ended December 31, 2020 and $5.0 million for the period from July 11, 2019 to December 31, 2019, which reflects the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent. This was a result of additional expenses incurred by the Company, primarily driven by stock-based compensation deductions, the amortization of assets acquired in Business Combination and acquisitions of TriSource, APS, Ventanex, cPayPlus and CPS, as well as, amortization associated with the step-up in basis received as a result of Post-Merger Repay Unit exchanges.

For results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, see Part II, Item 7 of the Company’s 2019 Form 10-K.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that our management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain non-cash and non-recurring charges, such as non-cash loss on extinguishment of debt, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, management fees, legacy commission related charges, employee recruiting costs, other taxes, strategic initiative related costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain non-cash and non-recurring charges, such as non-cash loss on extinguishment of debt, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, management fees, legacy commission related charges, employee recruiting costs, loss on disposition of property and equipment, strategic initiative related costs and other non-recurring charges, net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on as-converted basis) for the Successor Period from July 11, 2019 to December 31, 2019 and the year ended December 31, 2020 (excluding certain shares that were subject to forfeiture).

We believe that Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share provide useful information to investors and others in understanding and evaluating its operating results in the same manner as management. However, Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating profit, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per share, or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate our non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP.

The following tables set forth a reconciliation of our results of operations for the years ended December 31, 2020, 2019, and 2018. Due to the Predecessor and Successor periods, for the convenience of readers, we have presented the year ended December 31, 2019 on both a Predecessor and Successor basis and a combined basis (reflecting simple arithmetic combination of the GAAP Predecessor and Successor periods with adjustments) in order to present a meaningful comparison against the corresponding periods.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

	Successor			Successor	Predecessor				Predecessor
($ in thousands)	Year Ended December 31, 2020	Adjustments(o)	Pro Forma Year Ended December 31, 2020	July 11, 2019 through December 31, 2019	January 1, 2019 through July 10, 2019	Combined	Adjustments(o)	Pro Forma Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue
Processing and service fees	$155,036	$ —	$155,036	$57,560	$47,043	$104,603	$ —	$104,603	$82,186
Interchange and network fees	—	—	—	—	—	—	—	—	47,827
Total Revenue	$155,036	$ —	$155,036	$57,560	$47,043	$104,603	$ —	$104,603	$130,013
Operating expenses
Interchange and network fees	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$47,827
Other costs of services	41,447	—	41,447	15,657	10,216	25,873	—	25,873	27,160
Selling, general and administrative	87,302	—	87,302	45,758	51,201	96,959	—	96,959	29,097
Depreciation and amortization	60,807	(32,634)	28,173	23,757	6,223	29,980	(15,412)	14,568	10,421
Change in fair value of contingent consideration	(2,510)	—	(2,510)	—	—	—	—	—	(1,103)
Total operating expenses	$187,046	$(32,634)	$154,412	$85,172	$67,640	$152,812	$(15,412)	$137,400	$113,402
Income (loss) from operations	$(32,010)	$32,634	$624	$(27,612)	$(20,597)	$(48,209)	$15,412	$(32,797)	$16,611
Other expenses
Interest expenses	(14,445)	—	(14,445)	(5,922)	(3,145)	(9,067)	—	(9,067)	(6,073)
Change in fair value of tax receivable liability	(12,439)	—	(12,439)	(1,638)	—	(1,638)	—	(1,638)	—
Other (expenses) income	(3)	—	(3)	(1,380)	—	(1,380)	—	(1,380)	(1)
Total other (expenses) income	(26,887)	—	(26,887)	(8,940)	(3,145)	(12,085)	—	(12,085)	(6,074)
Income (loss) before income tax expense	(58,897)	32,634	(26,263)	(36,552)	(23,742)	(60,294)	15,412	(44,882)	10,537
Income tax benefit	12,358	—	12,358	4,991	—	4,991	—	4,991	—
Net income (loss)	$(46,539)	$32,634	$(13,905)	$(31,561)	$(23,742)	$(55,303)	$15,412	$(39,891)	$10,537

Add:
Interest expense			14,445					9,067	6,073
Depreciation and amortization(a)			28,173					14,568	10,421
Income tax (benefit)			(12,358)					(4,991)	—
EBITDA			$16,355					$(21,247)	$27,031

Loss on extinguishment of debt (b)			—					1,380	1
Non-cash change in fair value of contingent consideration(c)			(2,510)					—	(1,103)
Non-cash change in fair value of assets and liabilities(d)			12,439					1,638	—
Share-based compensation expense(e)			19,446					22,922	797
Transaction expenses(f)			10,924					40,126	4,751
Management Fees(g)			—					211	400
Legacy commission related charges(h)			8,614					2,557	4,168
Employee recruiting costs(i)			214					51	256
Loss on disposition of property and equipment			—					—	17
Other taxes(j)			426					226	216
Restructuring and other strategic initiative costs(k)			1,103					352	272
Other non-recurring charges(l)			1,154					215	(27)
Adjusted EBITDA			$68,165					$48,432	$36,779

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

	Successor			Successor	Predecessor				Predecessor
($ in thousands)	Year Ended December 31, 2020	Adjustments(o)	Pro Forma Year Ended December 31, 2020	July 11, 2019 through December 31, 2019	January 1, 2019 through July 10, 2019	Combined	Adjustments(o)	Pro Forma Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue
Processing and service fees	$155,036	$ —	$155,036	$57,560	$47,043	$104,603	$ —	$104,603	$82,186
Interchange and network fees	—	—	—	—	—	—	—	—	47,827
Total Revenue	$155,036	$ —	$155,036	$57,560	$47,043	$104,603	$ —	$104,603	$130,013
Operating expenses
Interchange and network fees	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$47,827
Other costs of services	41,447	—	41,447	15,657	10,216	25,873	—	25,873	27,160
Selling, general and administrative	87,302	—	87,302	45,758	51,201	96,959	—	96,959	29,097
Depreciation and amortization	60,807	(32,634)	28,173	23,757	6,223	29,980	(15,412)	14,568	10,421
Change in fair value of contingent consideration	(2,510)	—	(2,510)	—	—	—	—	—	(1,103)
Total operating expenses	$187,046	$(32,634)	$154,412	$85,172	$67,640	$152,812	$(15,412)	$137,400	$113,402
Income (loss) from operations	$(32,010)	$32,634	$624	$(27,612)	$(20,597)	$(48,209)	$15,412	$(32,797)	$16,611
Other expenses
Interest expenses	(14,445)	—	(14,445)	(5,922)	(3,145)	(9,067)	—	(9,067)	(6,073)
Change in fair value of tax receivable liability	(12,439)	—	(12,439)	(1,638)	—	(1,638)	—	(1,638)	—
Other (expenses) income	(3)	—	(3)	(1,380)	—	(1,380)	—	(1,380)	(1)
Total other (expenses) income	(26,887)	—	(26,887)	(8,940)	(3,145)	(12,085)	—	(12,085)	(6,074)
Income (loss) before income tax expense	(58,897)	32,634	(26,263)	(36,552)	(23,742)	(60,294)	15,412	(44,882)	10,537
Income tax benefit	12,358	—	12,358	4,991	—	4,991	—	4,991	—
Net income (loss)	$(46,539)	$32,634	$(13,905)	$(31,561)	$(23,742)	$(55,303)	$15,412	$(39,891)	$10,537

Add:
Amortization of Acquisition-Related Intangibles(m)			19,492					9,917	7,919
Loss on extinguishment of debt (b)			—					1,380	1
Non-cash change in fair value of contingent consideration(c)			(2,510)					—	(1,103)
Non-cash change in fair value of assets and liabilities(d)			12,439					1,638	—
Share-based compensation expense(e)			19,446					22,922	797
Transaction expenses(f)			10,924					40,126	4,751
Management Fees(g)			—					211	400
Legacy commission related charges(h)			8,614					2,557	4,168
Employee recruiting costs(i)			214					51	256
Loss on disposition of property and equipment			—					—	17
Restructuring and other strategic initiative costs(k)			1,103					352	272
Other non-recurring charges(l)			1,154					215	(27)
Pro forma taxes at effective rate(p)			(13,226)					—	—
Adjusted Net Income			$43,745					$39,478	$27,988

Shares of Class A common stock outstanding (on an as-converted basis)(n)			73,373,106					59,721,429
Adjusted Net income per share			$0.60					$0.66
(a)	See footnote (m) for details on our amortization and depreciation expenses.
(b)	Reflects write-offs of debt issuance costs relating to Hawk Parent’s term loans and prepayment penalties relating to its previous debt facilities.
(c)	Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.

(d)	Reflects the changes in management’s estimates of the fair value of the liability relating to the Tax Receivable Agreement
(e)

Represents compensation expense associated with equity compensation plans, totaling $19,445,800 for the year ended December 31, 2020, $908,978 for the period from January 1, 2019 to July 10, 2019, $22,013,287 as a result of new grants made in the Successor Period from July 11, 2019 to December 31, 2019, and $796,967 for the year ended December 31, 2018.

(f)

Primarily consists of (i) during the year ended December 31, 2020, professional service fees and other costs incurred in connection with the acquisition of CPS, and additional transaction expenses incurred in connection with the Business Combination and the acquisitions of TriSource Solutions, APS Payments, Ventanex and cPayPlus, which closed in prior periods, as well as professional service expenses related to the June and September 2020 equity offerings, (ii) during the period from July 11 2019 to December 31, 2019, professional service fees and other costs in connection with the Business Combination, the acquisitions of TriSource and APS Payments, and (iii) during the period from January 1, 2019 to July 10, 2019 and the year ended December 31, 2018, professional service fees and other costs in connection with the Business Combination.

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
(k)

Consulting fees relating to Repay’s processing services and other operational improvements that were not in the ordinary course as well as one-time fees relating to special projects for new market expansion that are not anticipated to continue in the ordinary course of business are reflected in the twelve months ended December 31, 2019 and 2018. Additionally, one-time expenses related to the creation of a new entity in connection with equity arrangements for the members of Hawk Parent in connection with the Business Combination are reflected in the twelve months ended December 31, 2019.

(l)

For the year ended December 31, 2020, reflects expenses incurred related to one-time accounting system and compensation plan implementation related to becoming a public company, as well as extraordinary refunds to customers and other payments related to COVID-19. For the year ended December 31, 2019, reflects expenses incurred related to other one-time legal and compliance matters, as well as a one-time credit issued to a customer which was not in the ordinary course of business. For the year ended December 31, 2018 reflects reversal of adjustments over the prior and current periods made for legal expenses incurred related to a dispute with a former customer, for which we were reimbursed in the current period as a result of its settlement.

(m)

For the year ended December 31, 2020 reflects (i) amortization of the customer relationships intangibles acquired through Hawk Parent’s acquisitions of PaidSuite and Paymaxx during the year ended December 31, 2017 and the recapitalization transaction in 2016, through which Hawk Parent was formed in connection with the acquisition of a majority interest in Repay Holdings, LLC by certain investment funds sponsored by, or affiliated with, Corsair, (ii) customer relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and (iii) customer relationships, non-compete agreement, and software intangibles acquired through Repay Holdings, LLC’s acquisitions of TriSource Solutions, APS Payments, Ventanex, and cPayPlus. For the year ended December 31, 2019, reflects amortization of customer relationships intangibles acquired through Hawk Parent’s acquisitions and the 2016 Recapitalization transaction and the acquisition of TriSource. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. For the year ended December 31, 2018, reflects amortization of customer relationships intangibles acquired through Hawk Parent’s acquisitions of PaidSuite and Paymaxx during the year ended December 31, 2017 and the 2016 Recapitalization transaction. See additional information below for an analysis of our amortization expenses:

	Year ended December 31,
($ in thousands)	2020	2019	2018
Acquisition-related intangibles	$19,492	$9,917	$7,919
Software	7,467	3,895	2,052
Reseller buyouts	58	58	58
Amortization	$27,017	$13,870	$10,029
Depreciation	1,156	698	392
Total Depreciation and amortization (1)	$28,173	$14,568	$10,421

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

(n)

Represents the weighted average number of shares of Class A common stock outstanding (on as-converted basis) for the year ended December 31, 2020, and the period from July 11, 2019 to December 31, 2019 (in each case, excluding shares that were subject to forfeiture)

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

Adjusted EBITDA for the year ended December 31, 2020 and the combined year ended December 31, 2019 was $68.2 million and $48.4 million, respectively, representing a 40.7% year-over-year increase. Adjusted Net Income for the year ended December 31, 2020 and the combined year ended December 31, 2019 was $43.7 million and $39.5 million, respectively, representing a 10.8% year-over-year increase. Our net loss attributable to the Company for the year ended December 31, 2020 and the combined year ended December 31, 2019 was $34.8 million and $40.0 million, respectively, representing a 13.1% year-over-year decrease.

These increases in Adjusted EBITDA and Adjusted Net Income, for the year ended December 31, 2020 are the result of the growing card payment volume and revenue figures described above, new customers, and same store sales growth from existing customers as well as the acquisitions of TriSource, APS, Ventanex, cPayPlus and CPS. The increase in net income (loss) attributable to the Company for the year ended December 31, 2020, is primarily the result of one-time expenses incurred in connection with the Business Combination.

For discussion on Adjusted EBITDA, Adjusted Net income, and net income (loss) attributable to the Company for the year ended December 31, 2019 compared to the year ended December 31, 2018, see Part II, Item 7 of the Company’s 2019 Form 10-K.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. We also finance our operations through proceeds from the issuance of our Class A common stock in June 2020 and our January 2021 convertible notes offering. As of December 31, 2020, we had $92.6 million of cash and cash equivalents and available borrowing capacity of $75.6 million under the Successor Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and customer settlement funds of $13.9 million as of December 31, 2020. In February 2021, we used a portion of the proceeds from the January 2021 convertible notes offering to prepay in full the entire principal amount of the term loans then outstanding under the Successor Credit Agreement and also terminated in full all delayed draw term loan commitments then outstanding.  At that time, we also amended and restated the Successor Credit Agreement and entered into the Amended Credit Agreement, which establishes a $125.0 million senior secured revolving credit facility in favor of Hawk Parent.

Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Amended Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.

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

Cash Flows

The following table present a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2020	July 11, 2019 through December 31, 2019	January 1, 2019 through July 10, 2019	Year Ended December 31, 2018
Net cash provided by operating activities	$28,487	$12,936	$8,350	$24,177
Net cash used in investing activities	(145,980)	(335,084)	(4,046)	(5,798)
Net cash provided by (used in) financing activities	186,097	360,049	(9,355)	(8,208)

Cash Flow from Operating Activities

Net cash provided by operating activities was $28.5 million for the year ended December 31, 2020.

Net cash provided by operating activities was $12.9 million from July 11, 2019 to December 31, 2019.

Net cash provided by operating activities was $8.4 million from January 1, 2019 to July 10, 2019.

Net cash provided by operating activities was $24.2 million in the year ended December 31, 2018.

Cash provided by operating activities for the year ended December 31, 2020, the period from July 11, 2019 to December 31, 2019, the period from January 1, 2019 to July 10, 2019, and the year ended December 31, 2018 reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $146.0 million for the year ended December 31, 2020, due to the acquisition of Ventanex, cPayPlus, and CPS, as well as capitalization of software development activities.

Net cash used in investing activities was $335.1 million from July 11, 2019 to December 31, 2019, due to the Business Combination, the acquisitions of TriSource and APS, and capitalization of software development activities.

Net cash used in investing activities was $4.0 million from January 1, 2019 to July 10, 2019 due to capitalization of software development activities and fixed asset additions.

Net cash used in investing activities was $5.8 million in the year ended December 31, 2018 due to capitalization of software development activities and fixed asset additions.

Cash Flow from Financing Activities

Net cash provided by financing activities was $186.1 million for the year ended December 31, 2020, due to proceeds from the issuance of new shares in the June 2020 offering of Class A common stock, new borrowings related to the acquisition of Ventanex under the Successor Credit Agreement, as well as funds received related to the exercise of warrants, offset by repayment of the outstanding revolver balance related to the Successor Credit Agreement in connection with its amendment and the acquisition of Ventanex, and repayments of the term loan principal balance under the Successor Credit Agreement.

Net cash provided by financing activities was $360.0 million from July 11, 2019 to December 31, 2019, due to borrowings under our Successor Credit Agreement of $220.0 million, offset by debt issuance costs of $6.1 million. The Company received proceeds from the Business Combination of $148.9 million and a private placement offering of $135.0 million, offset by payments of $93.3 million to settle our Predecessor Credit Agreement and $38.7 million to repurchase outstanding Thunder Bridge warrants.

Net cash used in financing activities was $9.4 million from January 1, 2019 to July 11, 2019 due to $2.5 million of principal payments related to our Predecessor Credit Agreement and tax distributions of $6.9 million to Hawk Parent’s members.

Indebtedness

Predecessor Credit Agreement

Hawk Parent was previously party to the Revolving Credit and Term Loan Agreement, dated as of September 28, 2017, and amended at December 15, 2017 (the “Predecessor Credit Agreement”), with SunTrust Bank, as administrative agent and lender, and the other lenders party thereto. In connection with the completion of the Business Combination, all outstanding loans were repaid and the Predecessor Credit Agreement was terminated.

Successor Credit Agreement

In connection with the Business Combination, on July 11, 2019, TB Acquisition Merger Sub LLC, Hawk Parent and certain subsidiaries of Hawk Parent, as guarantors, entered into a Revolving Credit and Term Loan Agreement (the “Successor Credit Agreement”) with certain financial institutions, as lenders, and Truist Bank (formerly SunTrust Bank), as the administrative agent.

As of December 31, 2020, the Successor Credit Agreement provides for a senior secured term loan facility of $255.0 million, a delayed draw term loan of $60.0 million, and a revolving credit facility of $30.0 million. As of December 31, 2020, we had $0.0 million drawn against the revolving credit facility. We paid $231,168, and $30,764 in fees related to unused commitments for the year ended December 31, 2020 and the period from July 11, 2019 to December 31, 2019, respectively See Note 10 to the financial statements in Item 8 of this Annual Report on Form 10-K for more information.

As of December 31, 2020, we had term loan borrowings of $248.3 million, net of deferred issuance costs, under the Successor Credit Agreement, and we were in compliance with its restrictive financial covenants.

Amended Credit Agreement

In February 2021, we also amended and restated the Successor Credit Agreement and entered into the Amended Credit Agreement, which establishes a $125.0 million senior secured revolving credit facility in favor of Hawk Parent. We currently expect that we will remain in compliance with the restrictive financial covenants of the Amended Credit Agreement, prospectively.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2020 related to processing minimums, operating leases, borrowings, and contingent consideration:

	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Processing minimums (a)	$1,842	$1,374	$468	$ —	$ —
Operating leases	11,994	1,970	3,852	3,378	2,794
Credit facility and related interest (b)	302,716	17,435	53,084	232,197	—
Contingent consideration (c)	15,800	15,800	—	—	—
Total	$332,352	$36,579	$57,404	$235,575	$2,794

(a)

Certain of the agreements with third-party processors require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees it would have received if we had submitted the required minimum number of transactions.

(b)

We estimated interest payments through the maturity of the revolving credit facility by applying the interest rate of 4.00% in effect on our borrowings as of December 31, 2020, plus an unused fee rate of 0.50%.

(c)	Represents contingent consideration associated with the acquisitions of Ventanex, cPayPlus, and CPS.

Potential payments under the Tax Receivable Agreement are not reflected in this table. See the section entitled “— Tax Receivable Agreement” below.

Tax Receivable Agreement

Upon the completion of the Business Combination, we entered into that certain Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) with holders (other than the Company) of limited liability company interests of Hawk Parent (the “Post-Merger Repay Units”). As a result of the TRA, we established a liability in our consolidated financial statements. Such liability, which will increase upon the exchanges of Post-Merger Repay Units for Class A common stock, generally represents 100% of the estimated future tax benefits, if any, relating to the increase in tax basis that will result from exchanges of the Post-Merger Repay Units for shares of Class A common stock pursuant to the Exchange Agreement and certain other tax attributes of the Company and tax benefits of entering into the TRA, including tax benefits attributable to payments under the TRA.

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

Critical Accounting Policies and Recently Issued Accounting Standards

For information related to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies, to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Our performance obligation in our contracts with customers is the promise to stand-ready to provide front-end authorization and back-end settlement payment processing services ("processing services") for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related processing services. Accordingly, the total transaction price is variable. These services are stand-ready obligations, as the timing and quantity of transactions to be processed is not determinable. Under a stand-ready obligation, our performance obligation is satisfied over time throughout the contract term rather than at a point in time. Because the service of standing ready to perform processing services is substantially the same each day and has the same pattern of transfer to the customer, we have determined that our stand-ready performance obligation comprises a series of distinct days of service. Discount fees and other fixed per transaction fees are recognized each day using a time-elapsed output method based on the volume or transaction count at the time the merchants’ transactions are processed.

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

Interchange and network fees

Within our contracts with customers, we incur interchange and network pass-through charges from the third-party card issuers and payment networks, respectively, related to the provision of payment authorization and routing services. We have determined that we are acting as an agent with respect to these payment authorization and routing services, based the fact that we have no discretion over which card-issuing bank or payment network will be used to process a transaction and is unable to direct the activity of the merchant to another card-issuing bank or payment network. As such, we view the card-issuing bank and the payment network as the principal for these performance obligations, as these parties are primarily responsible for fulfilling these promises to the merchant. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the years ended December 31, 2020 and 2019, in connection with the adoption of ASC 606.

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

We test goodwill annually for impairment, as well as upon an indicator of impairment, at the reporting unit level. As of the most recent impairment analysis date, the fair value of each reporting unit exceeded its carrying value. We did not record any goodwill impairment charges for the years ended December 31, 2020 and 2019.

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

Management evaluates the remaining useful lives and carrying values of long lived assets, including definite lived intangible assets, at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the years ended December 31, 2020 and 2019.

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

Equity Units Awarded

We measure restricted shares awarded to management based on the fair value of the awards on the date of the grant and recognizes compensation expense for those awards over the requisite service period. The restricted share awards vest over varying periods with all of the current outstanding restricted share awards being fully vested in 2024.

Recently Issued Accounting Pronouncements not yet Adopted

Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU No. 2019-12"). ASU No. 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within Income Taxes (Topic 740), and clarifies certain aspects of the current guidance to promote consistency among reporting entities, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently in the process of evaluating the effects of ASU No. 2019-12 on our consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2020 (Successor), as of December 31, 2019 (Successor), or for the period from January 1, 2019 to July 10, 2019 (Predecessor).

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

As of December 31, 2020, and December 31, 2019, we had term loan borrowings of $256.7 million and $208.9 million, respectively, and revolver borrowings of $0.0 million and $10.0 million, respectively, outstanding under the respective credit agreements. The borrowings accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted LIBOR rate plus a margin of 2.50% to 3.50% under the Successor Credit Agreement or a base rate plus a margin of 2.00% to 3.00% or at an adjusted LIBOR rate plus a margin of 3.00% to 4.00%, under the Predecessor Credit Agreement, in each case depending on the total net leverage ratio, as defined in the respective agreements governing the Successor Credit Agreement and Predecessor Credit Agreement.

In October 2019, we entered into a $140.0 million notional interest rate swap agreement, and in February 2020, we entered into a $30.0 million notional interest rate swap agreement, then a revised notional amount of $65.0 million beginning on September 30, 2020. These interest rate swap agreements reduce a portion of our exposure to market interest rate risk on certain of our variable-rate debt as discussed in Item II, Part 8, Note 11, “Derivatives." These interest rate swaps effectively converted $205.0 million of the outstanding term loan into to fixed rate payments for 57 months and 60 months, respectively. A 1.0% increase or decrease in the interest rate applicable to such borrowings under the Successor Credit Agreement would have increased or decreased cash interest expense on our indebtedness by approximately $1.0 million per annum and $1.0 million per annum, for the year ended December 31, 2020, respectively.

We may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures.

In July 2017, the U.K. Financial Conduct Authority announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the effect of any changes in the methods by which the LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Such developments may cause LIBOR to perform differently than in the past, including sudden or prolonged increases or decreases in LIBOR, or cease to exist, resulting in the application of a successor base rate under the Amended Credit Agreement, which in turn could have unpredictable effects on our interest payment obligations under the Amended Credit Agreement.

Foreign Currency Exchange Rate Risk

Invoices for our services are denominated in U.S. dollars and Canadian dollars. We do not expect our future operating results to be significantly affected by foreign currency transaction risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Financial Statements

Reports of Independent Registered Public Accounting Firm	55

Consolidated Balance Sheets as of December 31, 2020 and 2019	59

Consolidated Statements of Operations for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	60

Consolidated Statements of Comprehensive Income for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	61

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	62

Consolidated Statements of Cash Flows for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	63

Notes to Consolidated Financial Statements	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Repay Holdings Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company” or “Successor”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows of the Successor and Hawk Parent Holdings LLC (“Predecessor”) for the year ended December 31, 2020 (Successor), the periods from July 11, 2019 to December 31, 2019 (Successor) and January 1, 2019 to July 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), and the related notes  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 (Successor), the periods from July 11, 2019 to December 31, 2019 (Successor) and January 1, 2019 to July 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2021 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2020 due to the adoption of Accounting Standards Update 2016-02, Leases (Accounting Standards Codification Topic 842).

Basis for opinion

These financial statements are the responsibility of the Company’s and Predecessor’s management. Our responsibility is to express an opinion on the Company’s and Predecessor’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The valuation of acquired intangible assets relating to business combinations

As described further in Note 5 to the consolidated financial statements, the Company completed several acquisitions during 2020 for an aggregate purchase price of $711 million and recognized identifiable intangible assets totaling $380 million. These intangible assets, which consist of non-compete agreements, trade names, developed technology, merchant relationships, and channel relationships were measured at fair value upon acquisition using valuation models sensitive to significant assumptions such as future growth rates, discount rates, and weighted average cost of capital. We identified the fair value measurement of acquired intangible assets relating to the business combinations completed during the year ended December 31, 2020 as a critical audit matter.

The principal considerations for our determination that auditing the valuation of intangible assets acquired in connection with business combinations is a critical audit matter are that there was significant judgment and estimation required by management, with assistance from a third-party valuation specialist, when determining the fair values of these intangible assets, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant assumptions used, including future growth rates, discount rates, and weighted average cost of capital.  Changes in these significant assumptions could have a significant effect on the fair value of the intangible assets.

Our audit procedures relating to the fair value determination of intangible assets acquired in business combinations completed during the year ended December 31, 2020 included the following, among others:

•

We tested controls relating to the acquisition accounting in connection with business combinations, including controls over management’s identification of the intangible assets, the development of the significant assumptions related to the valuation of these intangible assets, and the completeness and accuracy of data used in the measurements.

•

These procedures also included reading the purchase agreements and testing the fair values of the acquired intangible assets as determined by management, which included (i) evaluating the appropriateness of the valuation techniques, (ii) testing the completeness, mathematical accuracy and relevance of the underlying data in management’s cash flow projections, and (iii) evaluating the significant assumptions, including future growth rates, discount rates, and weighted average cost of capital. Evaluating the reasonableness of the future growth rates for the forecast period involved considering the past performance of the acquired businesses as well as economic and industry forecasts. The weighted average cost of capital was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rate and the weighted average cost of capital used by management.

The fair value determination of the Tax Receivable Agreement

As described further in Note 15 to the consolidated financial statements, the Company has a tax receivable agreement (TRA) obligation that requires the Company to pay to exchanging holders of Post-Merger Repay Units 100% of the estimated future tax benefits, if any, relating to the increase in tax basis resulting from exchanges of the Post-Merger Repay Units for shares of Class A common stock pursuant to the Exchange Agreement and certain other tax attributes of the Company and tax benefits of entering into the TRA, including tax benefits attributable to payments under the TRA.  We identified the fair value determination of the TRA as a critical audit matter.

The principal considerations for our determination that the fair value determination of the TRA is a critical audit matter are that management, with assistance from a third-party specialist, made significant judgements to estimate the TRA obligation and performing audit procedures to evaluate the reasonableness of management’s estimate and assumptions related to the estimated future taxable income required a high degree of auditor judgement and an increased extent of effort, including the need to involve our income tax specialists.

Our audit procedures relating to the fair value determination of the fair value of the TRA included the following, among others:

•

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the measurement of the Company’s TRA obligation. This included management review controls over the computation of the TRA liability, which is based on several inputs including the estimate of future qualified taxable income over the term of the TRA.

•

We, with the assistance of our income tax specialists, tested management’s process for evaluating the appropriateness of the TRA model and tested the completeness, accuracy, and relevance of the underlying data used in the TRA model.

•

To test the Company’s position that there is sufficient future taxable income to realize the tax benefits related to the exchanges discussed above, we evaluated the assumptions used by management to develop the projections of future taxable income. For example, we compared the projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends.

•	We also recalculated the TRA liability and verified the calculation of the TRA liability was in accordance with the terms set out in the TRA.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Philadelphia, Pennsylvania

March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Repay Holdings Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 1, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 1, 2021

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$91,129,888	$24,617,996
Accounts receivable	21,310,724	14,068,477
Related party receivable	—	563,084
Prepaid expenses and other	6,925,115	4,632,965
Total current assets	119,365,727	43,882,522

Property, plant and equipment, net	1,628,439	1,610,652
Restricted cash	15,374,846	13,283,121
Customer relationships, net of amortization	280,887,486	247,589,240
Software, net of amortization	64,434,985	61,219,143
Other intangible assets, net of amortization	23,904,667	24,241,505
Goodwill	458,970,255	389,660,519
Operating lease ROU assets, net of amortization	10,074,506	—
Deferred tax assets	135,337,229	—
Other assets	—	555,449
Total noncurrent assets	990,612,413	738,159,629
Total assets	$1,109,978,140	$782,042,151

Liabilities
Accounts payable	$11,879,638	$9,586,001
Related party payable	15,811,597	14,571,266
Accrued expenses	19,216,258	15,965,683
Current maturities of long-term debt	6,760,650	5,500,000
Current operating lease liabilities	1,527,224	—
Current tax receivable agreement	10,240,310	6,336,487
Total current liabilities	65,435,677	51,959,437

Long-term debt, net of current maturities	249,952,746	197,942,705
Line of credit	—	10,000,000
Noncurrent operating lease liabilities	8,836,655	—
Tax receivable agreement, net of current portion	218,987,795	60,839,739
Deferred tax liability	—	768,335
Other liabilities	10,583,196	16,864
Total noncurrent liabilities	488,360,392	269,567,643
Total liabilities	$553,796,069	$321,527,080

Commitments and contingencies (Note 12)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized and 71,244,682 issued and outstanding as of December 31, 2020; 2,000,000,000 shares authorized and 37,530,568 issued and outstanding as of December 31, 2019	7,125	3,753
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of December 31, 2020 and 2019	—	—
Additional paid-in capital	604,391,167	307,914,346
Accumulated other comprehensive (loss) income	(6,436,763)	313,397
Accumulated deficit	(88,647,808)	(53,878,460)
Total stockholders' equity	$509,313,721	$254,353,036

Equity attributable to non-controlling interests	46,868,350	206,162,035

Total liabilities and stockholders' equity and members' equity	$1,109,978,140	$782,042,151

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019	Year Ended December 31, 2018
	(Successor)		(Predecessor)
Revenue
Processing and service fees	$155,035,943	$57,560,470	$47,042,917	$82,186,411
Interchange and network fees	—	—	—	47,826,529
Total Revenue	155,035,943	57,560,470	47,042,917	130,012,940

Operating Expenses
Interchange and network fees	—	—	—	47,826,529
Other costs of services	41,447,056	15,656,730	10,216,079	27,159,763
Selling, general and administrative	87,301,814	45,758,335	51,201,322	29,097,302
Depreciation and amortization	60,806,659	23,756,888	6,222,917	10,421,000
Change in fair value of contingent consideration	(2,510,000)	—	—	(1,103,012)
Total operating expenses	187,045,529	85,171,953	67,640,318	113,401,582
(Loss) Income from operations	(32,009,586)	(27,611,483)	(20,597,401)	16,611,358
Other (expense) income
Interest expense	(14,445,000)	(5,921,893)	(3,145,167)	(6,072,837)
Change in fair value of tax receivable liability	(12,439,485)	(1,638,465)	—	—
Other (expenses) income	(2,985)	(1,379,824)	38	(1,078)
Total other (expense) income	(26,887,470)	(8,940,182)	(3,145,129)	(6,073,915)
(Loss) income before income tax expense	(58,897,056)	(36,551,665)	(23,742,530)	10,537,443
Income tax benefit	12,358,025	4,990,989	—	—
Net (loss) income	$(46,539,031)	$(31,560,676)	$(23,742,530)	$10,537,443
Less: Net (loss) income attributable to non-controlling interests	(11,769,683)	(15,271,043)	—	—
Net (loss) income attributable to the Company	$(34,769,348)	$(16,289,633)	$(23,742,530)	$10,537,443

Loss per Class A share:
Basic and diluted	$(0.67)	$(0.46)
Weighted-average shares outstanding:
Basic and diluted	52,180,911	35,731,220

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019	Year Ended December 31, 2018
	(Successor)		(Predecessor)
Net (loss) income	$(46,539,031)	$(31,560,676)	$(23,742,530)	$10,537,443
Other comprehensive (loss) income, before tax
Change in fair value of designated cash flow hedges	(9,867,782)	555,449	—	—
Total other comprehensive (loss) income, before tax	(9,867,782)	555,449	—	—
Income tax related to items of other comprehensive income:
Tax benefit (expense) on change in fair value of designated cash flow hedges	1,672,742	(54,303)	—	—
Total income tax benefit (expense) on related to items of other comprehensive income	1,672,742	(54,303)	—	—
Total other comprehensive (loss) income, net of tax	(8,195,040)	501,146	—	—
Total comprehensive (loss) income	$(54,734,071)	$(31,059,530)	$(23,742,530)	$10,537,443
Less: Comprehensive loss attributable to non-controlling interests	(14,668,288)	(15,027,371)	—	—
Comprehensive (loss) income attributable to the Company	$(40,065,783)	$(16,032,159)	$(23,742,530)	$10,537,443

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

Total Equity
(Predecessor)
Balance at December 31, 2017	$104,051,883
Net income	10,537,443
Contributions by members	—
Stock based compensation	796,967
Distribution to members	(6,307,936)
Balance at December 31, 2018	$109,078,357
Net loss	(23,742,530)
Contributions by members	—
Stock based compensation	908,978
Distribution to members	(6,904,991)
Balance at July 10, 2019	$79,339,814

	Class A Common Stock		Class V Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Interests
Balance at July 11, 2019	33,430,259	$3,343	100	$ —	$290,408,807	$(37,588,827)	$ —	$252,823,323	$221,375,364
Release of Founder Shares	2,965,000	297		—	(297)	—	—	—	—
Release of share awards vested under Incentive Plan	1,135,291	113		—	(113)	—	—	—	—
Treasury shares repurchased		—		—	(4,507,544)			(4,507,544)
Stock-based compensation		—		—	22,013,286	—	—	22,013,286	—
Warrant exercise	18	—			207			207
Tax distribution from Hawk Parent		—		—	—	—	—	—	(185,957)
Net loss		—		—	—	(16,289,633)	—	(16,289,633)	(15,271,043)
Accumulated other comprehensive income		—		—	—	—	313,397	313,397	243,671
Balance at December 31, 2019 (Successor)	37,530,568	$3,753	100	$ —	$307,914,346	$(53,878,460)	$313,397	$254,353,036	$206,162,035
Issuance of new shares	23,564,816	2,356		—	514,451,331	—	(99,022)	514,354,665	(4,454,472)
Exchange of Post-Merger Repay Units	1,606,647	161		—	10,065,244	—	(228,090)	9,837,315	(9,837,154)
Redemption of Post-Merger Repay Units		—		—	(311,736,352)	—	(2,614,996)	(314,351,348)	(120,944,910)
Release of share awards vested under Incentive Plan	516,398	52		—	(52)	—	—	—	—
Treasury shares repurchased		—			(1,431,172)	—	376	(1,430,796)	16,064
Stock-based compensation		—		—	20,489,298	—	(15,759)	20,473,539	(1,027,739)
Warrant exercise	8,026,253	803		—	92,178,915	—	(124,570)	92,055,148	(5,255,431)
Tax distribution from Hawk Parent		—		—	—	—	—	—	(1,496,213)
Valuation allowance on Ceiling Rule DTA		—		—	(27,540,391)	—	2,794	(27,537,597)	—
Net loss		—		—	—	(34,769,348)	—	(34,769,348)	(11,769,683)
Accumulated other comprehensive income		—		—	—	—	(3,670,893)	(3,670,893)	(4,524,147)
Balance at December 31, 2020 (Successor)	71,244,682	$7,125	100	$ —	$604,391,167	$(88,647,808)	$(6,436,763)	$509,313,721	$46,868,350

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019	Year Ended December 31, 2018
	(Successor)		(Predecessor)
Cash flows from operating activities
Net (loss) income	$(46,539,031)	$(31,560,676)	$(23,742,530)	$10,537,443
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,806,659	23,756,888	6,222,917	10,421,000
Stock based compensation	19,445,800	22,013,287	908,978	796,967
Amortization of debt issuance costs	1,416,012	570,671	215,658	407,403
Loss on disposal of property and equipment	—	—	—	16,827
Fair value change in tax receivable agreement liability	12,439,485	1,638,465	—	—
Fair value change in other assets and liabilities	(2,509,840)	—	—	(1,103,012)
Payments of contingent consideration in excess of acquisition date fair value	(4,070,549)	—	—	—
Deferred tax benefit	(12,358,025)	(4,990,989)	—	—
Change in accounts receivable	(2,890,762)	779,008	(4,614,620)	(1,534,285)
Change in related party receivable	563,084	(563,084)	—	—
Change in prepaid expenses and other	541,639	(3,579,300)	(73,533)	(394,127)
Change in operating lease ROU assets	(10,074,506)	—	—	—
Change in accounts payable	38,185	2,656,630	1,297,035	1,502,090
Change in related party payable	(309,669)	14,571,266	—	—
Change in accrued expenses and other	370,343	(12,356,519)	28,136,310	3,526,470
Change in operating lease liabilities	10,363,879	—	—	—
Change in other liabilities	1,254,000	—	—	—
Net cash provided by operating activities	28,486,704	12,935,647	8,350,215	24,176,776
Cash flows from investing activities
Purchases of property and equipment	(994,147)	(498,513)	(203,026)	(913,498)
Purchases of software	(13,729,349)	(3,375,751)	(3,842,744)	(4,884,457)
Purchases of other intangible assets	(9,550,000)	—	—	—
Acquisition of Hawk Parent, net of cash and restricted cash acquired	—	(242,599,551)	—	—
Acquisition of TriSource, net of cash and restricted cash acquired	—	(59,160,005)	—	—
Acquisition of APS Payments, net of cash and restricted cash acquired	(465,454)	(29,450,022)	—	—
Acquisition of Ventanex, net of cash and restricted cash acquired	(35,460,153)	—	—	—
Acquisition of cPayPlus, net of cash and restricted cash acquired	(7,694,632)	—	—	—
Acquisition of CPS, net of cash and restricted cash acquired	(78,086,739)	—	—	—
Net cash used in investing activities	(145,980,474)	(335,083,842)	(4,045,770)	(5,797,955)
Cash flows from financing activities
Change in line of credit	(10,000,000)	6,500,000	—	3,000,000
Issuance of long-term debt	60,425,983	210,000,000	—	—
Payments on long-term debt	(6,709,486)	(90,862,500)	(2,450,000)	(4,900,000)
Public issuance of Class A Common Stock	509,900,193	135,000,000	—	—
Repurchase of outstanding warrants	—	(38,700,000)	—	—
Repurchase of treasury shares	(1,414,732)	(4,507,544)	—	—
Issuance of warrants	—	207	—	—
Exercise of warrants	86,799,717	—	—	—
Conversion of Thunder Bridge Class A ordinary shares to Class A Common Stock	—	148,870,571	—	—
Redemption of Post-Merger Repay Units	(435,296,258)	—	—	—
Distributions to Members	(1,496,213)	(185,957)	(6,904,991)	(6,307,935)
Payment of loan costs	(1,861,817)	(6,065,465)	—	—
Payments of contingent consideration up to acquisition date fair value	(14,250,000)	—	—	—
Net cash provided by (used in) financing activities	186,097,387	360,049,312	(9,354,991)	(8,207,935)
Increase (decrease) in cash, cash equivalents and restricted cash	68,603,617	37,901,117	(5,050,546)	10,170,886
Cash, cash equivalents and restricted cash at beginning of period	$37,901,117	$ —	$23,262,058	$13,091,172
Cash, cash equivalents and restricted cash at end of period	$106,504,734	$37,901,117	$18,211,512	$23,262,058

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019	Year Ended December 31, 2018
	(Successor)		(Predecessor)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$11,486,760	$5,351,222	$2,929,509	$5,665,434
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Acquisition of Hawk Parent in exchange for Class A Common Stock	$ —	$220,056,226
Acquisition of Hawk Parent in exchange for amounts payable under Tax Receivable Agreement	$ —	$67,176,226
Acquisition of Hawk Parent in exchange for contingent consideration	$ —	$12,300,000
Acquisition of TriSource in exchange for contingent consideration	$1,750,000	$2,250,000
Acquisition of APS in exchange for contingent consideration	$6,580,549	$12,000,000
Acquisition of Ventanex in exchange for contingent consideration	$4,800,000
Acquisition of cPayPlus in exchange for contingent consideration	$6,500,000
Acquisition of CPS in exchange for contingent consideration	$4,500,000

See accompanying notes to consolidated financial statements.

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

On February 10, 2020, the Company acquired all of the equity interests of CDT Technologies, LTD. d/b/a Ventanex (“Ventanex”) for $36.0 million in cash. In addition to the $36.0 million cash consideration, the Ventanex selling equity holders may be entitled to up to a total of $14.0 million in two separate cash earnout payments, dependent on the achievement of certain growth targets.

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

On July 23, 2020, the Company acquired all of the equity interests of cPayPlus, LLC (“cPayPlus”) for $8.0 million in cash. In addition to the $8.0 million cash consideration, the cPayPlus selling equity holders may be entitled up to a total of $8.0 million cash earnout payment, dependent upon the achievement of certain growth targets.

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

In connection with the September Follow-on Offering, the Company entered into a unit purchase agreement, dated September 9, 2020 (the “September Unit Purchase Agreement” and, together with the June Unit Purchase Agreement, the “Unit Purchase Agreements”), with CC Payment Holdings, L.L.C., an entity controlled by Corsair, pursuant to which the Company acquired 14,364,816 Post-Merger Repay Units at a purchase price of $23.425 per Post-Merger Repay Unit, which was equal to the purchase price per share of Class A common stock paid to the Company by the underwriters for shares of Class A common stock in connection with the September Follow-on Offering.

On November 2, 2020, the Company acquired all of the equity interests of CPS Payment Services, LLC Media Payments, LLC (“MPI”), and Custom Payment Systems, LLC (collectively, “CPS”) for $78.0 million in cash. In addition to the $78.0 million cash consideration, the CPS selling equity holders may be entitled to up to a total of $15.0 million in two separate cash earnout payments, dependent upon the achievement of certain growth targets.

During the year ended December 31, 2020, warrant holders of the Company exercised warrants in exchange for 8.0 million shares of Class A common stock. The Company received $86.8 million upon the exercise of the warrants. On July 27, 2020, the Company completed the redemption of all of its outstanding warrants to purchase shares of the Company’s Class A common stock.

Business Overview

The Company provides integrated payment processing solutions to industry-oriented markets in which businesses have specific transaction processing needs. The Company refers to these markets as “vertical markets” or “verticals.” The Company’s proprietary, integrated payment technology platform reduces the complexity of the electronic payments process for business. The Company charges its customers processing fees based on the volume of payment transactions processed and other transaction or service fees. The Company intends to continue to strategically target verticals where the Company believes its ability to tailor payment solutions to its customers’ needs, its deep knowledge of the Company’s vertical markets and the embedded nature of its integrated payment solutions will drive strong growth by attracting new customers and fostering long-term customer relationships.

The Company provides payment processing solutions to customers primarily operating in the personal loans, automotive loans, receivables management, and business-to-business verticals. The Company’s payment processing solutions enable consumers and businesses in these verticals to make payments using electronic payment methods, rather than cash or check, which have historically been the primary methods of payment in these verticals. The Company believes that a growing number of consumers and businesses prefer the convenience and efficiency of paying with cards and other electronic methods and that the Company is poised to benefit from the significant growth opportunity of electronic payment processing as these verticals continue to shift from cash and check to electronic payments. The personal loans vertical is predominately characterized by installment loans, which are typically utilized by consumers to finance everyday expenses. The automotive loans vertical predominantly includes subprime automotive loans, automotive title loans and automotive buy-here-pay-here loans and also includes near-prime and prime automotive loans. The Company’s receivables management vertical relates to consumer loan collections, which typically enter the receivables management process due to delinquency on credit card bills or as a result of major life events, such as job loss or major medical issues. The business-to-business vertical relates to transactions occurring between a wide variety of enterprise customers, many of which operate in the manufacturing, wholesale, distribution, healthcare, and education industries.

The Company’s go-to-market strategy combines direct sales with integrations with key software providers in its target verticals. The integration of the Company’s technology with key software providers in the verticals that the Company serves, including loan management systems, dealer management systems, collection management systems, and enterprise resource planning software systems, allows the Company to embed its omni-channel payment processing technology into its customers’ critical workflow software and ensure seamless operation of the Company’s solutions within its customers’ enterprise management systems. The Company refers to these software providers as its “software integration partners.” This integration allows the Company’s sales force to readily access new customer opportunities or respond to inbound leads because, in many cases, a business will prefer, or in some cases only consider, a payments provider that has already integrated or is able to integrate its solutions with the business’ primary enterprise management system. The Company has successfully integrated its technology solutions with numerous, widely-used enterprise management systems in the verticals that it serves, which makes its platform a more compelling choice for the businesses that use them. Moreover, the Company’s relationships with its partners help it to develop deep industry knowledge regarding trends in customer needs. The Company’s integrated model fosters long-term relationships with its customers, which supports its volume retention rates that the Company believes are above industry averages. As of December 31, 2020, the Company maintained approximately 124 integrations with various software providers.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Repay Holdings Corporation, the majority-owned Hawk Parent Holdings LLC and its wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Services LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC (“PaidSuite”), Marlin Acquirer, LLC (“Paymaxx”), REPAY International LLC, REPAY Canada Solutions ULC, TriSource Solutions, LLC (“TriSource”), Mesa Acquirer, LLC, CDT Technologies LTD, Viking GP Holdings, LLC, cPayPlus, LLC, CPS Payment Services, LLC, Media Payments, LLC, and Custom Payment Systems, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable represent amounts due from customers and payment processors for services rendered. The Company has an established process for aging, provisioning and writing-off its uncollectible accounts receivable. Within this process the Company aggregates accounts receivable to the pools of receivables of similar risk characteristics. The Company uses Provision Matrix methodology to estimate the allowance for credit losses on accounts receivable, which estimated credit loss is calculated based on how long a receivable has been outstanding (e.g., under 30 days, 30–60 days, etc.). For accounts receivable outstanding more than 90 days, the Company evaluates and assesses whether the loss reserve percentage requires adjustment for reasonable and supportable forecast of relevant economic factors.   As of December 31, 2020, the Company’s estimated credit losses on accounts receivable was immaterial.

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

Intangible Assets

Intangible assets consist of internal use software development costs, purchased software, channel relationships, customer relationships, certain key personnel non-compete agreements, and trade names. The Company is amortizing software development costs and purchased software on the straight‑line method over a three-year estimated useful life, a ten-year estimated useful life for channel and customer relationships, and an estimated useful life for non-compete agreements equal to the term of the agreement. Trade names are determined to have an indefinite useful life. The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. No indicators of impairment were identified in the periods ending December 31, 2020 and 2019.

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

The Company determined that no impairment of goodwill existed as of the last testing date, December 31, 2020. Future impairment reviews may require write‑downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write‑downs occur.

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

The Company’s performance obligation in its contracts with customers is the promise to stand-ready to provide front-end authorization and back-end settlement payment processing services ("processing services") for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related processing services. Accordingly, the total transaction price is variable. These services are stand-ready obligations, as the timing and quantity of transactions to be processed is not determinable. Under a stand-ready obligation, the Company’s performance obligation is satisfied over time throughout the contract term rather than at a point in time. Because the service of standing ready to perform processing services is substantially the same each day and has the same pattern of transfer to the customer, the Company has determined that its stand-ready performance obligation comprises a series of distinct days of service. Discount fees and other fixed per transaction fees are recognized each day using a time-elapsed output method based on the volume or transaction count at the time the merchants’ transactions are processed.

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

The Company follows the requirements of Topic 606-10-55-36 through -40, Revenue from Contracts with Customers, Principal Agent Considerations, in determining the gross versus net revenue recognition for each performance obligation in the contract with a customer. Revenue recorded with by the Company in the capacity as a principal is reported at on a gross basis equal to the full amount of consideration to which the Company expects in exchange for the good or service transferred. Revenue recorded with the Company acting in the capacity of an agent is reported on a net basis, exclusive of any consideration provided to the principal party in the transaction.

The principal versus agent evaluation is matter of judgment that depends on the facts and circumstances of the arrangement and is dependent on whether the Company controls the good or service before it is transferred to the customer or whether the Company is acting as an agent of a third party. This evaluation is performed separately for each performance obligation identified.

Interchange and network fees

Within its contracts with customers, the Company incurs interchange and network pass-through charges from the third-party card issuers and payment networks, respectively, related to the provision of payment authorization and routing services. The Company has determined that it is acting as an agent with respect to these payment authorization and routing services, based the fact that the Company has no discretion over which card-issuing bank or payment network will be used to process a transaction and is unable to direct the activity of the merchant to another card-issuing bank or payment network. As such, the Company views the card-issuing bank and the payment network as the principal for these performance obligations, as these parties are primarily responsible for fulfilling these promises to the merchant. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the years ended December 31, 2020 and 2019, in connection with the adoption of ASC 606.

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

Transaction Costs

The Company expenses all transactions costs as incurred and are included in selling, general, and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2020, the Company incurred $9.9 million transaction costs. For the period from July 11, 2019 to December 31, 2019 the Successor incurred $4.5 million of transaction costs for closed and pending transactions. The Predecessor incurred transaction costs of $34.9 million and $4.0 million for the period from January 1, 2019 to July 10, 2019 and the year ended December 31, 2018, respectively.

Equity Units Awarded

The Repay Holdings Corporation 2019 Omnibus Incentive Plan (the “Incentive Plan”) provides for the grant of various equity-based incentive awards to employees, directors, consultants and advisors to the Company. The types of equity-based awards that may be granted under the Incentive Plan include: stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards. As of December 31, 2020, there were 7,326,728 shares of Class A common stock reserved for issuance under the Incentive Plan.

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

The fair value of the RSAs and RSUs granted under the Incentive Plan and the profit interests granted under the profit unit plan of the Predecessor is estimated on the grant date using the Black‑Scholes option valuation model. The Black‑Scholes option valuation model incorporates assumptions as to dividend yield, expected volatility, an appropriate risk‑free interest rate, and the expected life of the option. Forfeitures are accounted for as they occur.

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

The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash and processing assets and liabilities approximated their fair values as of December 31, 2020 and 2019, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of December 31, 2020 and 2019, because interest rates on these instruments approximate market interest rates.

Leases

The Company adopted ASC Topic 842, Leases, using a modified retrospective transition approach as of January 1, 2020. The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company also elected the practical expedient to use hindsight for leases existing as of January 1, 2020.

The Company evaluates each of its lease and service arrangements at inception to determine if the arrangement is, or contains, a lease and the appropriate classification of each identified lease. A lease exists if the Company obtains substantially all of the economic benefits of, and has the right to control the use of, an asset for a period of time. The Company has operating leases for real estate. Operating leases with an original lease term in excess of twelve months are included in Other assets and Other liabilities in the Consolidated Balance Sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate to calculate the present value of lease payments. Lease terms consider options to extend or terminate based on the determination of whether such renewal or termination options are deemed reasonably certain. Lease agreements that contain non-lease components are generally accounted for as a single lease component.

Operating lease costs are recorded in Selling, general and administrative in the consolidated statements of operations based on the underlying asset. Variable costs, such as maintenance expenses, property and sales taxes, association dues and index-based rate increases, are expensed as they are incurred. Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expenses in Selling, general and administrative in the consolidated statements of operations.

The Company has elected not to recognize ROU assets and lease liabilities for short-term leases of all applicable class of underlying assets that have a lease term of twelve months or less. The Company recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term. Variable lease payments associated with these leases are recognized and presented in the same manner as for all other Company leases.

ROU assets for operating leases are periodically reduced by impairment losses. As of December 31, 2020, the Company has not encountered any impairment losses. The Company monitors for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in gain or loss in the consolidated statements of operations.

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

Noncontrolling interest

As of December 31, 2020, the Company held an 89.8% interest in Hawk Parent. The noncontrolling interest, for the year ended December 31, 2020, in the net loss of subsidiaries was $11.8 million. As of July 11, 2019, the Company held a

55.9% interest in Hawk Parent. The noncontrolling interest, for the period from July 11, 2019 to December 31, 2019, in the net loss of subsidiaries was $15.3 million.

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

Emerging Growth Company

Prior to December 31, 2020, the Company was an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act, (JOBS Act), and elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies until the Company is no longer an EGC, including using the extended transition period for complying with new or revised accounting standards. As of December 31, 2020, the Company has become a large accelerated filer under the rules of the SEC and is no longer classified as an EGC.

Recently Adopted Accounting Pronouncements

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

The effective date of this ASU for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

As a result of the Company ceasing to be an EGC as of December 31, 2020, the Company adopted ASU 2016-02 and subsequent related ASUs, using a modified retrospective transition approach as of January 1, 2020, which resulted in the recognition of $10.1 million and $10.4 million in ROU assets and associated lease liabilities, respectively, arising from operating leases in which the Company is the lessee, on the Company’s consolidated balance sheets. The amount of the ROU assets and associated lease liabilities recorded upon adoption was based primarily on the present value of unpaid future minimum lease payments, the amount of which was based on the population of leases in effect as of January 1, 2020. The adoption did not have a significant impact on the Company’s consolidated statements of operations or consolidated statements of cash flows. For additional information and required disclosures elated to ASC 842, see Note 12. Commitments and Contingencies.

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

As a result of the Company ceasing to be an EGC as of December 31, 2020, the Company adopted ASU 2016-13 as of January 1, 2020. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements not yet Adopted

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

3. Revenue

Disaggregation of revenue

The table below presents a disaggregation of revenue by direct and indirect relationships.

	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019
	(Successor)		(Predecessor)
Revenue
Direct relationships	$152,247,190	$56,370,030	$45,693,961
Indirect relationships	2,788,753	1,190,440	1,348,956
Total Revenue	$155,035,943	$57,560,470	$47,042,917

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

4. Earnings per share

During the year ended December 31, 2020 and the period from July 11, 2019 to December 31, 2019, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all Post-Merger Repay Units, unvested restricted share awards and all warrants would have been anti-dilutive.

The following table summarizes net loss attributable to the Company and the weighted average basic and basic and diluted shares outstanding:

	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019
Loss before income tax expense	$(58,897,056)	$(36,551,665)
Less: Net loss attributable to non-controlling interests	(11,769,683)	(15,271,043)
Income tax benefit	12,358,025	4,990,989
Net loss attributable to the Company	$(34,769,348)	$(16,289,633)

Weighted average shares of Class A common stock outstanding - basic and diluted	52,180,911	35,731,220

Loss per share of Class A common stock outstanding - basic and diluted	$(0.67)	$(0.46)

For the Successor periods, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:
Post-Merger Repay Units exchangeable for Class A common stock	8,334,160	21,985,297
Earnout Post-Merger Repay Units exchangeable for Class A common stock	—	7,500,000
Dilutive warrants exercisable for Class A common stock	—	1,816,890
Unvested restricted share awards of Class A common stock	2,209,551	1,731,560
Share equivalents excluded from earnings (loss) per share	10,543,711	33,033,747

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

5. Business combinations

Hawk Parent Holdings LLC

Thunder Bridge and Hawk Parent entered into the Merger Agreement effective as of January 21, 2019 and announced consummation of the transactions contemplated by the Merger Agreement on July 11, 2019. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the closing of the Business Combination, (a) Thunder Bridge effected the domestication to become a Delaware corporation and (b) a wholly-owned subsidiary of Thunder Bridge merged with and into Hawk Parent, with Hawk Parent continuing as the surviving entity and becoming a subsidiary of the Company (with Thunder Bridge receiving membership interests in Hawk Parent as the surviving entity and becoming the managing member of the surviving entity). At the effective time of the Business Combination, Thunder Bridge changed its corporate name to “Repay Holdings Corporation” and all outstanding securities of Hawk Parent converted into the right to receive the consideration specified in the Merger Agreement.

Each member of Hawk Parent received in exchange for their limited liability interests (i) one share of Class V common stock of the Company and (ii) a pro rata share of (A) non-voting limited liability units of Hawk Parent as the surviving entity, referred to as Post-Merger Repay Units, (B) certain cash consideration, and (C) the contingent right to receive certain additional Post-Merger Repay Units issued as an earn-out under the Merger Agreement after the closing of the Business Combination (“Earnout Units”). Shares of Class A common stock of the Company will provide the holder with voting and economic rights with respect to the Company as a holder of common stock. Each share of Class V common stock of the Company entitles the holder to vote as a stockholder of the Company, with the number of votes equal to the number of Post-Merger Repay Units held by the holder but provides no economic rights to the holder. At any time after the six month anniversary of the closing of the Business Combination, pursuant to the terms of the Exchange Agreement, each holder of a Post-Merger Repay Unit will be entitled to exchange such unit for one share of Class A common stock of the Company.

The amount of cash consideration paid to selling Hawk Parent members at the closing of the Business Combination was equal to the following: (i) the total cash and cash equivalents of Thunder Bridge (including funds in its trust account after the redemption of its public stockholders and the proceeds of any debt or equity financing), minus (ii) the amount of Thunder Bridge’s unpaid expenses and obligations, plus (iii) the cash and cash equivalents of Hawk Parent as of immediately prior to the effective time of the Business Combination (excluding restricted cash), minus (iv) the amount of unpaid transaction expenses of Hawk Parent as of the closing of the Business Combination, minus (v) the amount of the indebtedness and other debt-like items of Hawk Parent and its subsidiaries as of the closing of the Business Combination, minus (vi) the amount of change of control and similar payments payable to employees of Hawk Parent in connection with the Business Combination, minus (vii) an amount of cash reserves equal to $10,000,000, minus (viii) a cash escrow of $150,000, minus (ix) an amount equal to $2,000,000 to be held by a representative of the selling Hawk Parent members, minus (x) the cash payment required in connection with the Warrant Amendment, minus (xi) an amount required to be deposited on the balance sheet of Hawk Parent in connection with the Business Combination.

Pursuant to a Tax Receivable Agreement (“Tax Receivable Agreement” or “TRA”) between the Company and the selling Hawk Parent members, the Company will pay to exchanging holders of Post-Merger Repay Units 100% of the tax savings that the Company realizes as a result of increases in tax basis in the Company’s assets as a result of the exchange of the Post-Merger Repay Units for shares of Class A common stock pursuant to the Exchange Agreement between the Company and the Class A unit holders of Hawk Parent Holdings LLC, excluding the Company, dated as of July 11, 2019, and certain other tax attributes of Repay and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

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
(2)

Reflects the fair value of Earnout Units, the contingent consideration paid to the selling members of Hawk Parent, pursuant to the Merger Agreement. The Company reflected this as noncontrolling interests on its balance sheet. The Repay Unitholders received 7,500,000 Earnout Units based on the stock price of the Company.

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

TriSource Solutions, LLC

On August 13, 2019, the Company acquired all of the ownership interests of TriSource. Under the terms of the securities purchase agreement, between Repay Holdings, LLC and the direct and indirect owners of TriSource, as of August 13, 2019, the aggregate consideration paid at closing by Repay was approximately $60.2 million in cash. In addition to the closing consideration, the TriSource purchase agreement contains a performance based earnout based on future results of the acquired business, which could result in an additional payment to the former owners of TriSource of up to $5.0 million. The TriSource acquisition was financed with a combination of cash on hand and committed borrowing capacity under the Company’s existing credit facility. The TriSource purchase agreement contains customary representations, warranties and covenants by the Company and the former owners of TriSource, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the purchase consideration paid to the selling members of TriSource:

Cash Consideration	$60,235,090
Contingent consideration (1)	2,250,000
Total purchase price	$62,485,090

(1)

Reflects the fair value of TriSource earnout payment, the contingent consideration to be paid to the selling members of TriSource, pursuant to the TriSource purchase agreement. The selling members of TriSource had the contingent earnout right to receive a payment of up to $5.0 million dependent upon the Gross Profit, as defined in the TriSource purchase agreement, for the period commencing on July 1, 2019 and ending on June 30, 2020.

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

   From August 14, 2019 to December 31, 2019, TriSource contributed $9.2 million to revenue and $1.1 million in net income to the Company’s consolidated statement of operations.

APS Payments

On October 14, 2019, the Company acquired substantially all of the assets of APS for $30.0 million in cash. In addition to the $30.0 million cash consideration, the APS selling equity holders may be entitled to a total of $30.0 million in three separate cash earnout payments, dependent on the achievement of certain growth targets.

The following summarizes the purchase consideration paid to the selling members of APS:

Cash consideration	$30,465,454
Contingent consideration (1)	18,580,549
Total purchase price	$49,046,003

(1)

Reflects the fair value of APS earnout payment, the contingent consideration to be paid to the selling members of APS, pursuant to the APS purchase agreement. On April 6, 2020, the Company paid the first APS earnout payment of $14.3 million. As of December 31, 2020, the remaining APS earnout was adjusted to $0, net of the first payment, which resulted in a $4.3 million adjustment included in the change in fair value of contingent consideration in the consolidated statements of operations for the year ended December 31, 2020.

The Company recorded an allocation of the purchase price to APS’ tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the October 11, 2019 closing date. The final purchase price allocation is as follows:

Cash and cash equivalents	$ —
Accounts receivable	1,963,177
Prepaid expenses and other current assets	67,158
Total current assets	2,030,335
Property, plant and equipment, net	159,553
Restricted cash	549,978
Identifiable intangible assets	21,500,000
Total identifiable assets acquired	24,239,866
Accounts payable	(1,101,706)
Accrued expenses	(19,018)
Net identifiable assets acquired	23,119,142
Goodwill	25,926,861
Total purchase price	$49,046,003

The values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.5	5
Trade names	0.5	Indefinite
Merchant relationships	20.5	9
	21.5

Goodwill, $25.9 million, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of APS Payments.

  From October 15, 2019 to December 31, 2019, APS Payments contributed $3.2 million to revenue and $0.8 million in net income to the Company’s consolidated statements of operations.

Ventanex

On February 10, 2020, the Company acquired all of the ownership interests of CDT Technologies, LTD d/b/a Ventanex (“Ventanex”). Under the terms of the securities purchase agreement between Repay Holdings, LLC and the direct and indirect owners of CDT Technologies, LTD. (“Ventanex Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $36.0 million in cash. In addition to the closing consideration, the Ventanex Purchase Agreement contains a performance-based earnout (the “Ventanex Earnout Payment”), which was based on future results of the acquired business and could result in an additional payment to the former owners of Ventanex of up to $14.0 million. The Ventanex acquisition was financed with a combination of cash on hand and committed borrowing capacity under the Company’s existing credit facility. The Ventanex Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owners of Ventanex, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the purchase consideration paid to the selling members of Ventanex:

Cash consideration	$35,939,129
Contingent consideration (1)	4,800,000
Total purchase price	$40,739,129
(1)

Reflects the fair value of the Ventanex Earnout Payment, the contingent consideration to be paid to the selling members of Ventanex, pursuant to the Ventanex Purchase Agreement as of February 10, 2020. The selling partners of Ventanex will have the contingent earnout right to receive a payment of up to $14.0 million dependent upon the Gross Profit, as defined in the Ventanex Purchase Agreement, for the years ended December 31, 2020 and 2021. As of December 31, 2020, the remaining Ventanex Earnout was $4.8 million.

The Company recorded an allocation of the purchase price to Ventanex’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the February 10, 2020 closing date. The purchase price allocation is as follows:

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

From February 11, 2020 to December 31, 2020, Ventanex contributed $11.1 million to revenue and $1.3 million in net income to the Company’s consolidated statement of operations.

cPayPlus

On July 23, 2020, the Company acquired all of the ownership interests of cPayPlus. Under the terms of the securities purchase agreement between Repay Holdings, LLC and the direct and indirect owners of cPayPlus (“cPayPlus Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $8.0 million in cash. In addition to the closing consideration, the cPayPlus Purchase Agreement contains a performance-based earnout (the “cPayPlus Earnout Payment”), which was based on future results of the acquired business and could result in an additional payment to the former owners of cPayPlus of up to $8.0 million. The cPayPlus acquisition was financed with cash on hand. The cPayPlus Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owners of cPayPlus, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the selling members of cPayPlus:

Cash consideration	$7,956,963
Contingent consideration (1)	6,500,000
Total purchase price	$14,456,963
(1)

Reflects the fair value of the cPayPlus Earnout Payment, the contingent consideration to be paid to the selling members of cPayPlus, pursuant to the cPayPlus Purchase Agreement as of July 23, 2020. The selling partners of cPayPlus will have the contingent earnout right to receive a payment of up to $8.0 million dependent upon the Gross Profit, as defined in the cPayPlus Purchase Agreement, in the third quarter of 2021.

The Company recorded a preliminary allocation of the purchase price to cPayPlus’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the July 23, 2020 closing date. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$262,331
Accounts receivable	164,789
Prepaid expenses and other current assets	37,660
Total current assets	464,780
Property, plant and equipment, net	20,976
Identifiable intangible assets	7,720,000
Total identifiable assets acquired	8,205,756
Accounts payable	(99,046)
Accrued expenses	(363,393)
Net identifiable assets acquired	7,743,317
Goodwill	6,713,646
Total purchase price	$14,456,963

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.1	5
Trade names	0.1	Indefinite
Developed technology	6.7	3
Merchant relationships	0.8	10
	$7.7

Goodwill of $6.7 million, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of cPayPlus.

From July 24, 2020 to December 31, 2020, cPayPlus contributed $1.0 million to revenue and ($1.1) million in net income to the Company’s consolidated statements of operations.

CPS

On November 2, 2020, the Company acquired all of the ownership interests of CPS. Under the terms of the securities purchase agreement between Repay Holdings, LLC and the direct and indirect owners of CPS. (“CPS Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $78.0 million in cash. In addition to the closing consideration, the CPS Purchase Agreement contains a performance-based earnout (the “CPS Earnout Payment”), which was based on future results of the acquired business and could result in an additional payment to the former owners of CPS of up to $15.0 million in two separate earnouts. The CPS acquisition was financed with cash on hand. The CPS Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owners of CPS, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the selling members of CPS:

Cash consideration	$83,886,556
Contingent consideration (1)	4,500,000
Total purchase price	$88,386,556
(1)

Reflects the fair value of the CPS Earnout Payment, the contingent consideration to be paid to the selling members of CPS, pursuant to the CPS Purchase Agreement as of November 2, 2020. The selling partners of CPS will have the contingent earnout right to receive a payment of up to $15.0 million in two separate earnouts, dependent upon the Gross Profit, as defined in the CPS Purchase Agreement.

The Company recorded a preliminary allocation of the purchase price to CPS’ and MPI’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the November 2, 2020 closing date. The preliminary purchase price allocation is as follows:

	CPS	MPI
Cash and cash equivalents	$1,667,066	$2,097,921
Accounts receivable	2,810,158	5,556,958
Prepaid expenses and other current assets	2,615,615	934,751
Total current assets	7,092,839	8,589,630
Property, plant and equipment, net	19,391	2,995
Restricted cash	407	35,318
Identifiable intangible assets	30,830,000	7,110,000
Total identifiable assets acquired	37,942,637	15,737,943
Accounts payable	(2,004,371)	(4,495,599)
Accrued expenses	(2,143,680)	—
Net identifiable assets acquired	33,794,586	11,242,344
Goodwill	40,747,939	2,601,687
Total purchase price	$74,542,525	$13,844,031

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value
	(in millions)		Useful life
Identifiable intangible assets	CPS	MPI	(in years)
Non-compete agreements	$0.1	$0.1	4
Trade names	0.5	0.1	Indefinite
Developed technology	7.2	0.7	3
Merchant relationships	23.0	6.3	10
	$30.8	$7.2

Goodwill of $43.3 million, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of CPS.

From November 3, 2020 to December 31, 2020, CPS has contributed $2.3 million to revenue and $0.0 million in net income to the Company’s consolidated statements of operations.

The Company incurred transaction expenses of $4.2 million for the year ended December 31, 2020, related to the APS, Ventanex, cPayPlus, and CPS acquisitions. The Company incurred transaction expenses of $3.9 million from July 11, 2019 to December 31, 2019, related to the Business Combination, TriSource, and APS acquisitions. The Predecessor incurred $34.7 million of transaction expenses from January 1 to July 10, 2019. Thunder Bridge incurred $16.2 million of transaction expenses, not reported in the Predecessor consolidated statements of operations, directly related to the Business Combination for the period from January 1, 2019 to July 10, 2019.

Pro Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis give effect to the Business Combination as well as the TriSource, APS, Ventanex, cPayPlus, and CPS acquisitions as if the transactions had occurred on January 1, 2018. The unaudited pro forma information reflects adjustments for the issuance of the Company’s common stock, debt incurred in connection with the transactions, the impact of the fair value of intangible assets acquired and related amortization and other adjustments the Company believes are reasonable for the pro forma presentation. In addition, the pro forma earnings exclude acquisition-related costs.

	Pro Forma Year Ended December 31, 2020	Pro Forma Year Ended December 31, 2019
Revenue	$170,722,730	$150,678,474
Net loss	(44,667,758)	(44,792,790)
Net loss attributable to non-controlling interests	(11,220,007)	(19,690,407)
Net loss attributable to the Company	(33,447,751)	(25,102,383)

Loss per Class A share - basic and diluted	$(0.64)	$(0.69)

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

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$91,129,888	$ —	$ —	$91,129,888
Restricted cash	15,374,846	—	—	15,374,846
Total assets	$106,504,734	$ —	$ —	$106,504,734
Liabilities:
Contingent consideration	$ —	$ —	$15,800,000	$15,800,000
Borrowings	—	256,713,396	—	256,713,396
Tax receivable agreement	—	—	229,228,105	229,228,105
Interest rate swap	—	9,312,332	—	9,312,332
Total liabilities	$ —	$266,025,728	$245,028,105	$511,053,833

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$24,617,996	$ —	$ —	$24,617,996
Restricted cash	13,283,121	—	—	13,283,121
Interest rate swap	—	555,449	—	555,449
Total assets	$37,901,117	$555,449	$ —	$38,456,566
Liabilities:
Contingent consideration	$ —	$ —	$14,250,000	$14,250,000
Borrowings	—	213,908,388	—	213,908,388
Tax receivable agreement	—	—	67,176,226	67,176,226
Total liabilities	$ —	$213,908,388	$81,426,226	$295,334,614

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

The Company used a discount rate to determine the present value, based on a risk-free rate adjusted for a credit spread, of the contingent consideration in the simulation approach. A range of 6.6% to 7.0% and weighted average of 6.8% was applied to the simulated contingent consideration payments, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date.

The following table provides a rollforward of the contingent consideration related to previous business acquisitions. Refer to Note 5 for more details.

	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019
	(Successor)		(Predecessor)
Balance at beginning of period	$14,250,000	$ —	$1,816,988
Measurement period adjustment	6,580,549	—	—
Purchases	15,800,000	14,250,000	—
Payments	(18,320,549)	—	(1,816,988)
Accretion expense	—	—	—
Valuation adjustment	(2,510,000)	—	—
Balance at end of period	$15,800,000	$14,250,000	$ —

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

Tax Receivable Agreement

Upon the completion of the Business Combination, the Company entered into the TRA with holders of Post-Merger Repay Units. As a result of the TRA, the Company established a liability in its consolidated financial statements. The TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Post-Merger Repay Unit holders. These inputs are not observable in the market; thus, the TRA is classified within Level 3 of the fair value hierarchy, under ASC 820. The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805.

The Company used a discount rate, also referred to as the early termination rate, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 1.34% was applied to the forecasted TRA payments as of December 31, 2020, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance increased as a result of exchanges of Post-Merger Repay Units for Class A common stock pursuant to the Exchange Agreement. In addition, the TRA balance increased $12.4 million through accretion expense and a valuation adjustment, related to a decrease in the discount rate, which was 3.00%, as of December 31, 2019.

The following table provides a rollforward of the TRA related to the Business Combination and subsequent acquisition of Post-Merger Repay Units held by Corsair, pursuant to the Unit Purchase Agreements. See Note 15 for further discussion on the TRA.

	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019
	(Successor)		(Predecessor)
Balance at beginning of period	$67,176,226	$ —	$ —
Purchases	149,612,393	67,176,226	—
Payments	—	—	—
Accretion expense	2,955,148	—	—
Valuation adjustment	9,484,338	—	—
Balance at end of period	$229,228,105	$67,176,226	$ —

Interest rate swap

In October 2019, the Company entered into a $140.0 million notional, fifty-seven month interest rate swap agreement, and in February 2020, the Company entered into a $30.0 million notional, sixty month interest rate swap agreement, then a revised notional amount of $65.0 million beginning on September 30, 2020. These interest rate swap agreements are to hedge changes in its cash flows attributable to interest rate risk on a combined $205.0 million of Company’s variable-rate term loan to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense.

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

7. Property and equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2020	2019
Furniture, fixtures, and office equipment	$1,112,702	$944,105
Computers	1,733,672	859,426
Leasehold improvements	340,333	223,145
Total	3,186,707	2,026,676
Less: Accumulated depreciation and amortization	1,558,268	416,024
	$1,628,439	$1,610,652

Depreciation expense for property and equipment was $1.2 million and $0.4 million for the year ended December 31, 2020 and the period from July 11, 2019 to December 31, 2019, respectively. Depreciation expense was $0.2 million and $0.4 million for the Predecessor period from January 1, 2019 to July 10, 2019 and  the year ended December 31, 2018, respectively.

8. Intangible assets

The Company holds definite and indefinite-lived intangible assets. As of December 31, 2020, the indefinite-lived intangible assets consist of trade names of $22.2 million, and this balance consists of six trade names, arising from the acquisitions of Hawk Parent, TriSource, APS, Ventanex, cPayPlus, and CPS in the Successor period from July 11, 2019 to December 31, 2020. As of December 31, 2019, the indefinite-lived intangible assets consist of trade names, of $21.2 million. This balance consists of three trade names, arising from the acquisitions of Hawk Parent, TriSource and APS Payments in the Successor period from July 11, 2019 to December 31, 2019.

Definite-lived intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Customer relationships	$308,450,000	$39,920,578	$268,529,422	8.64
Channel relationships	12,550,000	191,936	12,358,064	9.65
Software costs	104,715,101	40,280,116	64,434,985	1.85
Non-compete agreements	4,270,000	2,595,333	1,674,667	1.52
Balance as of December 31, 2020	$429,985,101	$82,987,963	$346,997,138	6.94

Customer relationships	$256,000,000	$11,393,825	$244,606,175	9.48
Channel relationships	3,000,000	141,935	2,858,065	10
Software costs	72,290,752	11,080,696	61,210,056	3
Non-compete agreements	3,900,000	733,495	3,166,505	2
Balance as of December 31, 2019	$335,190,752	$23,349,951	$311,840,801	7.90

The Company’s amortization expense for intangible assets was $59.7 million and $23.3 million for the year ended December 31, 2020 and the period from July 11, 2019 to December 31, 2019, respectively. Amortization expense for intangible assets was $5.9 million and $10.0 million for the Predecessor period from January 1, 2019 to July 10, 2019 and the year ended December 31, 2018, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:
Year Ending December 31,	Estimated Future Amortization Expense
2021	$62,330,179
2022	55,242,518
2023	48,946,121
2024	30,146,318
2025	29,954,856
2026	32,242,778
Thereafter	88,134,367

9. Goodwill

The following table presents changes to goodwill for the years ended December 31, 2020 and 2019:
Total
Balance at December 31, 2018 (Predecessor)	$119,529,202
Acquisitions	—
Dispositions	—
Impairment Loss	—
Balance at July 10, 2019 (Predecessor)	$119,529,202

Balance at July 11, 2019 (Successor)	$339,911,400
Acquisitions	49,749,119
Dispositions	—
Impairment Loss	—
Balance at December 31, 2019 (Successor)	$389,660,519
Acquisitions	62,263,733
Dispositions	—
Impairment Loss	—
Measurement period adjustment	7,046,003
Balance at December 31, 2020	$458,970,255

10. Borrowings

Predecessor Credit Agreement

The Predecessor entered into a Revolving Credit and Term Loan Agreement (the “Predecessor Credit Agreement”), with SunTrust Bank and the other lenders party thereto on September 28, 2017, and amended December 15, 2017, which included a revolving loan component, the term loan and a delayed draw term loan. The Predecessor Credit Agreement was collateralized by substantially all assets of the Predecessor, based on the Predecessor Credit Agreement’s collateral documents, and it included restrictive qualitative and quantitative covenants, as defined in the Predecessor Credit Agreement. The Predecessor was in compliance with its restrictive covenants under the Predecessor Credit Agreement as of December 31, 2018.

The Predecessor Credit Agreement provided for a maximum $10.0 million revolving loan at a variable interest rate. This facility was terminated upon the closing of the Business Combination and execution of the Successor Credit Agreement (defined below). At the closing of the Business Combination and December 31, 2018, the outstanding balance on the revolving loan was $3.5 million. This balance was settled upon the closing of the Business Combination. Interest expense on the line of credit totaled $0.1 million for the period from January 1, 2019 to July 10, 2019. Interest expense on the line of credit totaled $0.2 million for the year ended December 31, 2018.

Successor Credit Agreement

The Company entered into a Revolving Credit and Term Loan Agreement (the “Successor Credit Agreement”) on July 11, 2019, with Truist Bank (formerly SunTrust Bank) and the other lenders party thereto, which provided a revolving credit facility (the “Revolving Credit Facility”), a term loan A (the “Term Loan”), and a delayed draw term loan at a variable interest rate (3.65% as of December 31, 2020) (the “Delayed Draw Term Loan”). The Successor Credit Agreement provided for an aggregate revolving commitment of $20.0 million at a variable interest rate.

On February 10, 2020, as part of the financing for the acquisition of Ventanex, Repay entered into an agreement with Truist Bank and other members of its existing bank group to amend and upsize its previous credit agreement from $230.0 million to $346.0 million. The Successor

Credit Agreement was collateralized by substantially all of the Company’s assets, and included restrictive qualitative and quantitative covenants, as defined in the Successor Credit Agreement. The Company was in compliance with its restrictive covenants under the Successor Credit Agreement as of December 31, 2020.

The Successor Credit Agreement provided for a Term Loan of $256.0 million, a Delayed Draw Term Loan of $60.0 million, and a Revolving Credit Facility of $30.0 million. As of December 31, 2020, the Company had $14.4 million drawn against the Delayed Draw Term Loan and had $0.0 million drawn against the Revolving Credit Facility. The Company paid $231,168 in fees related to unused commitments for the year ended December 31, 2020. The Company’s interest expense on the line of credit totaled $62,008 and $0.1 million for the year ended December 31, 2020 and the period from July 11, 2019 to December 31, 2019, respectively.

As of December 31, 2020 and December 31, 2019, total borrowings under the Successor Credit Agreement consisted of the following, respectively:

	December 31, 2020	December 31, 2019
Non-current indebtedness:
Term Loan	$262,653,996	$208,937,500
Revolving Credit Facility	—	10,000,000
Total borrowings under credit facility (1)	262,653,996	218,937,500
Less: Current maturities of long-term debt (2)	6,760,650	5,500,000
Less: Long-term loan debt issuance cost (3)	5,940,600	5,494,795
Total non-current borrowings	$249,952,746	$207,942,705

(1)	The Term Loan, Delayed Draw Term Loan and Revolving Credit Facility bear interest, at variable rates, which were 3.65% and 5.26% as of December 31, 2020 and December 31, 2019, respectively
(2)

Pursuant to the terms of the Successor Credit Agreement, the Successor was required to make quarterly principal payments equal to 0.625% of the initial principal amount of the Term Loan and Delayed Draw Term Loan (collectively the “Term Loans”).

(3)

The Company incurred $1.4 million and $0.6 million of interest expense for the amortization of deferred debt issuance costs for the year ended December 31, 2020, and the period from July 11, 2020 to December 31, 2019, respectively. The Predecessor incurred $0.2 million for the period from January 1, 2019 to July 10, 2019.

Following is a summary of principal maturities of the Term Loans outstanding as of December 31, 2020 for each of the next five years ending December 31 and in the aggregate:

2021	6,760,650
2022	13,521,299
2023	19,831,949
2024	20,056,949
2025	202,483,149
2026	—
$262,653,996

The Company incurred interest expense on the Term Loans of $11.5 million and $5.3 million for the year ended December 31, 2020 and the period from July 11, 2019 to December 31, 2019, respectively. The Predecessor incurred interest expense of $2.8 million and $5.5 million and $4.4 million for the period from January 1, 2019 to July 10, 2019 and the year ended December 31, 2018, respectively.

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

In October 2019, the Company entered into a $140.0 million notional, five-year interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $140.0 million of its variable-rate term loan. This agreement involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount. This interest rate swap was designated for accounting purposes as a cash flow hedge. As such, changes in the interest rate swap’s fair value are deferred in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and are subsequently reclassified into interest expense in each period that a hedged interest payment is made on the Company’s variable-rate term loan. Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense was $1.4 million and ($0.1) million for the year ended December 31, 2020 and 2019, respectively.

On February 21, 2020, the Company entered into a swap transaction with Regions Bank. On a quarterly basis, commencing on March 31, 2020 up to and including the termination date of February 10, 2025, the Company will make fixed payments on a beginning notional amount of $30.0 million, then a revised notional amount of $65.0 million beginning on September 30, 2020. On a quarterly basis, commencing on February 21, 2020 up to and including the termination date of February 10, 2025, the counterparty will make floating rate payments based on the 3-month LIBOR on the beginning notional amount of $30.0 million, then a revised notional amount of $65.0 million beginning on September 30, 2020.

All interest rate swaps are considered an effective hedge, as of December 31, 2020. Changes in fair value are included in other comprehensive income (loss).

As of December 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	Notional Amount	Fixed Interest Rate	Termination Date
Interest rate swap	$140,000,000	1.598%	July 11, 2024
Interest rate swap	$65,000,000	1.331%	February 10, 2025

12. Commitments and contingencies

The Company has commitments under operating leases for real estate leased from third parties under non-cancelable operating leases. A ROU asset and lease liability is recorded on the consolidated balance sheet for all leases except those with an original lease term of twelve months or less. The Company’s leases typically have lease terms between three years and ten years, with the longest lease term having an expiration date in 2029. Most of these leases include one or more renewal options for six years or less, and certain leases also include lessee termination options. At lease commencement, the Company assesses whether it is reasonably certain to exercise a renewal option, or reasonably certain not to exercise a termination option, by considering various economic factors. Options that are reasonably certain of being exercised are factored into the determination of the lease term, and related payments are included in the calculation of the right-of-use asset and lease liability.

The components of lease cost are presented in the following table:

Year Ended December 31, 2020
Components of total lease costs:
Operating lease cost	$1,745,575
Short-term lease cost	—
Variable lease cost	48,150
Total lease cost	$1,793,725

As of December 31, 2020, amounts reported in the Consolidated Balance Sheets were as follows:

Operating Leases:
Right-of-use assets	$10,074,506
Lease liability, current	1,527,224
Lease liability, long-term	8,836,655
Total lease liabilities	$10,363,879

Weighted-average remaining lease term (in years)	6.2
Weighted-average discount rate (annual)	4.6%

Other information related to leases are as follows:

Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,504,352
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	11,430,120

The following table presents a maturity analysis of the Company’s operating leases liabilities as of December 31, 2020:

2021	$1,970,061
2022	1,903,329
2023	1,948,666
2024	1,847,041
2025	1,531,435
Thereafter	2,793,934
Total undiscounted lease payments	11,994,466
Less: Imputed interest	1,630,587
Total lease liabilities	$10,363,879

13. Related party transactions

Related party payables consisted of the following:

	December 31,	December 31,
	2020	2019
TriSource accrued earnout liability	$ —	$2,250,000
APS Payments accrued earnout liability	—	12,000,000
Ventanex accrued earnout liability	4,800,000	—
cPayPlus accrued earnout liability	6,500,000	—
CPS accrued earnout liability	4,500,000
Other payables to related parties	11,597	321,266
	$15,811,597	$14,571,266

The Predecessor paid management fees to Corsair, a related party having common ownership in the amount of $210,753 from January 1, 2019 to July 10, 2019. The Predecessor paid management fees of $0.4 million for the year ended December 31, 2018, which are included in selling, general, and administrative expenses in the consolidated statements of operations.

The Company incurred transaction costs on behalf of related parties of $3.1 million and $1.3 million for the year ended December 31, 2020 and the period from July 11, 2019 to December 31, 2019, respectively. These costs consist of retention bonuses and other compensation to employees, associated with the costs resulting from the integration of new businesses. The Predecessor incurred transaction costs on behalf of related parties of $6.8 million and $1.6 million for the period from January 1, 2019 to July 10, 2019 and the year ended December 31, 2018, respectively.

The Company held receivables from related parties of $0.1 million and $0.6 million as of December 31, 2020 and 2019 respectively. These amounts were due from employees, related to tax withholding on vesting of equity compensation. See Note 14. Share based compensation for more detail on these restricted share awards.

The Company owed $15.8 million and $14.3 million to related parties, in the form of contingent consideration payable to the sellers of TriSource, APS, Ventanex, cPayPlus, and CPS who were employees of REPAY, as of December 31, 2020 and 2019, respectively. Further, the Company owed employees $0.0 million and $0.3 million for amounts paid on behalf of the Company as of December 31, 2020 and 2019, respectively.

14. Share based compensation

Omnibus Incentive Plan

At the Shareholders Meeting, Thunder Bridge shareholders considered and approved the Incentive Plan which resulted in the reservation of 7,326,728 shares of common stock for issuance thereunder. The Incentive Plan became effective immediately upon the closing of the Business Combination.

Under this plan, the Company currently has three types of share-based compensation awards outstanding: restricted stock awards (RSAs), restricted stock units (RSUs) and performance stock units (PSUs). Activities for the year ended December 31, 2020 and the period from July 11, 2019 through December 31, 2019 were as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at July 11, 2019	—	$ —
Granted	3,275,229	12.07
Forfeited (1)	321,263	11.81
Vested	1,135,291	11.68
Unvested at December 31, 2019	1,818,675	12.39
Granted	1,389,063	18.40
Forfeited (1)(2)	80,794	13.40
Vested	603,513	12.10
Unvested at December 31, 2020	2,523,431	$15.71

(1)

Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations. The awards are not deemed outstanding; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

(2)

The forfeited shares include employee terminations for the year ended December 31, 2020; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

Unrecognized compensation expense related to unvested RSAs and RSUs was $23.7 million as of December 31, 2020, which is expected to be recognized as expense over the weighted-average period of 2.61 years. Unrecognized compensation expense related to unvested RSAs, RSUs and PSUs was $17.5 million as of December 31, 2019, which is expected to be recognized as expense over the weighted-average period of 2.26 years. The Company incurred $19.4 million and $22.0 million of share-based compensation expense for the year ended December 31, 2020 and the period from July 11, 2019 to December 31, 2019, respectively.

Original Equity Incentives

As a result of the change in ownership of Hawk Parent, 9,171 previously unvested profit interest units of the Predecessor with a weighted average grant date fair value of $180.87 were automatically vested, upon the closing of the Business Combination. A summary of the changes in non-vested units outstanding for the period from January 1, 2019 to July 10, 2019 is presented below:

	Units	Weighted average fair value per unit
Non-vested units at January 1, 2019	9,460	$182.83
Activity during the period:
Granted	—	—
Vested	(9,460)	(182.83)
Non-vested units at July 10, 2019	—	$ —

During the period from January 1, 2019 to July 10, 2019 and the year ended December 31, 2018, the Predecessor incurred $0.9 million and $0.8 million  of share-based compensation expense, respectively, included in selling, general and administrative costs in the consolidated statements of operations.

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

The components of income before income taxes are as follows:

	Year ended December 31, 2020	July 11, 2019 to December 31, 2019	January 1, 2019 to July 10, 2019	Year ended December 31, 2018
	(Successor)		(Predecessor)
Domestic	$(58,440,309)	$(36,281,944)	$(23,668,078)	$10,537,443
Foreign	(456,747)	(269,721)	(74,452)	—
Income (loss) before income tax expense	$(58,897,056)	$(36,551,665)	$(23,742,530)	$10,537,443

The Company recorded a provision for income tax as follows:

	Year ended December 31, 2020	July 11, 2019 to December 31, 2019	January 1, 2019 to July 10, 2019	Year ended December 31, 2018
	(Successor)		(Predecessor)
Current expense
Federal	$ —	$ —	$ —	$ —
State	—	—	—	—
Foreign	—	—	—	—
Total current expense (benefit)	$ —	$ —	$ —	$ —
Deferred expense
Federal	$(10,523,778)	$(4,343,013)	$ —	$ —
State	(1,708,969)	(575,152)	—	—
Foreign	(125,278)	(72,824)	—	—
Total deferred benefit	(12,358,025)	(4,990,989)	—	—
Income tax benefit	$(12,358,025)	$(4,990,989)	$ —	$ —

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows for the years indicated:

	Year ended December 31, 2020	July 11, 2019 to December 31, 2019	January 1, 2019 to July 10, 2019	Year ended December 31, 2018
	(Successor)		(Predecessor)
Federal income tax expense	21.0%	21.0%	0.0%	0.0%
State taxes, net of federal benefit	2.9%	1.6%	0.0%	0.0%
Income attributable to noncontrolling interest	(4.0%)	(8.6%)	0.0%	0.0%
Excess tax benefit related to share-based compensation	0.8%	0.5%	0.0%	0.0%
Other	0.3%	(0.8%)	0.0%	0.0%
Total deferred benefit	21.0%	13.7%	0.0%	0.0%

The Company’s effective tax rate was 21.0% and 13.7% for the year ended December 31, 2020 and the period from July 11, 2019 to December 31, 2019, respectively. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate of 24% was primarily influenced by the fact that the Company is not liable for the income taxes on the portion of Hawk Parent’s earnings that are attributable to noncontrolling interests. The results for the Predecessor do not reflect income tax expense because, prior to the closing of the Business Combination, the consolidated Hawk Parent was treated as a partnership for U.S. federal and most applicable state and local income tax purposes and was not subject to corporate tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Details of the Company's deferred tax assets and liabilities are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets
Tax Credits	$522,081	$52,314
Section 163(j) Limitation Carryover	250,095	719,773
Acquisition Costs	352,291	378,386
Federal Net Operating Losses	8,834,924	3,682,201
State Net Operating Losses	1,264,059	526,606
Foreign Net Operating Losses	202,517	74,444
Other Assets	2,997,426	10,320
Partnership basis tax differences	154,253,345	—
Total deferred tax asset	168,676,738	5,444,044
Valuation allowance	(33,339,509)	(5,799,118)
Total deferred tax asset, net of valuation allowance	135,337,229	(355,074)
Deferred tax liabilities
Partnership basis tax differences	—	(413,261)
Total deferred tax liabilities	—	(413,261)
Net deferred tax liabilities	$135,337,229	$(768,335)

As a result of the Follow-on Offerings, warrant exercises and Post-Merger Repay Unit exchanges during the year ended December 31, 2020, the Company recognized an additional deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) in the amount of $27.5 million, compared to $5.8 million as a result of the Merger during the year ended December 31, 2019, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions, a ceiling rule limitation arising under Internal Revenue Code (the “Code”) sec. 704(c). As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized as of December 31, 2020. As such, a 100% valuation allowance was recognized.

As of December 31, 2020, the Company has a tax effected federal net operating loss carryforward of approximately $8.8 million, state net operating loss carryforwards of approximately $1.3 million, and a tax effected foreign net operating loss carryforwards of approximately $0.2 million, which will be available to offset future income taxes. The federal and foreign net operating loss carryforwards have an indefinite life. The state net operating loss carryforwards will begin to expire between 2031 and 2035. Based on the weight of all positive and negative evidence, the Company expects that it its more likely than not going to utilize the net operating loss against earnings in future years.

On December 27, 2020, Congress passed, and President Trump signed into law, the Consolidated Appropriations Act, 2021 (the “Act”), which includes certain business tax provisions.  The Company does not expect the Act to have a material impact on the Company’s effective tax rate or income tax expense for the year ending December 31, 2021.

No uncertain tax positions existed as of December 31, 2020.

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

As of December 31, 2020, the Company had a liability of $229.2 million related to its projected obligations under the TRA, which is captioned as the tax receivable agreement liability in the Company’s consolidated balance sheet. The increase in the TRA liability for the year ended December 31, 2020, was primarily a result of the Unit Purchase Agreements entered into with CC Payment Holdings, L.L.C., an entity controlled by Corsair, pursuant to which the Company acquired 19,564,816 Post-Merger Repay Units held by Corsair. Additionally, other selling members of Hawk Parent exchanged 1,606,647 Post-Merger Repay Units during the year ended December 31, 2020. This resulted in an increase to the Company’s share of the tax basis in the net assets of Hawk Parent.

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

17. Subsequent events

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through March 1, 2021, which is the date the consolidated financial statements were available to be issued.

On January 19, 2021, the Company completed the previously announced underwritten public offering (the “Equity Offering”) of 6,244,500 shares of its Class A common stock at a public offering price of $24.00 per share. 814,500 shares of such Class A common stock were sold in the Equity Offering in connection with the full exercise of the underwriters’ option to purchase additional shares of Class A common stock pursuant to the underwriting agreement.

On January 19, 2021, the Company also completed the previously announced offering of $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement (the “Notes Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  $40.0 million in aggregate principal amount of such 2026 Notes were sold in the Notes Offering in connection with the full exercise of the initial purchasers’ option to purchase such additional 2026 Notes pursuant to the purchase agreement. The Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed.

On January 20, 2021, the Company used a portion of the proceeds from the Notes Offering to prepay in full the entire amount of the outstanding term loans under the Successor Credit Agreement.  The Company also terminated in full all outstanding delayed draw term loan commitments under the Successor Credit Agreement.

On February 3, 2021, the Company announced the closing of a new undrawn $125 million senior secured revolving credit facility through Truist Bank. The Amended Credit Agreement replaces the Company’s Successor Credit Agreement, which included an undrawn $30 million revolving credit facility.

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

During the year ended December 31, 2020, the Company identified inappropriate system access controls over the contract maintenance process.  These controls were not designed to prevent or detect unauthorized changes to contract information, which ultimately led the Company to conclude that this was a material weakness.  The Company remediated this control matter in the fourth quarter of 2020 through the implementation of additional detective, compensating controls over all entries to contract information, and we have tested these enhancements to our internal controls for operating effectiveness.  As of December 31, 2020, the aforementioned material weakness is considered to be remediated and did not lead to any adjustments to previously reported or current financial information.

Our management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts relating to the material weakness described above, during the quarter ended December 31, 2020, no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2020, an amendment to this Form 10-K or a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act relating to the Company’s annual meeting of stockholders to be held in 2021 (as applicable, the “Part III Filing”). Such information will be set forth in such Part III Filing and is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm	55

Consolidated Balance Sheets as of December 31, 2020 and 2019	59

Consolidated Statements of Operations for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	60

Consolidated Statements of Comprehensive Income for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	61

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	62

Consolidated Statements of Cash Flows for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	63

Notes to Consolidated Financial Statements	65
(2)	Financial Statement Schedules

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

2.5†

Asset Purchase Agreement, dated as October 11, 2019, by and among Mesa Acquirer LLC, Repay Holdings, LLC, American Payment Services of Coeur D’Alene, LLC, North American Payment Solutions LLC, North American Payment Solutions Inc., David Ford and Phillip Heath (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on October 15, 2019).

2.6†

Securities Purchase Agreement, dated as February 10, 2020, by and among Repay Holdings, LLC and the direct and indirect owners of CDT Technologies, LTD. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on February 10, 2020).

2.7†

Purchase Agreement, dated October 26, 2020, by and among Repay Holdings, LLC and CPS Holdings, LLC, CPS Media, LLC, DB & AS Enterprises, Inc., and James F. Hughes, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on October 27, 2020).

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
4.1

Indenture, dated as of January 19, 2021 between Repay Holdings Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on January 19, 2021).

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K (File No. 001-38531), filed with the SEC on March 16, 2020).
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

10.6

First Amendment to Registration Rights Agreement, dated July 11, 2019, by and among Thunder Bridge Acquisition Ltd. and Thunder Bridge Acquisition LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.7†

Amended and Restated Revolving Credit Agreement, dated February 3, 2021, by and among Repay Holdings Corporation, Hawk Parent Holdings LLC, Truist Bank, as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on February 5, 2021).

10.8+

Repay Holdings Corporation Omnibus Incentive Plan, effective as of July 11, 2019 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.9+

Amendment No. 1 to the Repay Holdings Corporation Omnibus Incentive Plan, effective as of September 20, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 (Registration No. 233879), filed with the SEC on September 20, 2019).

10.10+

Employment Agreement, dated January 21, 2019, between M  & A Ventures, LLC and John Morris (incorporated by reference to Exhibit 10.24 of the Company’s Form S-4 (Registration No.  333-229616), filed with the SEC on February 12, 2019).

10.11+

Employment Agreement, dated January 21, 2019, between M  & A Ventures, LLC and Shaler Alias (incorporated by reference to Exhibit 10.25 of the Company’s Form S-4 (Registration No.  333-229616), filed with the SEC on February 12, 2019).

10.12+

Employment Agreement, dated January 21, 2019, between M  & A Ventures, LLC and Timothy J. Murphy (incorporated by reference to Exhibit 10.26 of the Company’s Form S-4 (Registration No.  333-229616), filed with the SEC on February 12, 2019).

10.13+

Repay Holdings Corporation Form of Restricted Stock Award Agreement (Time Vested) (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.14+

Repay Holdings Corporation Form of Restricted Stock Unit Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on November 14, 2019).

10.15+

Repay Holdings Corporation Summary of Non-Employee Director Compensation, as of September 20, 2019 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on November 14, 2019).

10.16+

Repay Holdings Corporation Form of Restricted Stock Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531) filed with the SEC on March 17, 2020).

10.17+

Repay Holdings Corporation Form of Performance-Based Restricted Stock Units Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-38531) filed with the SEC on March 17, 2020).

10.18+

Form of Indemnification Agreement between the Company and the Indemnitee named therein (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K/A (File No. 001-38531) filed with the SEC on April 17, 2020).

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

101*

Interactive Data File

101.INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. 101.SCH XBRL Taxonomy Extension Schema Document 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document 101.DEF XBRL Taxonomy Extension Definition Linkbase Document 101.LAB XBRL Taxonomy Extension Label Linkbase Document 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

104*	Cover Page Interactive Data File (Included in Exhibits 101)

*	Filed herewith.

†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

+Indicates a management or compensatory plan.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Repay Holdings Corporation

March 1, 2021	By:	/s/ John Morris
John Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities as of March 1, 2021.

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