Form 10-K/A
period 2020-12-31
Repay Holdings Corp
filed 2021-04-23
CIK 1720592

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

As of April 14, 2021, there were 80,452,286 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 2,347,128 of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of Apri1 14, 2021, the holders of such outstanding shares of Class V common stock also hold 7,959,160 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 1”) amends the annual report on Form 10-K of Repay Holdings Corporation for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “2020 Form 10-K”). The primary purpose of Amendment No. 1 is to provide the information required by Items 10 through 14 of Part III of the 2020 Form 10-K.

This Amendment No. 1 speaks as of the original filing date of the 2020 Form 10-K (unless otherwise noted or as the context otherwise requires) and reflects only the changes to the cover page, and Items 10, 11, 12, 13 and 14 of Part III and in the exhibit index in Item 15 of Part IV. No other information included in the 2020 Form 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way. The 2020 Form 10-K continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the original filing other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the 2020 Form 10-K and the Company’s other SEC filings.

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

PART III

Item 10. Directors, Executive Officers and Corporate GOvernance

Directors and Executive Officers

The following table sets forth the names, ages and positions of our current executive officers and directors as of the date hereof.

Name	Age	Position
John Morris	52	Chief Executive Officer and Co-Founder, Director
Shaler Alias	41	President and Co-Founder, Director
Naomi Barnett	30	Executive Vice President, Human Resources
Tyler B. Dempsey	47	General Counsel
Michael F. Jackson	57	Chief Operating Officer
Jason Kirk	42	Chief Technology Officer
Jacob H. Moore	33	Executive Vice President, Corporate Development and Strategy
Timothy J. Murphy	39	Chief Financial Officer
Susan Perlmutter	57	Chief Resource Officer
Paul R. Garcia (1) (2)	68	Director
Maryann Goebel (1) (4)	70	Director
Robert H. Hartheimer (1)	63	Director
William Jacobs (2) (3)	79	Director
Peter J. Kight (3) (4)	65	Chairman
Jeremy Schein (2)	41	Director
Richard E. Thornburgh (3) (4)	68	Director
(1)Member of the audit committee (2)Member of the compensation committee (3)Member of the nominating and corporate governance committee (4)Member of the technology committee

John Morris has served as our Chief Executive Officer and a director since the Business Combination. He co-founded REPAY LLC and has served as its Chief Executive Officer since 2010. From its formation in September 2016 through the Business Combination, Mr. Morris served as a member of the board of directors of Hawk Parent. Mr. Morris has also been a member of the board of directors of Repay Holdings, LLC since its formation in September 2013. From 1997 to 2008, Mr. Morris served as President of Security Check Atlanta, a check processing and recovery solutions company, until its acquisition by Payliance, where he served as Executive Vice President of Sales and Marketing prior to commencing his role as Chief Executive Officer of REPAY LLC. From 1994 to 1997, Mr. Morris served in several corporate finance positions for Bass Hotels and Resorts, including Director of Corporate Finance. We believe that Mr. Morris is well-qualified to serve as a member of our board of directors (the “Board”) because of the experience that he brings as a co-founder as well as his over 20 years of experience in the payments industry.

Shaler Alias has served as our President and a director since the Business Combination. He co-founded REPAY LLC in 2006 and has served as its President since 2008. From its formation in September 2016 through the Business Combination, Mr. Alias served as a member of the board of directors of Hawk Parent. Mr. Alias has also been a member of the board of directors of Repay Holdings, LLC since its formation in September 2013. Mr. Alias served as Vice President of Sales of REPAY LLC from 2006 to 2008. Prior to 2006, Mr. Alias co-founded and served as Director of Sales and Marketing for Capital Recovery Solutions, a collection agency that served community banks and consumer finance lenders. We believe that Mr. Alias is well-qualified to serve as a member of our Board because of the experience that he brings as a co-founder as well as his knowledge of the payments industry.

Naomi Barnett has served as our Executive Vice President, Human Resources since March 2021. From January 2020 to March 2021, Ms. Barnett served as Vice President, Human Resources for REPAY LLC. Previously, Ms. Barnett served as Director, Human Resources of REPAY LLC from July 2018 to January 2020. Prior to joining REPAY LLC, Ms. Barnett was Director, Head of Human Resources, for Gold Star Mortgage Financial Group from October 2017 to July 2018. From June 2011 to September 2017, Ms. Barnett served in various human resources roles for Patriot National, Inc., including as Assistant Vice President, Human Resources, from May 2016 to September 2017.

Tyler B. Dempsey has served as our General Counsel since September 2019. Prior to joining us, Mr. Dempsey provided legal counsel and support to REPAY LLC for more than nine years as outside counsel at Troutman Sanders LLP (now Troutman Pepper Hamilton Sanders LLP), where he served as a Partner since 2008. Prior to joining Troutman Sanders, Mr. Dempsey was an attorney at King & Spalding LLP.

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

Paul R. Garcia has served as a director since the Business Combination. Mr. Garcia served as Chairman and CEO of Global Payments Inc. (NYSE:GPN), a leading provider of credit card processing, check authorization and other electronic payment processing services, from June 1999 to May 2014. Mr. Garcia has served as a director of Truist Financial Corp. (NYSE: TFC), a bank holding company, since December 2019 (as well as a director of SunTrust Banks, Inc. (NYSE: STI) from August 2014 through December 2019) and as director The Deluxe Corporation (NYSE: DLX) since August 2020. Mr. Garcia also serves as a director of Payment Alliance International. He previously served on the board of directors of The Dun & Bradstreet Corporation (from May 2012 until February 2019), West Corporation (from March 2013 until October 2017) and Global Payments Inc. (from February 2001 until May 2014). We believe that Mr. Garcia is well-qualified to serve as a member of our Board due to his extensive experience in the payment services industry.

Maryann Goebel has served as a director since the Business Combination. Ms. Goebel has been an IT management consultant, providing assessments and recommendations regarding IT management and coaching to chief information officers, since July 2012. Ms. Goebel has served as a director of Seacoast Banking Corporation of Florida (“Seacoast”) (NASDAQ: SBCF), a bank holding company, since February 2014. She is also a member of Seacoast’s audit committee and enterprise risk management committee and chairs its compensation and governance committee. From June 2009 to July 2012, Ms. Goebel served as Executive Vice President and Chief Information Officer of Fiserv, Inc. (“Fiserv”) (NASDAQ: FISV), where she was responsible for all internal Fiserv IT systems, as well as IT infrastructure, operations, engineering and middleware services for clients who chose to outsource their processing to Fiserv. Ms. Goebel currently serves on the Arts and Sciences Advisory Board of Worcester Polytechnic Institute. In 2017, Ms. Goebel was awarded the CERT Certificate in Cybersecurity Oversight by the NACD. We believe that Ms. Goebel is well-qualified to serve as a member of our Board due to her extensive experience in the information technology industry.

Robert H. Hartheimer has served as a director since June 2018 (including service as a director of Thunder Bridge through the Business Combination). In December 2019, Mr. Hartheimer became an Organizer and Director Nominee of Monzo US, a subsidiary of a U.K. challenger bank and applicant for a National Bank Charter. Mr. Hartheimer has served as a director of Thunder Bridge Acquisition II, Ltd. (“Thunder Bridge II”) (NASDAQ: THBR) and Thunder Bridge Capital Partners III Inc. (“Thunder Bridge III”) (NASDAQ: THCPU), both special purpose acquisition companies, since August 2019 and February 2021, respectively. Mr. Hartheimer also serves as the Chairman of the audit committees of Thunder Bridge II and Thunder Bridge III. Mr. Hartheimer has also been an independent director of CardWorks, a privately held consumer lender and credit card servicer since 2017. Mr. Hartheimer is the Founder and Managing Member of Hartheimer LLC, which provides senior-level consulting services to banks, investment firms and financial services companies on financial, regulatory, strategic and governance matters, since 2008. From 2015 to 2020, Mr. Hartheimer was Co-Founder and Chief Regulatory Officer of CreditStacks (dba Jasper), a fin-tech credit card originator. From 2002 to 2008, Mr. Hartheimer was a Managing Director at Promontory Financial Group, a regulatory consulting firm. In 1991, Mr. Hartheimer joined the Federal Deposit Insurance Corporation, where he and a small team created the Division of Resolutions to analyze and sell failed banks. He went on to serve as the Director of that division. Mr. Hartheimer’s other past positions include senior roles at investment banks, including Merrill Lynch, Smith Barney and Friedman Billings Ramsey. Mr. Hartheimer previously served on five boards of directors: Lending Club Asset Management, an investment management subsidiary of a fin-tech lending firm, (NYSE: LC) from 2016 to 2019, Higher One Holdings, a financial technology company, (NYSE: ONE), where he served as Chairman of the risk committee, from 2012 to 2016, Sterling Financial Corporation and Sterling Bank, a regional bank (NASDAQ: STSA), where he served as Chairman of the risk committee, from 2010 to 2014, the three E*Trade Banks, subsidiaries of an online broker (NASDAQ: ETFC), where he served as Chairman of the audit committee for such bank subsidiaries for part of this tenure from 2005 to 2008, and Merrick Bank, a credit card bank, where he served as Chairman of its audit committee, from 1997 to 2003. We believe that Mr. Hartheimer is well-qualified to serve on our Board because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

William Jacobs has served as a director since the Business Combination. From its formation in September 2016 through the Business Combination, Mr. Jacobs served as a member of the board of directors of Hawk Parent. Mr. Jacobs has served as a director of Global Payments Inc. (NYSE: GPN) (“Global Payments”), a payment processing services company, since 2001, and as Chairman of Green Dot Corporation (NYSE: GDOT) (“Green Dot”), a financial services technology company, since June 2016 (and he has served as a director of Green Dot since April 2016). In addition, he currently serves as a member of Global Payments’ governance and nominating committee and compensation committee, served as Lead Independent Director of Global Payments from 2003 to May 2014, served as Chairman of the board of directors of Global Payments from June 2014 to September 2019, and has served as one of its business advisors since August 2002, and previously served on its audit committee and as Chair of its compensation committee. Mr. Jacobs also served as Interim Chief Executive Officer of Green Dot from January 2020 to March 2020. Since March 2021, Mr. Jacobs has also served a member of the board of directors of Corsair Partnering Corporation, a special purpose acquisition company sponsored by an affiliate of Corsair Capital LLC. He previously served on the boards of directors of Asset Acceptance Capital Corp., a publicly-traded debt collection company, from 2004 to June 2013, when that company merged with Encore Capital Group, Inc. He also served as a member of the board of directors of Investment Technology Group, Inc., a publicly-traded electronic trading resources company, from June 1994 to March 2008, Alpharma, Inc., a publicly-traded specialty pharmaceutical company, from May 2002 to May 2006, and as a member of the Board of Trustees of The American University in Washington, D.C. from 1985 to 2001, of which he served as Chairman from 1997 to 2001. From 1995 to 2000, Mr. Jacobs served in various senior roles at MasterCard International, including as Senior Executive Vice President. Before joining MasterCard International, Mr. Jacobs co-founded Financial Security Assurance Inc. (FSA), where he served as Chief Operating Officer. Mr. Jacobs has served as an operating partner of Corsair Capital LLC since 2018. We believe Mr. Jacobs is well-qualified to serve on our Board based on his management experience and expertise in the payments and financial services industries.

Peter “Pete” J. Kight has been the Chairman of our Board since the Business Combination and previously served as the Executive Chairman of Thunder Bridge since June 2018. Mr. Kight has 34 years of industry experience. He has been an Angel Investor and Advisor to Commerce Ventures, a Silicon Valley based venture capital firm focused on investing in innovations in the retail and financial services industries, since 2012. Mr. Kight previously served as a Co-Chairman and Managing Partner at Comvest Partners, a mid-market private investment firm, from 2010 – 2013, and then as a Senior Advisor at Comvest Partners from 2013 to 2015. He was the Founder, Chairman, and Chief Executive Officer of CheckFree Corporation (NASDAQ: CKFR), a provider of financial services technology, from 1981 until it was acquired by Fiserv (NASDAQ: FISV) in 2007. Mr. Kight then served as director and vice chairman of Fiserv following Fiserv’s acquisition of CheckFree from 2007 to 2012 (Vice Chairman from 2007 to 2010). Mr. Kight has served as a director of Bill.com Holdings, Inc. (NYSE: BILL), a provider of software that digitizes and automates back-office financial operations since May 2019. Mr. Kight previously served on the boards of directors of Akamai Technologies, Inc. (NASDAQ GS: AKAM), distributor of computing solutions and services, from 2004 to 2012, Manhattan Associates, Inc., (NASDAQ: MANH) a provider of supply chain planning and execution solutions, from 2007 to 2011, Kabbage, Inc., a technology-driven SME lending company, from 2015 to November 2017, Blackbaud, Inc. (NASDAQ: BLKB), a supplier of software and services specifically designed for nonprofit organizations, from 2014 to 2020; and as a director of Huntington Bancshares Incorporated (NASDAQ: HBAN), a regional bank holding company, from 2012 to 2020. Mr. Kight is also a member of the board of directors of Urjanet, Inc., a data analytics company focused primarily on energy, utility, and financial transaction data, from 2016 to present and Insightpool, LLC, a marketing data analytics business focused on earned influence marketing analytics, from 2015 to June 2018. He has been a Principal of Thunder Bridge Capital, LLC, since 2017. He holds more than a dozen patents and publications for electronic banking and payment systems. We believe that Mr. Kight is well-qualified to serve as a member of our Board due to his extensive financial services, operational, management and investment experience.

Jeremy Schein has served as a director since the Business Combination. From its formation in September 2016 through the Business Combination, Mr. Schein served as a member of the board of directors of Hawk Parent. Mr. Schein is a Managing Director of Corsair Capital LLC, which he joined in 2001 and where he serves as a member of its investment committee. Since January 2021, Mr. Schein has served as President and as a member of the board of directors of Corsair Partnering Corporation, a special purpose acquisition company sponsored by an affiliate of Corsair Capital LLC. Additionally, Mr. Schein has served as a director of NM Money Holdings Ltd., Jackson Hewitt, Spring Venture Group, LLC, Multi Service Technology Solutions, Inc., Identity Intelligence Group, LLC and Oakbridge Insurance Services LLC, since August 2012, May 2018, July 2018, October 2020, December 2020 and December 2020, respectively, all of which are portfolio companies of Corsair Capital LLC. We believe Mr. Schein is well-qualified to serve on our Board because of his experience in investing in the financial services sector as well as his overall financial and business expertise.

Richard E. Thornburgh has served as a director since the Business Combination. Since December 2011, Mr. Thornburgh has served as a director of S&P Global, Inc. (NYSE: SPGI), a financial information and analytics company, where he serves as the chair of the board and as a member of the executive, financial policy and nominating and governance committees. Mr. Thornburgh also serves as the chair of the board of directors of Jackson Hewitt Tax Service Inc., a company that provides assisted tax preparation services and related financial products and which is a portfolio company of Corsair Capital LLC. He has held this position since June 2018. He previously served as a director of Capstar Financial Holdings, Inc., a publicly-traded bank holding company, from December 2008 to December 2019, and Newstar Financial, a commercial financing company, from December 2006 until December 2017, both of which were portfolio companies of Corsair Capital, LLC during his service. In addition, from May 2006 to April 2018, Mr. Thornburgh served on the board of directors of Credit Suisse AG, a publicly traded global financial institution. He served as Vice Chairman of the board, Chair of its risk committee, member of the audit and nominations and governance committees. From 1995 to 2005, he held a variety of executive and other board responsibilities at Credit Suisse Group AG, including Chief Financial Officer and Chief Risk Officer. Mr. Thornburgh was also the Chairman of the board of directors of Credit Suisse Holdings USA from December 2015 to April 2018. Mr. Thornburgh is a Senior Advisor and member of the investment committee of Corsair Capital LLC, which he joined in 2006. He also previously served a director of Reynolds America Inc. from December 2011 until December 2015. We believe Mr. Thornburgh is well-qualified to serve on our Board because of his familiarity with the capital markets and strategic transactions obtained through executive-level positions in investment banking and private equity, as well as his extensive experience in the financial services industry.

Board Composition

Our business affairs are managed under the direction of our Board. Our Board consists of nine members, seven of whom qualify as independent within the meaning of the independent director guidelines of the Nasdaq Stock Market (“Nasdaq”). Messrs. Morris and Alias are not considered independent.

Our Board is divided into three staggered classes of directors. At each annual meeting of its stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:

•	the Class I directors are Messrs. Alias, Thornburgh and Garcia and their terms will expire at the annual meeting of stockholders to be held in 2023;

•	the Class II directors are Messrs. Hartheimer and Schein and Ms. Goebel and their terms will expire at the annual meeting of stockholders to be held in 2021; and

•	the Class III directors are Messrs. Jacobs, Kight and Morris and their terms will expire at the annual meeting of stockholders to be held in 2022.

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

We previously entered into Stockholders Agreements with Thunder Bridge Acquisition LLC (the “Sponsor”) and Corsair, which agreements have since terminated pursuant to their terms, and Messrs. Morris and Alias that provide or provided these parties with certain director nomination rights. The Stockholders Agreements are described in Item 13 of Part III of this Annual Report on Form 10-K and such description is incorporated herein by reference.

Each of our officers serve at the discretion of our Board and will hold office until his or her successor is duly appointed and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or officers.

Audit Committee

Our Board maintains a standing Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our audit committee are Paul R. Garcia, Maryann Goebel and Robert H. Hartheimer. Robert H. Hartheimer serves as chairperson of the audit committee. Each of the members of our audit committee satisfy the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and rules of Nasdaq. Our Board has also determined that Mr. Hartheimer qualifies as an “audit committee financial expert” as defined in the SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners for the fiscal year ended December 31, 2020 were filed in a timely manner.

Policy Regarding Director Nominations

Our nominating and corporate governance committee utilizes a broad approach for identification of director nominees and may seek recommendations from our directors, officers or stockholders and/or engage a search firm. In evaluating and determining whether to ultimately recommend a person as a candidate for election as a director, the nominating and corporate governance committee evaluates all factors that it deems appropriate, including the number of current directors, the terms of the Stockholder Agreements, as well as the qualifications set forth in our Corporate Governance Guidelines. It also takes into account specific characteristics and expertise that it believes will enhance the diversity of knowledge, expertise, background and personal characteristics of our Board.

The nominating and corporate governance committee may engage a third party to conduct or assist with this evaluation. Ultimately, the nominating and corporate governance committee seeks to recommend to our Board those nominees whose specific qualities, experience and expertise will augment the current Board’s composition and whose past experience evidences that they will: (i) dedicate sufficient time, energy and attention to ensure the diligent performance of Board duties; (ii) comply with the duties and responsibilities set forth in our Corporate Governance Guidelines and in our bylaws; (iii) comply with all duties of care, loyalty and confidentiality applicable to them as directors of publicly traded corporations organized in Delaware; and (iv) adhere to our Code of Ethics.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) outlines our compensation programs, practices and objectives for our 2020 named executive officers (“NEOs”) listed below and discusses how the compensation committee of the Board (the “Compensation Committee”) arrived at the compensation decisions for 2020.

Name	Title
John Morris	Chief Executive Officer (“CEO”)
Shaler Alias	President
Timothy J. Murphy	Chief Financial Officer
Tyler B. Dempsey	General Counsel
Michael F. Jackson	Chief Operating Officer

Executive Summary

2020 Business Highlights

We made significant progress and experienced strong business and financial performance during the year ended December 31, 2020. In addition to the strong financial results, we completed three acquisitions in 2020 and improved our liquidity position. Highlights related to our financial condition and results of operations as of December 31, 2020 include:

•	Card payment volume was $15.2 billion, an increase of 42% over the full year 2019
•	Total revenue was $155.0 million, a 48% increase over the full year 2019
•	Gross profit was $113.6 million, an increase of 44% over the full year 2019
•	Adjusted EBITDA was $68.2 million, an increase of 41% over the full year 2019
•	Adjusted Net Income was $43.7 million, an increase of 11% over the full year 2019
•	Adjusted Net Income per share was $0.60

Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per share are non-GAAP financial measures. Please refer to Item 7 of our Annual Report on Form 10-K for reconciliations to GAAP measures and further information.

COVID-19 Response

Similar to many companies, we experienced uncertainty and adverse financial impacts in 2020 related to the COVID-19 pandemic. Although we experienced increased demand for some of our service offerings as a result of an accelerated shift to electronic payments, we believe that the COVID-19 pandemic, the mitigation efforts and the resulting economic impact have had, and may continue to have, an overall adverse effect on our business, results of operations and financial condition.

The 2020 Adjusted EBITDA performance goals discussed below were established in early March 2020 prior to any meaningful understanding of the impact of the COVID-19 pandemic and the related mitigation measures on the Company’s results of operations. Notwithstanding the pandemic’s effect on the Company’s performance, after careful consideration, the Compensation Committee determined not to modify the performance goals that were established prior to the onset of COVID-19 for outstanding performance awards, and payouts under the 2020 AIP described below were below target.

2020 Pay Mix and Target Total Compensation

The Compensation Committee strives to align our compensation program with short- and long-term Company performance objectives and stockholder value. We believe that our current executive compensation program emphasizes performance-based pay and reflects best practices to ensure sound corporate governance. The following charts show the mix of total target compensation in 2020 for our CEO and the average of all other NEOs.

While aiming for a pay mix focused on variable and performance-based vehicles and designed to attract, retain and motivate our NEOs, and following a review of peer companies and executive performance, the Compensation Committee approved executive pay at the following target levels for 2020:

Name	Base Salary ($)	% of Total	Target Short-Term Cash Incentive ($)	% of Total	Target Long-Term Equity Incentives ($)	% of Total	Total
John Morris	355,000	8%	177,500	4%	3,906,250	88%	4,438,750
Shaler Alias	314,150	25%	157,075	12%	794,500	63%	1,265,725
Timothy J. Murphy	283,250	16%	212,438	12%	1,261,000	72%	1,756,688
Tyler B. Dempsey	350,000	25%	175,000	13%	844,167	62%	1,369,167
Michael F. Jackson	249,260	21%	274,630	23%	651,610	56%	1,175,500

Greater detail regarding the compensation of our NEOs can be found within the 2020 Summary Compensation Table.

Objectives of the Compensation Program

Our executive compensation program encompasses the overarching ideals of the Company as a whole. We value performance driven metrics and an astute workforce. The Compensation Committee believes this is best effectuated by designing compensation programs and policies to achieve the following primary objectives:

•	attract, retain and motivate our highly-talented executive team;

•	align the objectives and interests of our executives with those of our stockholders in order to increase overall value and output within the Company; and

•	promote the achievement of key financial and strategic milestones.

Attract and Retain Talented Executive Team

We operate in a highly competitive industry for talented executives. The Compensation Committee has designed our compensation program to attract, retain and motivate an executive team capable of maximizing the Company’s performance in both the short- and long-term. With our compensation program and policies, we aim to provide our NEOs with a total compensation package that is competitive with comparable positions at other companies with which we compete for talent.

Align Interests of Named Executive Officers and Stockholders

The following compensation policies and practices are designed to align the interests of our NEOs and our stockholders:

What We Do				What We Don’t Do
✔	Heavy emphasis on variable and performance-based compensation	✔	Engage an independent compensation consultant		No significant perquisites
✔	Stock ownership guidelines	✔	Fully independent compensation committee		No incentives that encourage excessive risk-taking
✔	Anti-hedging/pledging policy	✔	Capped annual and long-term incentive programs		No tax gross ups
✔	Mix of short-term and long-term incentives and performance metrics	✔	Clawback policy		No guaranteed incentive payments
✔	Annual risk assessments

Promote the Achievement of Key Milestones

The Compensation Committee believes compensation should be linked to actual performance and individual contributions. The Compensation Committee has worked to create an environment where performance is expected and rewarded. Our compensation program is designed to provide significant performance-based compensation, including cash and equity compensation that is variable and based on our actual results and our executives’ individual performance, as compared to fixed or guaranteed compensation.

Material Elements of Our Compensation Programs

Our compensation philosophy is supported by the following material compensation elements, which the Compensation Committee uses in determining the compensation of our NEOs:

Compensation Element	How It’s Paid	Purpose
Base Salary	Cash (Fixed)	Provides a competitive fixed compensation relative to similar positions in the market and enables us to attract and retain highly skilled executive talent
Annual Cash Incentive Awards	Cash (Variable)	Focuses executives on achieving annual financial and strategic goals that promote growth, profitability and returns, ultimately driving long-term stockholder value
Long-Term Incentive Plan	Equity (Variable)	Provides incentives for executives to reach long-term financial and strategic goals that drive stockholder value creation

Base Salary

Base salary generally provides an annual fixed compensation for our executives for the services they render during the year and is a standard element of compensation necessary to attract and retain high-level executive talent. All NEO employment arrangements require an annual review of base salary by the Compensation Committee, and annual increases may be made by the Compensation Committee on a discretionary basis. In making base salary decisions, the Compensation Committee does not use a specific formula for evaluating the individual performance of each NEO. When reviewing base salaries as part of the total target compensation, the Compensation Committee considers, among other factors, our contractual obligations under each NEO’s employment agreement, their respective role and responsibilities, their experience and contributions to our financial and operational success, the competitiveness of each NEO’s pay opportunity based on market data, and the totality of the executive’s individual performance.

Annual Performance-Based Cash Incentive Awards

Annual performance-based cash incentive awards are awarded under the Annual Incentive Plan (“AIP”). These awards are designed to encourage the achievement of various pre-determined financial performance goals for the Company and personal and department performance goals tied to each of the NEO’s roles at the Company. The design of the AIP provides that each NEO’s cash incentive opportunity will be expressed as a percentage of his base salary and earned based on performance results as compared to pre-established threshold, target and maximum goals. NEOs participate in the AIP at individual target levels set forth in their respective employment agreements, which currently range from 50% to 75% of base salary.

Annual Performance-Based and Service-Based Equity Awards

Equity awards are a significant component of our NEO compensation. Under the terms of our Omnibus Incentive Plan, effective as of July 11, 2019 (the “2019 Plan”), the Compensation Committee has the authority to annually grant equity to our NEOs, which it has done since the Business Combination. The 2019 Plan is intended to recognize the contributions made to the Company by our employees and directors, to provide such persons with additional incentive to devote themselves to our future success, and to improve our ability to attract, retain, and motivate individuals upon whom our sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company.

In approving long-term equity incentives as part of the total target compensation, the Compensation Committee focuses on the nature of the NEO’s services and responsibilities, the NEO’s present and potential contribution to the Company’s success and such other factors it may deem relevant. The Compensation Committee also believes that linking the personal financial interests of our NEOs to the Company’s long-term performance discourages excessive risk taking and supports creation of sustainable stockholder value.

We typically grant annual equity awards to the NEOs at the regularly-scheduled meeting of the Compensation Committee held in the first quarter of the fiscal year to align the timing close to the annual performance evaluations of NEOs. The date of such meeting is set up approximately a year in advance and coincides with the Board’s review of year-end financial results. The grant date of the equity awards is the date such award is approved by the Compensation Committee. Equity awards may also be made by the Compensation Committee from time to time to incentivize and reward certain performance and to provide additional retention value.

Process for Determining Named Executive Officers’ Compensation

Role of Compensation Committee

The Compensation Committee is comprised of independent, non-employee members of the Board and has the primary authority to determine our compensation philosophy and establish the compensation of our NEOs. In establishing our NEOs’ compensation, the Compensation Committee uses its subjective evaluation of the executives’ performance and responsibilities, our overall performance and the CEO’s recommendations with respect to the other NEOs. The Compensation Committee’s specific authority and responsibilities are set forth in its charter, a copy of which is available on the “Investors” page of our website, www.repay.com.

The Compensation Committee has also engaged an independent compensation consultant to advise regarding the status of our NEOs’ compensation in relation to comparable companies. The Compensation Committee works very closely with its independent compensation consultant and management to evaluate the effectiveness of our executive compensation program throughout the year.

Role of Management

Management plays a significant role in the process of establishing executive compensation. The most significant aspects of management’s role are:

•	CEO evaluation of employee performance (other than for the CEO);

•	preparing information for Compensation Committee meetings;

•	recommending business performance targets and objectives;

•	providing background information regarding our strategic objectives; and

•	recommending salary levels and equity awards.

From time to time, the Compensation Committee may invite any director, member of management and such other persons as it deems appropriate to its meetings in order to carry out its responsibilities. Typically, our CEO reviews the performance of senior management and makes recommendations on compensation levels, and our General Counsel advises the committee on legal matters and prepares documents for the Compensation Committee’s consideration. Also, our Executive Vice President – Human Resources provides the Compensation Committee with details with respect to the operation of our various compensation and benefit plans. The CEO presents to the Compensation Committee the individual goals for the NEOs (other than the CEO) and an analysis of the achievement of those goals. In addition, these officers answer questions posed by the Compensation Committee. Also, the Board has delegated authority to our CEO to grant equity awards to employees other than executive officers, subject to certain parameters.

The CEO recommends to the Compensation Committee annual base salaries, annual performance-based cash incentive awards and long-term or performance equity grants for the NEOs (other than the CEO). The Compensation Committee then evaluates each NEO, sets performance criteria for annual performance-based cash incentive awards, and makes long-term equity grants, if any. Although the Compensation Committee considers the CEO’s recommendations, the final decisions regarding base salary, annual incentive awards and equity awards of the NEOs are within the sole discretion of the Compensation Committee.

Role of the Independent Compensation Consultant

The Compensation Committee has the authority to retain independent compensation consultants to provide counsel and advice. For 2020, the Compensation Committee retained Frederic W. Cook & Co., Inc. (“FW Cook”) as its independent advisor on executive and non-employee director compensation matters. FW Cook reports directly to the Compensation Committee and does not provide any other services to the Company. The Compensation Committee assessed the independence of FW Cook in 2020 and whether any work provided by FW Cook raises any conflict of interest, taking into consideration the independence factors set forth in applicable SEC and Nasdaq rules, and determined that FW Cook was independent.

As the Compensation Committee’s independent compensation consultant, FW Cook generally reviews and evaluates our executive compensation programs. FW Cook considers the objectives of our compensation programs and compares them to peer group companies (as discussed below) and best practices and consults the Compensation Committee on competitive compensation practices and trends. The Compensation Committee pre-approves any services to be provided by FW Cook. FW Cook assisted the Compensation Committee in establishing our compensation philosophy, determining our peer group and determining appropriate levels of compensation for our NEOs in 2020.

Peer Group Analysis

The Compensation Committee regularly reviews benchmarking and market surveys in order to ensure that our compensation is competitive with that of our peers. The Compensation Committee also considers analysis and surveys by third parties for comparative purposes in order to gain a better understanding of compensation practices and trends in the market.

Our compensation consultant provides the Compensation Committee with general market surveys and other information related to the general market for executive compensation, including best practices and emerging trends. Additionally, in 2020, FW Cook provided information derived from the proxy statements of our peer group of 14 companies, which includes publicly traded companies providing financial technology products and services with similar revenues, earnings and/or market capitalizations. FW Cook also referred to another industry survey covering the broader technology industry as an additional market resource. The peer companies referred to for evaluation of our 2020 NEO compensation included the following:

ACI Worldwide, Inc.	EVERTEC Inc.	International Money Express, Inc.
Bill.com Holdings, Inc.	EVO Payments, Inc.	Priority Technology Holdings, Inc.
Bottomline Technologies (de), Inc.	Green Dot Corporation	Q2 Holdings, Inc.
Cass Information Systems, Inc.	GreenSky, Inc.	Verra Mobility Corporation
Everi Holdings Inc.	i3 Verticals, Inc.

The Compensation Committee reviewed compensation information from this peer group by comparable executive position and level to better understand the market for other participants for all aspects of compensation. In a review of the applicable data, the Compensation Committee sought to ensure that the overall compensation to our NEOs was competitive with industry standards and median compensation levels at other companies of similar characteristics based on the executive’s position, level and job performance. The Compensation Committee took this evaluation into account in determining all elements of NEO compensation for 2020.

Named Executive Officers’ Compensation in 2020

Base Salary

Base salary represents annual fixed compensation and provides our NEOs with a level of compensation consistent with their experience, responsibilities and contributions in relation to comparable positions in the marketplace. The Compensation Committee met in March of 2020 to determine the base salaries for our NEOs for 2020 and approved modest increases in certain of the NEOs’ annual salaries as set forth in the table below to maintain current alignment with the market.

Base salaries for our NEOs at the end of fiscal 2020, compared to their base salaries in effect at the end of fiscal 2019, are set forth below:

Name	2020 Base Salary ($)	2019 Base Salary ($)	% Change
John Morris	355,000	355,000	0%
Shaler Alias	314,150	305,000	3%
Timothy J. Murphy	283,250	275,000	3%
Tyler B. Dempsey	350,000	350,000 (1)	0%
Michael F. Jackson	249,260	242,000	3%

(1)	Mr. Dempsey began employment with the Company in September 2019. Amount reflects annualized base salary.

Annual Performance-Based Cash Incentives

For 2020, our NEOs were entitled under their employment agreements to participate in the AIP with the following targets, expressed as a percentage of base salary: Mr. Morris, 50%; Mr. Alias, 50%; Mr. Murphy, 75%; Mr. Dempsey, 50%; and Mr. Jackson, 50%. Mr. Jackson’s AIP target was increased from 25% to 50% for 2020 to more closely align with peer market data and as determined appropriate given Mr. Jackson’s significant duties and responsibilities. The AIP targets for the other NEOs remained consistent with the target levels for those individuals in 2019.

The Compensation Committee establishes AIP targets during the first quarter of the fiscal year. Individual performance results are also factored into the AIP opportunity. For fiscal year 2020, the Compensation Committee established the performance goals under AIP as (i) a financial goal of Adjusted EBITDA (weighted at 75%) and (ii) an individual goal (weighted at 25%) to provide for appropriate annual incentives to management. For 2020, the Compensation Committee established an Adjusted EBITDA target of $70.0 million, with a threshold of $66.0 million (94% of the target) and a maximum of $75.2 million (107% of the target). If actual Adjusted EBITDA performance does not meet the threshold, no award will be earned for the financial goal. If the actual Adjusted EBITDA performance reaches the threshold, the award earned for the financial goal will be 50% of the target. The award earned for results between the threshold and the target and between the target and the maximum of 200% of the target is calculated using straight-line interpolation. The maximum incentive award for any NEO is 200% of his target bonus. The 2020 Adjusted EBITDA performance goals were established in early March 2020 prior to any meaningful understanding of the impact of the COVID-19 pandemic and the related mitigation measures on the Company’s results of operations.

The Compensation Committee does not use a specific formula for evaluating the individual performance of each NEO. The Compensation Committee makes each assessment taking into consideration the quality and effectiveness of each NEO’s leadership and their respective contribution to Repay’s financial and operational success, as well as the totality of the executive’s performance. In evaluating the individual performance of the NEOs for 2020, the Compensation Committee considered the individual achievements of each NEO, including the following, among others:

John Morris

•	Led the executive team to a successful 2020, including completion of acquisitions of Ventanex, cPayPlus and CPS Payment Services and addition of meaningful new software partners
•	Oversaw hiring of critical new internal positions to support the Company’s growth
•	Completed first follow-on public offering for $184 million
•	Executed COVID response planning and reporting, including overnight response to move employees to a virtual work setting, improving related security measures and implementing a CEO dashboard
•	Completed $345 million registered block trade resulting in successful full exit of Corsair’s equity position in Repay
•	Developed 5-year strategy for Repay, including finalizing a comprehensive B2B strategy
•	Stock price increased approximately 86% over the calendar year
•	Repay was added to the US Small-Cap Russell 2000 Index

Shaler Alias

•	Successfully negotiated favorable pricing and incentives relating to various payment network and sponsor bank relationships
•	Successfully negotiated contract extensions on key customer contracts
•	Negotiated agreements with new customers, including “buy-now-pay-later” merchants
•	Obtained Instant Funding bank sponsorship in Canada
•	Expanded offerings of Instant Funding for additional U.S. lender customers
•	Monitored and managed risk reviews for TriSource clients
•	Supported effort to convert APS to TriSource for back-end processing and led associated negotiations with TSYS
•	Oversaw reconciliation reporting for gateway transactions

Timothy J. Murphy

•	Completed first full year of public company reporting obligations, including leading the earnings release process and related analyst calls
•	Added coverage from five new research analysts
•	Amended and upsized credit facility
•	Completed first follow-on public offering for $184 million
•	Executed COVID response planning
•	Completed $345 million registered block trade resulting in successful full exit of Corsair’s equity position in Repay
•	Completed over 160 investor meetings and calls, interacting with over 380 investors, and attended 18 investor conferences and events
•	Coordinated with audit committee chair to prepare materials for audit committee meetings and led management presentations to the same
•	Coordinated with internal audit team and Grant Thornton on implementation of internal controls
•	Grew internal team across accounting, tax, FP&A and corporate development

Tyler B. Dempsey

•	Managed legal due diligence and transaction documentation for acquisitions of Ventanex, cPayPlus and CPS Payment Services
•	Oversaw legal aspects of $184 million first follow-on offering
•	Oversaw legal aspects of $345 million block trade (structured as synthetic secondary to purchase all of Corsair’s equity stake)
•	Led preparation of first proxy statement and conduct of first annual stockholders’ meeting (in all-virtual format)
•	Structured and administered first annual self-evaluation process for the Board and its committees
•	Established framework for Board oversight of merchant regulatory compliance matters
•	Grew internal legal team and organized legal department along business unit lines
•	Led legal aspects of forced exercise and redemption of outstanding warrants

Michael F. Jackson

•	Completed integration activities for TriSource, APS and Ventanex acquisitions

•	Managed significant employee growth through onboarding of new employees and internal promotions
•	Achieved the recognition of “Certified Great Place to Work” for the 4th consecutive year based on objective and anonymous employee feedback
•	Spearheaded COVID-19 internal employee readiness plan and vendor and business continuity plans and communications
•	Implemented the CEO dashboard to provide more timely volume information for pandemic-related reporting
•	Planned and executed the APS back-end migration from TSYS to TriSource
•	Implemented new quality initiative and measurement tools for the internal underwriting department
•	Oversaw completion of 2020 Nacha ACH audit with no findings

For 2020, Adjusted EBITDA was $68.2 million (resulting in a payout of 75% of the target for that objective) and the Compensation Committee determined the performance objectives based on achievement of individual performance goals was at 100% for each NEO. In determining the achievement of individual performance goals, in addition to the matters summarized above, the Compensation Committee considered the strong performance of the Company in an especially challenging environment. As a result, the Compensation Committee approved awards under the AIP for 2020 to be granted at 81% of target for each NEO.

Performance Objective:	Adjusted EBITDA	Individual Performance
Weighting among performance objectives:	75%	25%
Threshold	$66.0 million	25%
Target	$70.0 million	100%
Maximum	$75.2 million	200%
% Achieved for 2020:	75%	100%
Overall payout for 2020:	81%

Notwithstanding the establishment of the performance components and the formula for determining the AIP awards as described above, the Compensation Committee had the ability to exercise positive or negative discretion at the end of the performance period to address any unforeseen items or as otherwise warranted under the circumstances. In 2020, no such adjustments or additional awards were made (despite the negative impacts resulting from the COVID-19 pandemic).

The target and actual annual performance-based cash incentives awards for each NEO under the 2020 AIP are detailed below:

Name	Target Bonus Opportunity ($)	% of Base Salary	Actual 2020 AIP Cash Bonus Awards ($)
John Morris	177,500	50%	144,219
Shaler Alias	157,075	50%	127,623
Timothy J. Murphy	212,437	75%	172,605
Tyler B. Dempsey	175,000	50%	141,187
Michael F. Jackson	124,630	50%	101,261

In addition to the AIP, the Compensation Committee approved a Strategic Integration Bonus Plan for Michael F. Jackson in 2020 in recognition of the significant increase in duties and expectations resulting from the Company’s acquisition and integration activities. Under the terms of the Strategic Integration Bonus Plan, Mr. Jackson was eligible to receive a $50,000 bonus for each successful completed integration of an acquired business. The goals and timelines for each integration, as well as the determination of whether a successful integration was achieved, are established by the CEO and support the Company’s strategic growth strategy. For the year ended December 31, 2020, Mr. Jackson earned an aggregate of $150,000 under the Strategic Integration Bonus Plan for the successful integrations of the TriSource, APS and Ventanex acquisitions.

Long-Term Equity Incentives

During 2020, we granted two types of equity awards to NEOs under the 2019 Plan: time-vested restricted stock and performance-vested restricted stock units. For the NEOs, the Compensation Committee determined to make 50% of the annual equity award in time-vested restricted stock and 50% in performance-vested restricted stock units. In developing this mix of equity awards, the Compensation Committee balanced the objectives relating to achieving milestones and aligning interests with stockholders provided by the performance-based awards and the objectives relating to retention and share ownership provided by the time-based awards. Each of the time-based equity awards generally vests in equal annual installments over a four-year period on the anniversary of the grant date. The performance-based awards have a performance cycle over a three-year performance period beginning in the year of grant. While the performance-based awards cliff vest as of the end of the performance period (subject to Company performance), actual share distribution is subject to a short administration period following the end of the performance period to allow for Compensation Committee approval of achievement of the performance targets.

For the performance-based awards granted in 2020, the Compensation Committee established a Total Shareholder Return (“TSR”) performance measure. TSR is defined as stock price appreciation assuming dividends are reinvested on ex-dividend date. To mitigate against unusual volatility, the actual beginning and ending price for the performance period will reflect a 20-trading day average. The TSR performance will be measured against the Russell 2000. This benchmark provides for a robust comparator group, which mitigates against anomalies due to changes in the composition of the peer group over the performance period. TSR will be measured separately for Repay and each company in the comparator group. The percent of target award earned is based on the percentile rank of Repay’s TSR relative to the TSR of the members of the comparator group. The performance and percent of award earned is as follows:

Repay TSR Performance	Percent of Target Award Earned
75th percentile or higher	200%
50th percentile	100%
25th percentile	50%
Below 25th percentile	0%

The award earned for results between the threshold and the maximum of the target is calculated using straight-line interpolation. The achievement of the performance goals for the performance-based equity awards granted in 2020 will be determined in early 2023.

In determining the size of the dollar value of equity awards granted, the Compensation Committee considered a variety of factors, including the desired equity mix and target total compensation. The actual number of equity awards granted is calculated by dividing the dollar value of the award by the closing price of our stock on the grant date. The annual grant of equity incentives were awarded to our NEOs in 2020 as provided below.

Name	Time-Based Restricted Stock	Performance-Vested Restricted Stock Units
John Morris	112,637	112,636
Shaler Alias	22,909	22,909
Timothy J. Murphy	36,361	36,361
Tyler B. Dempsey	24,342	24,341
Michael F. Jackson	18,789	18,789

Other Important Compensation Policies Affecting the Named Executive Officers

Stock Ownership Guidelines

In 2020, the Compensation Committee adopted minimum ownership requirements for Company stock for the executive officers to align executive interests with stockholders. The ownership threshold for the CEO has been established as five times his annual base salary. The other executive officers must own equity equal to three times their base salary. Compliance with these guidelines will be reviewed annually by the Compensation Committee and the ownership thresholds must be achieved within five years of application of the policy. All of our executive officers are currently in compliance with these stock ownership guidelines.

In 2019, the Compensation Committee adopted stock ownership guidelines for our non-employee directors. These guidelines require that directors own equity equal to five times the annual cash retainer within five years of appointment to the Board.

Clawback Policy

The 2019 Plan includes a clawback provision, pursuant to which we may recover the unearned portion of cash-based or equity-based compensation granted to under the 2019 Plan in the event our financial statements are restated as a result of material noncompliance with financial reporting requirements. The look-back for this clawback covers any of the prior three fiscal years. This clawback provision applies to any officer of the Company in a position of executive vice president or above, which includes all of the NEOs.

Anti-Hedging and Anti-Pledging Policy

The Board believes that it is undesirable for our directors, officers and employees to engage in hedging or speculative transactions that may put the personal gain of the insider in conflict with the best interests of the Company and our securityholders or otherwise give the appearance of impropriety. Therefore, we adopted an insider trading policy, which generally prohibits our directors, officers, and employees, whether or not in possession of material non-public information from (i) trading in options, warrants, puts and calls or similar instruments on our securities, and (ii) selling our securities “short” (i.e., selling stock that is not owned and borrowing the shares to make delivery).

In addition, our insider trading policy discourages margin accounts and pledges. The policy generally prohibits our directors, officers, and employees, whether or not in possession of material non-public information, from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our securities as collateral for a loan, without first obtaining pre-clearance.

Under the insider trading policy, our NEOs may only trade our securities during certain designated periods, as set out in our insider trading policy, and must obtain pre-clearance and approval prior to any transaction. All NEOs and directors are in compliance with this policy.

Perquisites

We do not provide any material perquisites to our NEOs.

Employment Agreements

In connection with the Business Combination (or, in the case of Mr. Dempsey, at the commencement of his employment), we entered into employment agreements with our executive officers, as described below.

Employment Agreement with Mr. Morris

On January 21, 2019, we entered into a three-year employment agreement with Mr. Morris, which sets forth the terms and conditions of his service as CEO and provides for:

•	a base salary of at least $355,000 per year;

•	an annual performance-based cash bonus with a target amount of 50% of his base salary based on the achievement of certain performance objectives established by the Compensation Committee;

•	the opportunity to participate in our employee benefit plans; and

•	automatic renewals for successive one-year periods unless either party provides written notice at least 90 days prior to the end of the applicable term.

Employment Agreement with Mr. Alias

On January 21, 2019, we entered into a three-year employment agreement with Mr. Alias, which sets forth the terms and conditions of his service as President and provides for:

•	a base salary of at least $305,000 per year;

•	an annual performance-based cash bonus with a target amount of 50% of his base salary based on the achievement of certain performance objectives established by the Compensation Committee;

•	the opportunity to participate in our employee benefit plans; and

•	automatic renewals for successive one-year periods unless either party provides written notice at least 90 days prior to the end of the applicable term.

Employment Agreement with Mr. Murphy

On January 21, 2019, we entered into a three-year employment agreement with Mr. Murphy, which sets forth the terms and conditions of his service as Chief Financial Officer and provides for:

•	a base salary of at least $275,000 per year;

•	an annual performance-based cash bonus with a target amount of 75% of his base salary based on the achievement of certain performance objectives established by the Compensation Committee;

•	the opportunity to participate in our employee benefit plans; and

•	automatic renewals for successive one-year periods unless either party provides written notice at least 90 days prior to the end of the applicable term.

Employment Agreement with Mr. Dempsey

On September 1, 2019, we entered into a three-year employment agreement with Mr. Dempsey, which sets forth the terms and conditions of his service as General Counsel and provides for:

•	a base salary of at least $350,000 per year;

•	an annual performance-based cash bonus with a target amount of 50% of his base salary based on the achievement of certain performance objectives established by the Compensation Committee;

•	the opportunity to participate in our employee benefit plans; and

•	automatic renewals for successive one-year periods unless either party provides written notice at least 90 days prior to the end of the applicable term.

Employment Agreement with Mr. Jackson

On January 21, 2019, we entered into a three-year employment agreement with Mr. Jackson, which sets forth the terms and conditions of his service as Chief Operating Officer. Mr. Jackson’s employment agreement was amended to increase the target bonus amount, as discussed above, and currently provides for:

•	a base salary of at least $242,000 per year;

•	an annual performance-based cash bonus with a target amount of 50% of his base salary based on the achievement of certain performance objectives established by the Compensation Committee;

•	the opportunity to participate in our employee benefit plans; and

•	automatic renewals for successive one-year periods unless either party provides written notice at least 90 days prior to the end of the applicable term.

Termination Benefits under the Employment Agreements

Each of the NEO’s employment agreements also provide for severance benefits upon a termination of employment and certain restrictive covenants, including non-competition and non-solicitation covenants as described below.

Post-Termination Restrictions and Compensation

This section describes the post-employment benefits that each of our NEOs would be entitled to receive along with the restrictions each NEO would face in connection with various termination of employment and change-in-control scenarios. The Compensation Committee believes that our NEOs should be provided with reasonable severance benefits in the event a NEO is terminated under certain circumstances. Severance benefits for NEOs reflect the fact that the NEO may not be able to find reasonably comparable employment within a reasonable period of time following a termination. In addition, the Compensation Committee believes that certain post-termination benefits such as change in control payments will allow the NEOs to focus their time on potential transactions that may be beneficial to the Company, rather than have concern for their own employment prospects following a change in control.

Severance and Change in Control Benefits

Pursuant to the terms of the employment agreements for each of our NEOs, in the event of a termination of the executive’s employment by us without “Cause” (as defined in the agreements), by the executive for “Good Reason,” (as defined in the agreements), or a non-renewal by us, the executive is entitled to receive the following payments and benefits:

•	an amount equal to the sum of base salary and target annual bonus, payable in installments over the Severance Period (as defined below);

•	immediate vesting of all time-based equity awards that would have vested through the Severance Period;

•	all performance-based equity awards that remain outstanding and eligible to vest based on achievement of performance objectives through the Severance Period; and

•	outstanding stock options remain outstanding until the earlier of (i) the expiration of the Severance Period and (ii) the original expiration of the stock option.

The severance period is 18 months; provided that in the event such termination is on or within 24 months following a change in control or prior to and in anticipation of a change in control, the severance period is 30 months (such applicable period, the “Severance Period”). Such severance payments and benefits are subject to execution and non-revocation of a release of claims.

Pursuant to the terms of each NEOs employment agreements, in the event of a termination due to death or incapacity, our NEOs are entitled to the annual bonus that would have been paid had the executive remained employed until the end of the applicable bonus period.

In the event of any termination of employment, each of our NEOs are entitled to a lump sum equal to (i) any earned but unpaid base salary, (ii) any earned but unpaid annual bonus, (iii) any unreimbursed business expenses and (iv) vested and accrued employee benefits, if any, to which the executive is entitled under employee benefit plans (“Accrued Rights”).

Equity Award Treatment

The treatment of equity awards in the event of a termination of employment or change in control is governed by the employment agreements, the 2019 Plan and the equity award agreements.

Upon a voluntary resignation for any reason other than good reason or termination for cause, a NEO would only be entitled to his respective Accrued Rights. Upon a termination without cause or a voluntary termination for good reason, (i) all unvested restricted stock that would have vested during the Severance Period will vest and (ii) unvested performance share units will be vested on a pro rata basis (with the pro rata period including the Severance Period) and the payout will remain subject to actual performance at the end of the performance period. Upon death or disability, (i) all unvested restricted stock will fully accelerate and (ii) unvested performance share units will be vested on a pro-rata basis and payout will remain subject to actual performance at the end of the performance period.

In the event of a termination on or following a change in control, by the Company without cause, or by the grantee for good reason, on or before the fourth anniversary of the grant date of RSUs or on or before the vesting date of PSUs, (i) all unvested restricted stock will fully accelerate and (ii) all unvested performance share units will fully accelerate, with the number of shares earned to be determined based on actual performance at the time of the change in control.

In the event of a change of control, whether or not there is a termination of employment, unvested restricted stock issued under the 2019 form of restricted stock unit award agreement will fully accelerate. In the event of a change of control, unvested restricted stock issued under the 2020 form of restricted stock unit award agreement will not accelerate, unless (i) the grantee’s employment is terminated without cause, (ii) the grantee resigns for good reason or (iii) the successor to the Company does not assume or provide a substitute for the unvested shares under the awards. In the event of a change of control, unvested performance share units issued under the 2020 form of performance share unit award agreement will remain subject to time-based vesting, with the number of shares earned determined based on actual performance at the time of the change in control, unless (i) the grantee’s employment is terminated without cause, (ii) the grantee resigns for good reason or (iii) the successor to the Company does not assume or provide a substitute for the unvested units under the awards. The Company expects future awards of restricted stock to be consistent with the terms of the 2020 form of awards, including a “double-trigger” change in control provision to limit accelerated vesting in the event of change of control to those situations where a grantee is terminated without cause, the grantee resigns for good reason or the successor to the Company fails to assume the awards.

In addition, in 2020, the Compensation Committee determined to amend certain outstanding equity awards granted to the NEOs in 2019, to provide for the termination provisions as set forth above, in order to clarify for acceleration of vesting upon death or disability of those awards.

Non-Compete and Non-Solicitation Agreements

Each of our NEOs are prohibited, pursuant to their employment agreements, soliciting our customers or vendors, or recruiting our employees for a period of 24 months following the separation date. In addition, each NEO has agreed to not, directly or indirectly, compete with Repay within the Restricted Territory, as defined in the NEO’s employment agreement, for a period of 24 months. Pursuant to the employment agreements, the NEOs are also prohibited from divulging or making use of any Confidential Information or Trade Secrets (as defined in the agreements) during the NEO’s employment and following cessation of employment with the Company for any reason.

In February 2021, the Compensation Committee determined to amend each of the employment agreements with our executive officers to expand the scope of the non-compete provision to better align with the current description of our business.

Health and Insurance Plans

Pursuant to their employment agreements, our NEOs are entitled to participate in our health, welfare and vacation benefits to the same degree that our other employees are entitled to participate.

Retirement Benefits

We have established a qualified retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees, including our NEOs. The purpose of this plan is to provide all employees with a tax-advantaged savings opportunity for retirement. Eligible compensation under this plan is capped at Internal Revenue Code annual limits. The plan provides for matching contributions of 100% of participant deferrals up to 3% of compensation and 50% of participant deferrals from 3% to 5% of compensation, with a maximum annual employer contribution of 4% of a participant’s compensation. The matching contribution formula is applied on a payroll to payroll basis.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers to provide contractual indemnification in addition to the indemnification provided in our Certificate of Incorporation. Each indemnification agreement provides for indemnification and advancements by the Company of certain expenses and costs relating to claims, suits or proceedings arising from his service to the Company or, at our request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

Additional Compensation Matters

Risk Assessment of Compensation Policies and Practices

The Compensation Committee and management work together to perform a risk assessment of our executive compensation programs on at least an annual basis to determine whether any risks arising from such programs and policies are reasonably likely to have a material adverse effect on the Company. The Compensation Committee discusses this assessment with management and the ways in which risk is effectively managed or mitigated as it relates to our compensation programs and policies.

During 2020, we assessed the risks associated with our compensation programs for all employees and have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. Because our compensation programs put a heavy emphasis on performance-based incentives, we strive to ensure that such incentives do not result in actions that may conflict with the long-term best interests of the Company and our stockholders. The Compensation Committee believes that our compensation programs do not encourage excessive risk taking but instead encourage behaviors that support sustainable value creation for the Company and our stockholders. We believe that our compensation program reflects an appropriate mix of compensation elements and balances current and long-term performance objectives, cash and equity compensation, and risks and rewards.

Impact of Accounting and Tax Treatment of Compensation

The Compensation Committee regularly considers the various tax and accounting implications when designing our executive compensation programs. When determining the amount of long-term incentives and equity grants to certain executives and employees, the compensation committee considers and reviews the compensation costs associated with such grants.

Section 162(m) of the Internal Revenue Code generally limits the deductibility of compensation paid to certain executive officers in excess of $1 million during any taxable year. While considering tax deductibility as only one of several considerations in determining compensation, the Committee believes that the tax deduction limitation should not compromise its ability to structure compensation programs that provide benefits to the Company that outweigh the potential benefit of a tax deduction and, therefore, may approve compensation that is not deductible for tax purposes. We intend to design our executive compensation arrangements to be consistent with the interests of our stockholders. We believe that it is important to preserve flexibility in administering compensation programs to promote various corporate goals. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m) of the Internal Revenue Code, therefore, some amounts paid under our compensation programs may not be deductible as the result of Section 162(m).

Consideration of Results of Stockholder Advisory Votes in Executive Compensation

Prior to January 1, 2021, we were an “emerging growth company” under applicable federal securities laws and therefore were permitted to take advantage of certain reduced public company reporting requirements. As an emerging growth company, we previously provided scaled disclosure permitted under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), including the compensation disclosures required of a “smaller reporting company,” as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, as an emerging growth company, we were not required to conduct votes seeking approval, on an advisory basis, of the compensation of our NEOs or the frequency with which such votes must be conducted.

As of January 1, 2021, we no longer qualified as an emerging growth company and, as a result, are required to provide this CD&A as well as conduct a Say-on-Pay vote and a Say-on-Pay frequency vote at the 2021 Annual Meeting of Stockholders.

Summary Executive Compensation Table

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to our NEOs for all services rendered in all capacities to the Company, or any of our subsidiaries, for the last three completed fiscal years (or, in the case of Mr. Dempsey and Mr. Jackson, for the applicable fiscal year for which each such individual was determined to be an NEO).

Name and principal position	Year	Salary ($) (1)	Bonus ($) (2)	Stock awards ($) (3)	Non-equity incentive plan compensation ($) (4)	All other compensation ($) (5)	Total ($)
John Morris	2020	355,000	-	3,906,234	144,219	14,200	4,419,653
Chief Executive Officer	2019	355,000	1,675,432	8,682,199	177,500	14,200	10,904,331
	2018	355,000	-	-	125,000	14,200	494,200
Shaler Alias	2020	314,150	-	794,484	127,623	11,400	1,247,657
President	2019	305,000	936,367	3,472,880	152,500	12,200	4,878,947
	2018	305,000	-	-	125,000	12,200	442,200
Tim Murphy	2020	283,250	-	1,260,999	172,605	11,330	1,728,184
Chief Financial Officer	2019	275,000	1,183,840	5,209,319	206,250	11,000	6,885,409
	2018	215,050	107,525	-	-	8,602	331,177
Tyler Dempsey	2020	350,000	-	844,163	142,187	4,667	1,341,017
General Counsel
Mike Jackson	2020	249,260	-	651,603	251,261	13,970	1,166,094
Chief Operating Officer

(1)	Amounts reflect annual base salary paid for the fiscal year.
(2)

For 2018, represents annual cash award under then applicable annual cash incentive program. For 2019, represents cash transaction bonuses paid in connection with the completion of the Business Combination.

(3)   Stock awards in 2020 were in the form of time-based restricted stock and performance-based restricted stock units. Amounts shown above are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in such valuation, see Note 2 to our audited financial statements for the fiscal year ended December 31, 2020, included in our 2020 Form 10-K. Assuming achievement of the highest level of performance under the performance-based restricted stock unit awards (200% of the target), the value of the 2020 time-based restricted stock and performance-based vested restricted unit awards, based on the closing price of our Class A common stock on the applicable grant dates, would be as follows:  Mr. Morris, $5,859,342; Mr. Alias, $1,191,726; Mr. Murphy, $1,891,499; Mr. Dempsey, $1,266,236; and Mr. Jackson, $977,404.

(4)	Represents annual performance-based cash incentives. For Mr. Jackson, amount includes award paid under strategic integration bonus plan for 2020.
(5)	Amounts reflect matching contributions made by the Company to NEO’s 401(k) plan account.

Grants of Plan-Based Awards Table

The following table sets forth information regarding grants of annual incentive awards to the NEO during the fiscal year ended December 31, 2020. The non-equity awards were made under program terms and performance objectives approved by the Compensation Committee for annual cash bonuses for the NEO under each of their respective employment agreements. The equity awards were made under the 2019 Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Award (2)			Estimated Future Payouts Under Equity Incentive Plan Award (3)			All Other Stock Awards: Number of Shares of Stock or Units (#) (4)	Grant Date Fair Value of Stock and Option Awards ($) (5)
Name (1)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John Morris
PSU	3/11/2020	-	-	-	56,318	112,636	225,272	-	1,953,108
RSA	3/11/2020	-	-	-	-	-	-	112,637	1,953,126
AIP	3/11/2020	88,750	177,500	355,000
Shaler Alias
PSU	3/11/2020	-	-	-	11,455	22,909	45,818	-	397,242
RSA	3/11/2020	-	-	-	-	-	-	22,909	397,242
AIP	3/11/2020	78,538	157,075	314,150
Tim Murphy
PSU	3/11/2020	-	-	-	18,181	36,361	72,722	-	630,500
RSA	3/11/2020	-	-	-	-	-	-	36,361	630,500
AIP	3/11/2020	106,219	212,438	424,875
Tyler Dempsey
PSU	3/11/2020	-	-	-	12,171	24,341	48,682	-	422,073
RSA	3/11/2020	-	-	-	-	-	-	24,342	422,090
AIP	3/11/2020	87,500	175,000	350,000
Mike Jackson
PSU	3/11/2020	-	-	-	9,395	18,789	37,578	-	325,801
RSA	3/11/2020	-	-	-	-	-	-	18,789	325,801
AIP/SBP	3/11/2020	62,315	274,630	399,260

(1)

“AIP” refers to performance-based cash incentive awards under the Annual Incentive Plan. “PSU” refers to performance-based restricted stock units awarded under the 2019 Plan. “RSA” refers to time-based restricted stock awarded under 2019 Plan. “SBP” refers to performance-based cash incentive awards under Mr. Jackson’s Strategic Integration Bonus Plan.

(2)

The amounts shown reflect the threshold, target and maximum annual cash incentive opportunities under our 2020 AIP approved by the Compensation Committee. For Mr. Jackson, the “target” and “maximum” amounts include his Strategic Integration Bonus Plan award.

(3)

Represents grants of PSUs to each NEO during 2020. The PSUs are earned, if at all, based on our TSR performance after a three-year performance period relative to the TSR over the same performance period for the companies in the Russell 2000 index. Additional information regarding the terms of the PSUs is set forth in the “Compensation Discussion and Analysis” above.

(4)

Represents grants of RSAs to each NEO during 2020. The RSAs will generally vest in equal annual installments over a four-year,period. Additional information regarding the terms of the RSAs is set forth in the “Compensation Discussion and Analysis” above.

(5)

Amounts shown are the grant date fair value of each award computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in such valuation, see Note 2 to our audited financial statements for the fiscal year ended December 31, 2020, included in our 2020 Form 10-K.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each NEO outstanding as of the end of our last completed fiscal year.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units of stock that have not vested ($) (2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (2)
John Morris	349,231	9,516,545	56,318	1,534,666
Shaler Alias	117,547	3,203,156	11,455	312,135
Tim Murphy	178,318	4,859,166	18,181	495,419
Tyler Dempsey	112,492	3,065,407	12,171	331,646
Mike Jackson	101,597	2,768,518	9,395	256,000

(1)    These represent time-based RSAs of our Class A common Stock granted on July 11, 2019 and March 11, 2020. The 2019 RSAs vested 25% on the first anniversary of the grant date and then 2.081/3% monthly thereafter such that 100% of the time-based shares are vested by the fourth anniversary of the grant date. The 2020 RSAs vest in equal annual installments over a four-year period on the anniversary of the grant date. Additional information regarding the terms of the RSAs is set forth in the “Compensation Discussion and Analysis” above.

(2)	Based on the closing price of our Class A common stock ($27.25) on December 31, 2020.

(3)

These represent PSU granted on March 11, 2020. The PSUs are earned, if at all, based on our TSR performance after a three-year performance period relative to the TSR over the same performance period for the companies in the Russell 2000 index. Additional information regarding the terms of the PSUs is set forth in the “Compensation Discussion and Analysis” above. The number of PSUs in this table is based on assumed achievement at the “threshold” level payout of 50%.

Option Exercises and Stock Vested Table

The following table sets forth information concerning the exercise of all stock options and vesting of all stock awards on an aggregated basis for each NEO during the fiscal year ended December 31, 2020.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
John Morris	129,744	3,266,115
Shaler Alias	51,897	1,306,432
Tim Murphy	77,846	1,959,658
Tyler Dempsey	40,068	970,607
Mike Jackson	45,410	1,143,131

(1)	Represents the number of shares of time-based restricted stock awards vested multiplied by the closing price of our Class A common stock on the vesting date.

Retirement Plans

We have established a qualified retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees, including our NEOs. The plan provides for matching contributions of 100% of participant deferrals up to 3% of compensation and 50% of participant deferrals from 3% to 5% of compensation, with a maximum annual employer contribution of 4% of a participant’s compensation. The matching contribution formula is applied on a payroll to payroll basis.

Potential Payments Upon Termination or Change-In-Control

Pursuant to the terms of the employment agreements for each NEO, in the event of a termination of the executive’s employment by us without “Cause” (as defined in the agreements), by the executive for “Good Reason,” (as defined in the agreements), or a non-renewal by us, the executive is entitled to receive the following payments and benefits:

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

Pursuant to the terms of the employment agreements, in the event of a termination due to death or incapacity, each NEO is entitled to the annual bonus that would have been paid had the executive remained employed until the end of the applicable bonus period.

In the event of any termination of employment, each NEO is entitled to a lump sum equal to (i) any earned but unpaid base salary, (ii) any earned but unpaid annual bonus, (iii) any unreimbursed business expenses and (iv) vested and accrued employee benefits, if any, to which the executive is entitled under employee benefit plans.

For additional information concerning our executive compensation, see “Compensation Discussion and Analysis” above.

The following table shows the value to the NEO of hypothetical benefits and payments provided upon termination as of December 31, 2020 under the Company’s policies and programs. The value of the acceleration of time-based equity awards and performance-based equity awards are calculated based on the $27.25 closing price of our Class A common stock on December 31, 2020.

Name	Payment and/or Benefit	Termination for Cause ($)	Voluntary Termination ($)	Termination Without Cause or for Good Reason or Non-Renewal ($)	Termination Without Cause or for Good Reason or Non-Renewal Upon Change in Control ($) (1)	Incapacity		Death
John Morris	Base Salary	-	-	532,500	887,500	-		-
	Annual Bonus (2)	144,219	144,219	410,469	587,969	144,219		144,219
	Acceleration of Time-Based Equity Awards	-	-	5,278,189	9,516,545	9,516,545		9,516,545
	Acceleration of Performance-Based Equity Awards (3)	-	-	2,554,042	3,069,331	1,024,977		1,024,977
Shaler Alias	Base Salary	-	-	471,225	785,375	-		-
	Annual Bonus (2)	127,623	127,623	363,236	520,311	127,623		127,623
	Acceleration of Time-Based Equity Awards	-	-	1,809,536	3,203,156	3,203,156		3,203,156
	Acceleration of Performance-Based Equity Awards (3)	-	-	519,466	624,270	208,470		208,470
Tim Murphy	Base Salary	-	-	318,656	708,125	-		-
	Annual Bonus (2)	172,605	172,605	491,261	703,699	172,605		172,605
	Acceleration of Time-Based Equity Awards	-	-	2,741,541	4,859,166	4,859,166		4,859,166
	Acceleration of Performance-Based Equity Awards (3)	-	-	824,492	990,837	330,882	-	330,882
Tyler Dempsey	Base Salary	-	-	525,000	875,000	-		-
	Annual Bonus (2)	142,187	142,187	404,687	579,687	142,187		142,187
	Acceleration of Time-Based Equity Awards	-	-	1,641,867	3,065,407	3,065,407		3,065,407
	Acceleration of Performance-Based Equity Awards (3)	-	-	551,937	663,292	221,501		221,501
Mike Jackson	Base Salary	-	-	373,890	623,150	-		-
	Annual Bonus (2)	101,261	101,261	194,734	257,049	101,261		101,261
	Acceleration of Time-Based Equity Awards	-	-	1,566,221	2,768,518	2,768,518		2,768,518
	Acceleration of Performance-Based Equity Awards (3)	-	-	426,044	512,000	170,978		170,978

(1)	Assumes a change in control occurred on December 31, 2020, immediately followed by the executive’s termination.
(2)	Amount includes 2020 AIP bonus because, under executive employment agreements, such bonus is deemed earned if the executive is employed on December 31, 2020.
(3)	Amount is based on the number of shares that would be issued at the target payout level for the performance-vested restricted units granted in 2020.

Pay Ratio Disclosure

Pursuant to Item 402(u) of Regulation S-K promulgated under the Exchange Act, we are required to disclose the median annual total compensation of all the Company’s employees, the total compensation of our CEO and the ratio of those two amounts. The pay ratio set forth below is a reasonable estimate and has been calculated in a manner consistent with SEC rules and based on the methodology described below. The SEC rules for identifying median employees allow companies to use a variety of methodologies. As a result, the pay ratio reported by others may not be comparable to our reported pay ratio. For the year ended December 31, 2020:

•	the total compensation for our median employee was $102,600;

•	the annual total compensation of Mr. Morris was $4,419,653; and

•	based on the information above, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees is 43 to 1.

The methodology that we used and the material assumptions, adjustments and estimates that we used to identify the median and determine annual total compensation were as follows:

Employee population. As of December 31, 2020, the date we selected to identify our median employee, our employee population consisted of approximately 361 individuals. Our employee population for purposes of determining the pay ratio described above was 295, after taking into consideration (i) a de minimis adjustment for employees located outside the United States and (ii) the exclusion of certain recently acquired employees, each as permitted by the SEC rules. We excluded approximately 3 individuals who are located in Canada under the de minimis exception. These non-U.S. employees accounted for 5% or less of our total employees. We also excluded employees who joined the Company as a result of our 2020 acquisitions, as follows: 16 employees from the Ventanex acquisition in February 2020; 14 employees from the cPayPlus acquisition in July 2020 and 33 employees from the CPS Payment Services acquisition in November 2020.

Identification of Median. To identify the median of the annual total compensation of all of our employees, we reviewed the total cash compensation of all applicable employees for the twelve-month period ending on December 31, 2020 (the “reported compensation”). In making this calculation, we did not annualize the reported compensation of any of our employees who were hired during the period, nor did we make any cost of living adjustments to the reported compensation in identifying the median employee. Using this methodology, we determined that our median employee was a full-time, salaried employee located in the U.S.

Director Compensation Table

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to each director for all services rendered in all capacities to our company, or any of its subsidiaries, for the last fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock awards ($) (1) (2)	Total ($)
Peter Kight	45,000	169,985	214,985
Paul Garcia	42,500	169,985	212,485
Maryann Goebel	47,500	169,985	217,485
Robert Hartheimer	50,000	169,985	219,985
William Jacobs	50,000	169,985	219,985
Jeremy Schein	35,000	169,985	204,985
Richard Thornburgh	40,000	169,985	209,985

(1)

Amounts shown are the grant date fair value of each award computed in accordance with FASB ASC Topic 718. The aggregate dollar value of the restricted stock units is based on $24.49 per share of Class A common stock on August 5, 2020.

(2)	The aggregate number of stock awards outstanding for each director as of December 31, 2020 is 19,386.

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

Annual Equity Award

An annual equity award is awarded to incumbent directors at each stockholders’ meeting in the form of restricted stock units, calculated based on the closing price on the grant date (or the most recent trading day if such date is not a trading day) and rounded down to the nearest whole unit. Restricted stock units vest on the earlier of (x) the first anniversary of the date of grant and (y) the next regularly scheduled annual shareholder meeting occurring in the year following the year of the date of grant. Vesting also accelerates upon a change of control or termination from service as a result of the director’s death or disability. Vested restricted stock units are settled on the earlier of (x) the date the director undergoes a “separation from service” as defined in Section 409A of the Internal Revenue Code and (y) a change of control. For fiscal 2020, each director received an award of approximately $170,000 in restricted stock units.

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

Directors serving as committee chairpersons will receive additional cash compensation. The non-employee director compensation policy entitles the audit committee chairperson to $20,000, the compensation committee chairperson to $15,000 and all other committee chairpersons (other than audit and compensation) to $10,000 (in each case, on an annual basis). Such payments are made quarterly in arrears on October 1, January 1, April 1, and July 1 of each year.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the year ended December 31, 2020 with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate to the Compensation Committee, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in the Proxy Statement for the 2021 Annual Meeting of Stockholders.

Submitted by the Compensation Committee:

William Jacobs, Chair

Paul R. Garcia

Jeremy Schein

The Compensation Committee report does not constitute soliciting material and shall not be deemed to be filed or incorporated by reference into any other filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates the Compensation Committee report by reference therein.

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

The following table includes information with respect to the Incentive Plan as of December 31, 2020. All outstanding awards relate to our Class A common stock.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	2,875,839	(1) (2)	N/A	2,799,200	(2)
Equity Compensation plans not approved by security holders	-		-	-
Total	2,875,839		N/A	2,799,200

(1)

Represents shares of unvested restricted stock and restricted stock units outstanding under the Incentive Plan. Does not include shares of Class A common stock with respected to previously granted awards of restricted stock that were vested as of December 31, 2020.

(2)	Assumes the maximum 200% of target award payout for performance-based restricted stock units.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Class A common stock, our Class V common stock and the “Post-Merger Repay Units” as of April 14, 2021. The Post-Merger Repay Units are defined and described in Item 13 of Part III of this Annual Report on Form 10-K and such description is incorporated herein by reference.

The information is provided with respect to (1) each person who is known by us to own beneficially more than 5% of the outstanding shares of our Class A common stock, (2) each of our directors, (3) each of our NEOs and (4) all of our directors and executive officers, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, which generally deem a person to beneficially own any shares of our Class A common stock the person has or shares voting or dispositive power over and any additional shares obtainable within 60 days through the exercise of options, warrants or other purchase rights. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. Percentage of beneficial ownership is based on 80,452,286 shares of our Class A Common Stock and 7,959,160 Post-Merger Repay Units outstanding on April 14, 2021.

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

Name	Class A common stock (1)	% of Class	Class V common stock / Post-Merger Repay Units (2)	% of Class	Voting Power % (3)
Directors and Named Executive Officers:
John Morris (4)	945,853	1.2%	3,658,529	46.0%	5.2%
Shaler Alias (5)	326,493	*	2,878,072	36.2%	3.6%
Timothy Murphy (6)	376,283	*	68,795	*	*
Tyler B. Dempsey (7)	179,167	*	-	*	*
Michael F. Jackson (8)	214,986	*	-	*	*
Paul R. Garcia (9)	78,245	*	-	-	*
Maryann Goebel (9)	12,445	*	-	-	*
Robert H. Hartheimer (9)	29,944	*	-	-	*
William Jacobs (9)	12,445	*	205,202	2.6%	*
Peter J. Kight (9)	1,315,401	1.6%	-	-	1.5%
Jeremy Schein (9)	12,445	*	-	-	*
Richard E. Thornburgh (9)	29,944	*	-	-	*
All Directors and Executive Officers as a Group (16 persons) (9)	4,180,565	5.2%	7,320,172	92.0%	13.0%
5% Stockholders
Wellington Management Group LLP (10)	8,720,175	10.8%	-	-	9.9%
Wasatch Advisors, Inc. (11)	5,497,700	6.8%	-	-	6.2%
BlackRock, Inc. (12)	4,522,748	5.6%	-	-	5.1%
BAMCO Inc. (13)	4,067,497	5.1%	-	-	4.6%

*	less than one percent.
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
(4)

Represents securities held of record by (i) John Morris, individually, (ii) the 2018 JAM Family Charitable Trust dated March 1, 2018 (the “JAM Family Charitable Trust”) and (iii) JOSEH Holdings, LLC (together with the JAM Family Charitable Trust, the “Morris Entities”). John Morris owns all of the voting ownership interests of JOSEH Holdings, LLC and serves as the sole member of its board of managers. John Morris is the sole trustee of the JAM Family Charitable Trust. Mr. Morris has voting and investment power over the securities held by the Morris Entities. Mr. Morris has sole voting power over 4,604,382 shares and sole dispositive power over 4,209,854 shares. The number of shares of Class A common stock beneficially owned by Mr. Morris includes 394,528 shares of restricted Class A common stock that remain subject to time-based vesting. JOSEH Holdings has sole voting and dispositive power over 3,149,397 shares. Mr. Morris is an officer and director of the Company.

(5)

Represents securities held of record by (i) Shaler Alias, individually, and (ii) Alias Holdings, LLC (“Alias Holdings”). Shaler Alias owns all of the voting ownership interests of Alias Holdings. He also serves as the sole member of its board of managers. Mr. Alias has voting and investment power over the securities held by Alias Holdings. Mr. Alias has sole voting power over 3,204,565 shares and sole dispositive power over 3,085,167 shares. The number of shares of Class A common stock beneficially owned by Mr. Alias includes 119,398 shares of restricted Class A common stock that remain subject to vesting. Alias Holdings has sole voting and dispositive power over 2,732,987 shares. Mr. Alias is an officer and director of the Company.

(6)

Represents securities held of record by (i) Timothy Murphy, individually, and (ii) Yellow Rock Capital, LLC (“Yellow Rock”). Timothy Murphy owns all of the voting interest in Yellow Rock. He also serves as its sole manager. Mr. Murphy has voting and investment power over the securities held by the Murphy Trust. Mr. Murphy has sole voting power over 445,078 shares and sole dispositive power over 259,353 shares. The number of shares of

Class A common stock beneficially owned by Mr. Murphy includes 185,725 shares of restricted Class A common stock that remain subject to vesting. Yellow Rock has sole voting and dispositive power over 68,795 shares. Mr. Murphy is an officer of the Company. (7)Excludes shares listed in footnote 10 below. Mr. Jacobs is an Operating Partner of Corsair Capital LLC.

(7)

Tyler B. Dempsey has sole voting power over 179,167 shares and sole dispositive power over 64,946 shares. The number of shares of Class A common stock beneficially owned by Mr. Dempsey includes 114,221 shares of restricted Class A common stock that remain subject to vesting. Mr. Dempsey is an officer of the Company.

(8)

Represents securities held of record by (i) Michael F. Jackson, individually, and (ii) MFJ Capital LLC (“MFJ Capital”). Michael F. Jackson owns all of the voting ownership interests in MFJ Capital (in his capacity as trustee of a revocable trust). He also serves as the sole member of its board of managers. Mr. Jackson has sole voting power over 214,986 shares and sole dispositive power over 113,447 shares. The number of shares of Class A common stock beneficially owned by Mr. Jackson includes 101,539 shares of restricted Class A common stock that remain subject to vesting. MFJ Capital has sole voting and dispositive power over 100,806 shares. Mr. Jackson is an officer of the Company.

(9)	For each non-employee director, includes 12,445 shares issuable under restricted stock units that are vested as of April 14, 2021.
(10)

Based solely on information contained in the Schedule 13G/A filed with the SEC on February 10, 2021, and represents securities held of record by Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP, who each hold shared voting power over 8,212,289 of the shares and shared dispositive power over 8,720,075 of the shares, and Wellington Management Company LLP, who holds shared voting power over 8,164,944 of the shares and shared dispositive power over 8,475,809 of the shares. The shares are owned of record by clients of one or more investment advisers directly or indirectly owned by Wellington Management Group LLP. The principal business address for each of the entities and persons identified in this paragraph is 280 Congress Street, Boston, MA 02210.

(11)

Based solely on information contained in the Schedule 13G filed with the SEC on February 11, 2021, and represents securities held of record by Wasatch Advisors, Inc., who has sole voting power and sole dispositive power over all of the shares. The principal business address for Wasatch Advisors, Inc. is 505 Wakara Way, Salt Lake City, UT 84108.

(12)

Based solely on information contained in the Schedule 13G filed with the SEC on February 2, 2021, and represents securities held of record by BlackRock, Inc., who has sole voting power and sole dispositive power over all of the shares. The principal business address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(13)

Based solely on information contained in the Schedule 13G/A filed with the SEC on February 12, 2021, and represents securities held of record by BAMCO Inc. (“BAMCO”), Baron Capital Group, Inc. and Ronald Baron. Baron Capital Group, Inc. and Ronald Baron have shared voting power and shared dispositive power over all of the shares. BAMCO has shared voting power and shared dispositive power over 4,017,000 of the shares. BAMCO and Baron Capital Management, Inc. (“BCM”) are subsidiaries of Baron Capital Group, Inc. (“BCG”) and Ronald Baron owns a controlling interest in BCG. The principal business address for each of the entities and persons identified in this paragraph is 767 Fifth Avenue, 49th Floor, New York, NY 10153.

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

Sponsor Stockholders Agreement

In connection with the Closing, we entered into a Stockholders Agreement with the Sponsor (the “Sponsor Stockholders Agreement”).

Under the Sponsor Stockholders Agreement for the Sponsor, Peter J. Kight (or in the event of his death or incapacity, Robert H. Hartheimer) (the “Sponsor Designator”) had the right to designate an individual (the “Sponsor Designee”) to be nominated to serve as a Class I director on our Board; provided, that such Sponsor Designee must have been eligible to serve as a director, qualify as “independent” and be qualified to serve on the audit committee of our Board, in each case under applicable Nasdaq rules (or any other market upon which shares of Class A common stock are then traded), and be willing to serve on the audit committee. The Sponsor Designator agreed to continue to designate Mr. Garcia as the Sponsor Designee as long as Mr. Garcia is willing to serve on our Board and meets the requirements to serve as the Sponsor Designee as described above.

The Sponsor Stockholders Agreement terminated when certain lock-up restrictions expired on January 7, 2020.

Corsair Stockholders Agreement

In connection with the Closing, we entered into a Stockholders Agreement with Corsair (the “Corsair Stockholders Agreement”). Pursuant to the Corsair Stockholders Agreement, (i) for so long as Corsair and its affiliates beneficially owned at least 12% of the outstanding Class A common stock (including pursuant to Post-Merger Repay Units that can be exchanged pursuant to the Exchange Agreement), Corsair had the right to select two designees to be nominated for election to our Board by the nominating and governance committee of the Board (consisting of one Class I director (whose initial term expires at the Company’s annual meeting of stockholders in 2020, and whose subsequent terms will last until the Company’s third succeeding annual meeting of stockholders thereafter) and one Class II director (whose initial term expires at the Company’s annual meeting of stockholders in 2021, and whose subsequent terms will last until the Company’s third succeeding annual meeting of stockholders thereafter)) and (ii) for so long as Corsair and its affiliates beneficially owned at least 5% of the outstanding Class A common stock (including pursuant to Post-Merger Repay Units that can be exchanged pursuant to the Exchange Agreement), Corsair had the right to select one designee to be nominated by the nominating and governance committee of the Board (with the director’s class depending on which of its prior Corsair designees is then serving, and if none, then Corsair will be entitled to determine whether its designee will be nominated as a Class I director or a Class II director (such designees, the “Corsair Designees”).

In the event that William Jacobs ceases to serve as a director of the Company, Corsair had the right to select one designee to be nominated by the nominating and governance committee of the Board as a Class III director (whose initial term expires at the Company’s annual meeting of stockholders in 2022, and whose subsequent terms will last until the Company’s third succeeding annual meeting of stockholders thereafter) a new independent director (the “New Neutral Director” and, either Mr. Jacobs or the New Neutral Director, the “Neutral Director”); provided that, if at the time of such designation Corsair and its affiliates beneficially own less than 23% of the Class A common stock (including pursuant to Post-Merger Repay Units that can be exchanged pursuant to the Exchange Agreement), the nominating and governance committee of the Board will have the right to approve any such Neutral Director. Each Corsair Designee and New Neutral Director must be eligible to serve as a director, and the Neutral Director and all but one of the Corsair Designees must also be considered “independent”, in each case under applicable Nasdaq rules (or any other market upon which shares of Class A common stock are then traded). The Corsair Designees and the New Neutral Director may only be removed with the consent of Corsair, and in the event of any vacancy with respect to the seat of a Corsair Designee or the New Neutral Director, we will use our best efforts to fill such vacancy with a person designated by Corsair. We also generally agreed to use our best efforts to cause the Corsair Designees and the Neutral Director to be elected to our Board. Additionally, any change in the size of our Board requires the consent of Corsair. Each Corsair Designee and the Neutral Director will be entitled to receive compensation consistent with the compensation received by other non-employee directors, including any fees and equity awards, and will be entitled to the same rights and privileges applicable to all other members of our Board, including indemnification and exculpation rights and director and officer insurance.

The Corsair Stockholders Agreement terminated by its terms when Corsair exited its investment in the Company in September 2020.

Founders’ Stockholders Agreement

In connection with the Closing, the Company entered into a Stockholders Agreement with Mr. Alias and Mr. Morris (together, the “Repay Founders”) (the “Founders’ Stockholders Agreement”).

Under the Founders’ Stockholders Agreement, Mr. Morris and Mr. Alias will serve on our Board (with Mr. Alias being a Class I director and Mr. Morris being a Class III director). The Founders’ Stockholders Agreement provides that (i) if Mr. Morris ceases to serve as CEO of the Company, he will immediately resign as a director and will no longer be entitled to be designated to our Board, and (ii) if Mr. Alias ceases to serve as President of the Company, he will immediately resign as a director and no longer be entitled to be designated to our Board. If Mr. Morris and/or Mr. Alias resign, upon their termination, the Repay Founders together will be entitled to designate one designee for nomination to our Board as an independent director to replace the resigning director(s) (but no more than one independent director in total), which independent director will be subject to the approval of Corsair if Corsair and its affiliates collectively beneficially own at least 5% of the outstanding Class A common stock (including pursuant to Post-Merger Repay Units) (the “Independent Founder Designee” and together with either Mr. Morris and Mr. Alias if serving as a designee under the foregoing provisions, the “Founder Designees”).

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

The Amended Operating Agreement also provides for cash distributions, which we refer to as “tax distributions,” to the holders of Post-Merger Repay Units if the Company, as the sole managing member of Hawk Parent, reasonably determines that a holder, by reason of holding Post-Merger Repay Units, incurs an income tax liability. Generally, these tax distributions will be computed based on the Company’s estimate of the net taxable income of Hawk Parent multiplied by an assumed tax rate equal to the highest effective marginal combined United States federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of the Company’s income). During the year ended December 31, 2020, Hawk Parent declared and paid tax distributions exceeding $120,000 to the following related parties:  approximately $929,000 to Corsair, approximately $208,000 to John Morris (including certain affiliated entities), and approximately $189,000 to Shaler Alias (including certain affiliated entities).

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

2020 Related Party Transactions

Unit Purchase Agreements

In June 2020, we completed an underwritten offering of 9,200,000 shares of our Class A common stock. In connection with the offering, on May 28, 2020, we entered into a unit purchase agreement with Corsair to use the net proceeds from 5,200,000 of those shares to purchase an equivalent number of outstanding Post-Merger Repay Units owned by Corsair for a total purchase price of $98,800,000.

In September 2020, we completed an underwritten offering of 14,364,816 shares of our Class A common stock. In connection with the offering, on May 28, 2020, we entered into a unit purchase agreement with Corsair to use the net proceeds from those shares to purchase an equivalent number of outstanding Post-Merger Repay Units owned by Corsair for a total purchase price of $336,495,815.

Commission Restructurings

During 2020, we made payments to certain employees in connection with significant restructuring of their commission structures. This included a payment of $3.0 million to Andrew Alias, who is an employee and the brother of Shaler Alias. As an employee, Andrew Alias receives a base salary, commissions and other benefits consistent with the terms of his existing employment agreement, as well as equity incentive grants from our annual equity pool for non-executives.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The audit committee selected Grant Thornton LLP (“Grant Thornton”) to serve as our independent registered accounting firm for the fiscal year ending December 31, 2020. We first engaged Grant Thornton in 2018, and it has served as our principal accounting firm since that date. The following table shows the fees for professional services rendered by Grant Thornton for the audit of our annual financial statements for the years ended December 31, 2020 and December 31, 2019, and fees billed for other services rendered by Grant Thornton during those periods.

	2020	2019
Audit Fees (1)	$920,697	$535,000
Audit-Related Fees (2)	73,500	52,544
Tax Fees (3)	-	-
All Other Fees (4)	30,400	-
Total	$1,024,597	$587,544

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

10.11+*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC (as assignee of M & A Ventures, LLC) and John Morris.
10.12+

Employment Agreement, dated January 21, 2019, between M & A Ventures, LLC and Shaler Alias (incorporated by reference to Exhibit 10.25 of the Company’s Form S-4 (Registration No. 333-229616), filed with the SEC on February 12, 2019).

10.13+*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC (as assignee of M & A Ventures, LLC) and Shaler Alias.
10.14+

Employment Agreement, dated January 21, 2019, between M & A Ventures, LLC and Timothy J. Murphy (incorporated by reference to Exhibit 10.26 of the Company’s Form S-4 (Registration No. 333-229616), filed with the SEC on February 12, 2019).

10.15+*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC (as assignee of M & A Ventures, LLC) and Timothy J. Murphy.
10.16+*	Employment Agreement dated September 1, 2019, between Repay Management Services LLC and Tyler B. Dempsey.
10.17+*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC and Tyler B. Dempsey.
10.18+

Employment Agreement, dated January 21, 2019, between M & A Ventures, LLC and Michael F. Jackson (incorporated by reference to Exhibit 10.29 of the Company’s Form S-4 (Registration No. 333-229616), filed with the SEC on February 12, 2019).

10.19+*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC (as assignee of M & A Ventures, LLC) and Michael F. Jackson.
10.20+

Repay Holdings Corporation Form of Restricted Stock Award Agreement (Time Vested) (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.21+

Repay Holdings Corporation Form of Restricted Stock Unit Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on November 14, 2019).

10.22+

Repay Holdings Corporation Summary of Non-Employee Director Compensation, as of September 20, 2019 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on November 14, 2019).

10.23+

Repay Holdings Corporation Form of Restricted Stock Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531) filed with the SEC on March 17, 2020).

10.24+

Repay Holdings Corporation Form of Performance-Based Restricted Stock Units Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-38531) filed with the SEC on March 17, 2020).

10.25+

Form of Indemnification Agreement between the Company and the Indemnitee named therein. (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K (File No. 001-385531), filed with the SEC on April 17, 2020).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of the Company's Form 10-K (File No. 001-38531), filed with the SEC on March 1, 2021).

23.1	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.1 of the Company's Form 10-K (File No. 001-38531), filed with the SEC on March 1, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101*

Interactive Data File

101.INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. 101.SCH XBRL Taxonomy Extension Schema Document 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document 101.DEF XBRL Taxonomy Extension Definition Linkbase Document 101.LAB XBRL Taxonomy Extension Label Linkbase Document 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K/A shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Repay Holdings Corporation

April 23, 2021	By:	/s/ John Morris
John Morris
Chief Executive Officer