Form 10-K/A
period 2020-12-31
Repay Holdings Corp
filed 2021-05-10
CIK 1720592

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

As of May 5, 2021, there were 80,445,630 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 2,338,605 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding.  As of May 5, 2021, the holders of such outstanding shares of Class V common stock also hold 7,959,160 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

 EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 2”) amends the annual report on Form 10-K of Repay Holdings Corporation for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021 and as amended on April 23, 2021 (the “2020 Form 10-K”). The purpose of Amendment No. 2 is to amend and restate certain items in the 2020 Form 10-K in connection with our restatement of previously issued audited financial statements.

Repay Holdings Corporation was incorporated as a Delaware corporation on July 11, 2019 in connection with the closing of a transaction (the “Business Combination”) pursuant to which Thunder Bridge Acquisition Ltd., a special purpose acquisition company (“SPAC”) organized under the laws of the Cayman Islands (“Thunder Bridge”), (a) domesticated into a Delaware corporation and changed its name to “Repay Holdings Corporation” and (b) consummated the merger (the “Merger”) of a wholly owned subsidiary with and into Hawk Parent Holdings, LLC, a Delaware limited liability company (“Hawk Parent”). Thunder Bridge issued public warrants and private placement warrants (collectively, the “Warrants”), which were outstanding and recorded on our consolidated financial statements at the time of the Business Combination. On July 27, 2020, we completed the redemption of all outstanding Warrants.

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

Restatement Background

On April 12, 2021, the SEC issued a statement (the “Statement”) on the accounting and reporting considerations for warrants issued by SPACs. The Statement referenced the guidance included in generally accepted accounting principles in the United States of America (“GAAP”) that entities must consider in determining whether to classify contracts that may be settled in its own stock, such as warrants, as equity or as an asset or liability.

    After considering the Statement, we re-evaluated our historical accounting for the Warrants and concluded we must amend the accounting treatment of the Warrants, which were recorded to our consolidated financial statements at the time of the Business Combination. At that time, the Warrants were presented within equity and did not impact the financial statements of Hawk Parent presented in Predecessor reporting periods of the Company prior to the Business Combination.

    We have concluded that the Warrants did not meet the conditions to be classified within equity under the Statement and should have been presented as a liability and marked to fair value each reporting period. Our audit committee concluded that our previously issued audited financial statements as of December 31, 2019, for the period from July 11, 2019 through December 31, 2019 and as of and for the year ended December 31, 2020 and the Company’s unaudited condensed consolidated financial statements for the quarterly periods within those periods (the “Relevant Periods”) should be restated and, accordingly, should no longer be relied upon. This Amendment No. 2 includes restated financial statements for the Relevant Periods.

Effect of Restatement

As a result of the factors described above, we have included in this Amendment No. 2 restated financials to restate the following non-cash items:

	As of December 31, 2020			As of December 31, 2019
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Balance Sheets
Warrant liabilities	$ —	$ —	$ —	$ —	$40,815,919	$40,815,919
Total noncurrent liabilities	488,360,392	—	488,360,392	269,567,643	40,815,919	310,383,562
Total liabilities	553,796,069	—	553,796,069	321,527,080	40,815,919	362,342,999
Additional paid-in capital	604,391,167	87,283,905	691,675,072	307,914,346	(24,359,228)	283,555,118
Accumulated deficit	(88,647,808)	(87,283,905)	(175,931,713)	(53,878,460)	(16,456,691)	(70,335,151)
Total stockholders' equity	509,313,721	—	509,313,721	254,353,036	(40,815,919)	213,537,117

	As of March 31, 2020			As of June 30, 2020			As of September 30, 2020
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Unaudited Consolidated Balance Sheets
Warrant liabilities	$ —	$45,543,718	$45,543,718	$ —	$38,062,930	$38,062,930	$ —	$ —	$ —
Total noncurrent liabilities	311,648,710	45,543,718	357,192,428	363,159,756	38,062,930	401,222,686	474,737,189	—	474,737,189
Total liabilities	378,395,096	45,543,718	423,938,814	422,492,654	38,062,930	460,555,584	531,069,878	—	531,069,878
Additional paid-in capital	314,971,234	(22,188,932)	292,782,302	474,608,423	51,961,378	526,569,801	609,914,694	87,283,905	697,198,599
Accumulated deficit	(57,310,504)	(23,354,786)	(80,665,290)	(69,938,145)	(90,024,308)	(159,962,453)	(79,441,366)	(87,283,905)	(166,725,271)
Total stockholders' equity	252,334,809	(45,543,718)	206,791,091	397,793,240	(38,062,930)	359,730,310	521,214,889	—	521,214,889

	For the year ended December 31, 2020			From July 11, 2019 to December 31, 2019
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Statements of Operations
Change in fair value of warrant liabilities	$ —	$(70,827,214)	$(70,827,214)	$ —	$(15,258,497)	$(15,258,497)
Total other (expense) income	(26,887,470)	(70,827,214)	(97,714,684)	(8,940,182)	(15,258,497)	(24,198,679)
(Loss) income before income tax expense	(58,897,056)	(70,827,214)	(129,724,270)	(36,551,665)	(15,258,497)	(51,810,162)
Net (loss) income	(46,539,031)	(70,827,214)	(117,366,245)	(31,560,676)	(15,258,497)	(46,819,173)
Net (loss) income attributable to the Company	(34,769,348)	(70,827,214)	(105,596,562)	(16,289,633)	(15,258,497)	(31,548,130)
Loss per Class A share:
Basic and diluted	$(0.67)		$(2.02)	$(0.46)		$(0.88)

	For the three months ended
	March 31, 2020			June 30, 2020			September 30, 2020
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Unaudited Consolidated Statements of Operations
Change in fair value of warrant liabilities	$ —	$(6,898,095)	$(6,898,095)	$ —	$(66,669,522)	$(66,669,522)	$ —	$2,740,403	$2,740,403
Total other (expense) income	(4,020,700)	(6,898,095)	(10,918,795)	(13,737,414)	(66,669,522)	(80,406,936)	(5,074,496)	2,740,403	(2,334,093)
(Loss) income before income tax expense	(7,400,035)	(6,898,095)	(14,298,130)	(20,427,326)	(66,669,522)	(87,096,848)	(18,183,863)	2,740,403	(15,443,460)
Net (loss) income	(6,284,443)	(6,898,095)	(13,182,538)	(16,530,700)	(66,669,522)	(83,200,222)	(14,801,004)	2,740,403	(12,060,601)
Net (loss) income attributable to the Company	(3,432,044)	(6,898,095)	(10,330,139)	(12,627,641)	(66,669,522)	(79,297,163)	(9,503,222)	2,740,403	(6,762,819)
Loss per Class A share:
Basic and diluted	$(0.09)		$(0.27)	$(0.30)		$(1.90)	$(0.16)		$(0.12)

	For the six months ended June 30, 2020			For the nine months ended September 30, 2020
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Unaudited Consolidated Statements of Operations
Change in fair value of warrant liabilities	$ —	$(73,567,617)	$(73,567,617)	$ —	$(70,827,214)	$(70,827,214)
Total other (expense) income	(17,758,114)	(73,567,617)	(91,325,731)	(22,832,610)	(70,827,214)	(93,659,824)
(Loss) income before income tax expense	(27,827,361)	(73,567,617)	(101,394,978)	(46,011,224)	(70,827,214)	(116,838,438)
Net (loss) income	(22,815,143)	(73,567,617)	(96,382,760)	(37,616,147)	(70,827,214)	(108,443,361)
Net (loss) income attributable to the Company	(16,059,685)	(73,567,617)	(89,627,302)	(25,562,906)	(70,827,214)	(96,390,120)
Loss per Class A share:
Basic and diluted	$(0.40)		$(2.26)	$(0.56)		$(2.10)

	For the year ended December 31, 2020			From July 11, 2019 to December 31, 2019
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Statements of Cash Flows
Net loss	$(46,539,031)	$(70,827,214)	$(117,366,245)	$(31,560,676)	$(15,258,497)	$(46,819,173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	75,025,735	70,827,214	145,852,949	44,496,323	15,258,497	59,754,820
Net cash provided by operating activities	28,486,704	—	28,486,704	12,935,647	—	12,935,647
Net cash used in investing activities	(145,980,474)	—	(145,980,474)	(335,083,842)	—	(335,083,842)
Net cash provided by financing activities	186,097,387	—	186,097,387	360,049,312	—	360,049,312

	For the three months ended March 31, 2020			For the six months ended June 30, 2020			For the nine months ended September 30, 2020
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Unaudited Consolidated Statements of Cash Flows
Net loss	$(6,284,443)	$(6,898,095)	$(13,182,538)	$(22,815,143)	$(73,567,617)	$(96,382,760)	$(37,616,147)	$(70,827,214)	$(108,443,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	14,855,588	6,898,095	21,753,683	32,232,902	73,567,617	105,800,519	44,327,175	70,827,214	115,154,389
Net cash provided by operating activities	8,571,145	—	8,571,145	9,417,759	—	9,417,759	6,711,028	—	6,711,028
Net cash used in investing activities	(38,296,792)	—	(38,296,792)	(43,728,473)	—	(43,728,473)	(55,175,743)	—	(55,175,743)
Net cash provided by financing activities	36,215,853	—	36,215,853	176,118,827	—	176,118,827	203,242,483	—	203,242,483

The restatement had no impact on our liquidity or cash position.  See Note 1 to the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Amendment No. 2 for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. Management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal controls over financial reporting related to the restatement described above. For a discussion of management’s consideration of the material weakness identified and remediation plans, see Item 9A. Controls and Procedures included in this Amendment No. 2.

Items Amended

The following items are amended in this Amendment No. 2:

•	Part I, Item 1A. Risk Factors
•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8. Financial Statements
•	Part II, Item 9A. Controls and Procedures
•	Part IV, Item 15. Exhibits

This Amendment No. 2 speaks as of the original filing date of the 2020 Form 10-K (unless otherwise noted or as the context otherwise requires) and reflects only the changes to the cover page and the Items listed above. No other information included in the 2020 Form 10-K has been modified or updated in any way. The 2020 Form 10-K continues to speak as of the date of the original filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the original filing other than as expressly indicated in this Amendment No. 2. Accordingly, this Amendment No. 2 should be read in conjunction with the 2020 Form 10-K and our other SEC filings.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, the impact of the restatement, expected impact of the COVID-19 pandemic, the expected demand on our product offering, including further implementation of electronic payment options and statements regarding our market and growth opportunities, the expected benefits of our recent acquisitions, our financial performance, our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part I, Item 1A “Risk Factors" of this Amendment No. 2. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

RISK FACTOR SUMMARY

Our business involves significant risks and uncertainties that make an investment in us speculative and risky.  The following is a summary list of the principal risk factors that could materially adversely affect our business, financial condition, liquidity and results of operations.  These are not the only risks and uncertainties we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Amendment No. 2 and the 2020 Form 10-K.

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

•	We must maintain effective internal controls and our failure to maintain such controls could lead to litigation.

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

PART i

Item 1A.  Risk Factors

Our business involves significant risks. In addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Amendment No. 2 or the 2020 Form 10-K or in any document incorporated by reference herein are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

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

Following the issuance of the Statement, on April 30, 2021, our management and our audit committee concluded that, in light of the Statement, it was appropriate to restate certain of our previously issued financial statements. As part of such process, we identified a material weakness in our internal controls over financial reporting.

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

In addition to the material weakness relating to the restatement, we have in the past discovered, and may in the future discover, other areas of our internal controls that need improvement. We continue to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As part of our review of accounting and internal controls we undertook in connection with the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement described above, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal controls over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 2, we have no knowledge of any such litigation or dispute arising due to restatement or material weakness of our internal controls over financial reporting. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

Hawk Parent has outstanding an aggregate of 7,959,160 Post-Merger Repay Units as of May 5, 2021. Pursuant to the Exchange Agreement, Repay Unitholders have the right to elect to exchange such Post-Merger Repay Units into shares of our Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement. However, Hawk Parent may elect to settle such exchange in cash in lieu of delivering shares of our Class A common stock pursuant to the terms of the Exchange Agreement.

In addition, we have reserved a total of 7,326,728 shares of Class A common stock for issuance under our Repay Holdings Corporation Omnibus Incentive Plan (as amended, the “Incentive Plan.”). Of these shares, 1,926,041 shares of Class A common stock remain available for future issuance under the Incentive Plan as of May 5, 2021. To the extent such shares have vested or vest in the future (and settle into shares, in the case of restricted stock units), they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

PART II

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

Restatement of Previously Issued Financial Statements

The following information has been adjusted to reflect the restatement and revision of our consolidated financial statements as described in the “Explanatory Note” at the beginning of this Amendment No. 2 and in Note 1 in the Notes to Consolidated Financial Statements.

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

As discussed in Note 3 in the Notes to the Consolidated Financial Statements, Repay adopted ASC 606 on January 1, 2019, using the modified retrospective method and applying the standard to all contracts not completed on the date of adoption. Results for the reporting period beginning January 1, 2019 are presented under ASC 606, while the 2018 amounts continue to be reported in accordance with our historical accounting practices under previous guidance.

The primary impact to our consolidated financial statements as a result of the adoption of ASC 606 is a change in total net revenue attributable to the presentation of interchange, network and other fees on a net basis, driven by changes in principal and agent considerations, as compared to previously being presented on a gross basis. Under the modified retrospective method, we did not restate our 2018 consolidated financial statements for these effects.

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

Change in fair value of warrant liabilities. This amount represents the change in fair value of the warrant liabilities. The warrant liabilities are carried at fair value; so, any change to the valuation of this liability is recognized through this line in other expense. The change in fair value results from the change of underlying publicly listed trading price of our Class A common stock at each measurement date.

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

Results of Operations

	Successor		Predecessor
($ in thousands)	Year ended December 31, 2020	July 11, 2019 through December 31, 2019	January 1, 2019 through July 10, 2019	Year ended December 31, 2018
Revenue
Processing and service fees	$155,036	$57,560	$47,043	$82,186
Interchange and network fees	—	—	—	47,827
Total Revenue	$155,036	$57,560	$47,043	$130,013
Operating expenses
Interchange and network fees	$ —	$ —	$ —	$47,827
Other costs of services	41,447	15,657	10,216	27,160
Selling, general and administrative	87,302	45,758	51,201	29,097
Depreciation and amortization	60,807	23,757	6,223	10,421
Change in fair value of contingent consideration	(2,510)	—	—	(1,103)
Total operating expenses	$187,046	$85,172	$67,640	$113,402
Income (loss) from operations	$(32,010)	$(27,612)	$(20,597)	$16,611
Interest expenses	(14,445)	(5,922)	(3,145)	(6,073)
Change in fair value of warrant liabilities	(70,827)	(15,258)	—	—
Change in fair value of tax receivable liability	(12,439)	(1,638)	—	—
Other (expenses) income	(3)	(1,380)	—	(1)
Total other (expenses) income	(97,714)	(24,198)	(3,145)	(6,074)
Income (loss) before income tax expense	(129,724)	(51,810)	(23,742)	10,537
Income tax benefit	12,358	4,991	—	—
Net income (loss)	$(117,366)	$(46,819)	$(23,742)	$10,537
Net income (loss) attributable to non-controlling interest	(11,770)	(15,271)	—	—
Net income (loss) attributable to the Company	$(105,596)	$(31,548)	$(23,742)	$10,537
Weighted-average shares of Class A common stock outstanding - basic and diluted	52,180,911	35,731,220
Loss per Class A share - basic and diluted	($2.02)	($0.88)

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

Change in Fair Value of Warrant liabilities

We incurred a change in the fair value of warrant liabilities of $70.8 million for the year ended December 31, 2020 compared to $15.3 million for the 2019 combined period, an increase of $55.5 million. This increase was due to the significant increase in the underlying stock price which resulted in the increase in the value of the Warrants.

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

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For purposes of this results of operations discussion, we have combined the results of the Predecessor for the period from January 1, 2019 to July 10, 2019 with the results of the Successor for the period from July 11, 2019 to December 31, 2019 (“2019 combined period”).

Revenue

Total revenue was $57.6 million for the Successor Period, $47.0 million from January 1, 2019 through July 10, 2019, and $130.0 million in the year ended December 31, 2018. Total revenue for the 2019 combined period was $104.6 million, a decrease of $25.4 million or 19.5% from $130.0 million for the year ended December 31, 2018.

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

Other Costs of Services

Other costs of services were $15.7 million for the Successor Period, $10.2 million from January 1, 2019 through July 10, 2019 and $27.2 million in the year ended December 31, 2018. Other costs of services for the 2019 combined period was $25.9 million, a decrease of $1.3 million or 4.7% from $27.2 million for the year ended December 31, 2018. The primary reason for the decrease is due to the impact of adopting ASC 606 in 2019 and the recording of certain processing and service fees “net” as opposed to the “gross” presentation in 2018. Other costs of services generally increase in proportion to card processing volume.  For the year ended December 31, 2019, incremental costs of services of approximately $6.1 million are attributable to TriSource and APS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $45.2 million for the Successor Period, $51.2 million from January 1, 2019 through July 10, 2019 and $29.1 million in the year ended December 31, 2018. Selling, general and administrative expenses for the 2019 combined period were $96.4 million, an increase of $67.3 million or 231.3% from $29.1 million for the year ended December 31, 2018. This increase was primarily due to one-time expenses associated with the Business Combination, general business growth, increases in stock compensation expense, and increases in expenses relating to software and technological services, rent, telecommunication costs, advertising and marketing.

Change in Fair Value of Contingent Consideration

There was no change in the fair value of contingent consideration in the Successor Period or the period from January 1, 2019 through July 10, 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $23.8 million for the Successor Period, $6.2 million from January 1, 2019 through July 10, 2019 and $10.4 million in the year ended December 31, 2018. Depreciation and amortization expenses for the 2019 combined period were $30.0 million, an increase of $19.6 million or 187.7% from $10.4 million for the year ended December 31, 2018. The increase was primarily due to fair value adjustments to intangibles resulting from the Business Combination, as well as additional depreciation and amortization of fixed assets and intangibles from the acquisitions of TriSource and APS.

Interest Expense

Interest expense was $5.9 million for the Successor Period, $3.1 million from January 1, 2019 through July 10, 2019 and $6.1 million in the year ended December 31, 2018. Interest expense for the 2019 combined period was $9.1 million, an increase of $3.0 million or 49.3% from $6.1 million for the year ended December 31, 2018. This increase was due to a higher average outstanding principal balance under our New Credit Agreement as compared to the average outstanding principal balance under the Prior Credit Agreement.

Change in fair value of warrant liabilities

We incurred a change in the fair value of warrant liabilities of $15.3 million for the Successor period, which was due to the mark-to-market valuation adjustments related to the increase in the publicly listed trading price of our stock.

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

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain non-cash and non-recurring charges, such as non-cash loss on extinguishment of debt, non-cash change in fair value of warrant liabilities, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, management fees, legacy commission related charges, employee recruiting costs, other taxes, strategic initiative related costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain non-cash and non-recurring charges, such as non-cash loss on extinguishment of debt, non-cash change in fair value of warrant liabilities, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, management fees, legacy commission related charges, employee recruiting costs, loss on disposition of property and equipment, strategic initiative related costs and other non-recurring charges, net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

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

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

	Successor			Successor	Predecessor				Predecessor
($ in thousands)	Year Ended December 31, 2020	Adjustments(o)	Pro Forma Year Ended December 31, 2020	July 11, 2019 through December 31, 2019	January 1, 2019 through July 10, 2019	Combined	Adjustments(o)	Pro Forma Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue
Processing and service fees	$155,036	$ —	$155,036	$57,560	$47,043	$104,603	$ —	$104,603	$82,186
Interchange and network fees	—	—	—	—	—	—	—	—	47,827
Total Revenue	$155,036	$ —	$155,036	$57,560	$47,043	$104,603	$ —	$104,603	$130,013
Operating expenses
Interchange and network fees	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$47,827
Other costs of services	41,447	—	41,447	15,657	10,216	25,873	—	25,873	27,160
Selling, general and administrative	87,302	—	87,302	45,758	51,201	96,959	—	96,959	29,097
Depreciation and amortization	60,807	(32,634)	28,173	23,757	6,223	29,980	(15,412)	14,568	10,421
Change in fair value of contingent consideration	(2,510)	—	(2,510)	—	—	—	—	—	(1,103)
Total operating expenses	$187,046	$(32,634)	$154,412	$85,172	$67,640	$152,812	$(15,412)	$137,400	$113,402
Income (loss) from operations	$(32,010)	$32,634	$624	$(27,612)	$(20,597)	$(48,209)	$15,412	$(32,797)	$16,611
Other expenses
Interest expenses	(14,445)	—	(14,445)	(5,922)	(3,145)	(9,067)	—	(9,067)	(6,073)
Change in fair value of warrant liabilities	(70,827)	—	(70,827)	(15,258)	—	(15,258)	—	(15,258)	—
Change in fair value of tax receivable liability	(12,439)	—	(12,439)	(1,638)	—	(1,638)	—	(1,638)	—
Other (expenses) income	(3)	—	(3)	(1,380)	—	(1,380)	—	(1,380)	(1)
Total other (expenses) income	(97,714)	—	(97,714)	(24,198)	(3,145)	(27,343)	—	(27,343)	(6,074)
Income (loss) before income tax expense	(129,724)	32,634	(97,090)	(51,810)	(23,742)	(75,552)	15,412	(60,140)	10,537
Income tax benefit	12,358	—	12,358	4,991	—	4,991	—	4,991	—
Net income (loss)	$(117,366)	$32,634	$(84,732)	$(46,819)	$(23,742)	$(70,561)	$15,412	$(55,149)	$10,537

Add:
Interest expense			14,445					9,067	6,073
Depreciation and amortization(a)			28,173					14,568	10,421
Income tax (benefit)			(12,358)					(4,991)	—
EBITDA			$(54,472)					$(36,505)	$27,031

Loss on extinguishment of debt (b)			—					1,380	1
Non-cash change in fair value of warrant liabilities(q)			70,827					15,258	—
Non-cash change in fair value of contingent consideration(c)			(2,510)					—	(1,103)
Non-cash change in fair value of assets and liabilities(d)			12,439					1,638	—
Share-based compensation expense(e)			19,446					22,922	797
Transaction expenses(f)			10,924					40,126	4,751
Management Fees(g)			—					211	400
Legacy commission related charges(h)			8,614					2,557	4,168
Employee recruiting costs(i)			214					51	256
Loss on disposition of property and equipment			—					—	17
Other taxes(j)			426					226	216
Restructuring and other strategic initiative costs(k)			1,103					352	272
Other non-recurring charges(l)			1,154					215	(27)
Adjusted EBITDA			$68,165					$48,432	$36,779

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

	Successor			Successor	Predecessor				Predecessor
($ in thousands)	Year Ended December 31, 2020	Adjustments(o)	Pro Forma Year Ended December 31, 2020	July 11, 2019 through December 31, 2019	January 1, 2019 through July 10, 2019	Combined	Adjustments(o)	Pro Forma Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue
Processing and service fees	$155,036	$ —	$155,036	$57,560	$47,043	$104,603	$ —	$104,603	$82,186
Interchange and network fees	—	—	—	—	—	—	—	—	47,827
Total Revenue	$155,036	$ —	$155,036	$57,560	$47,043	$104,603	$ —	$104,603	$130,013
Operating expenses
Interchange and network fees	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$47,827
Other costs of services	41,447	—	41,447	15,657	10,216	25,873	—	25,873	27,160
Selling, general and administrative	87,302	—	87,302	45,758	51,201	96,959	—	96,959	29,097
Depreciation and amortization	60,807	(32,634)	28,173	23,757	6,223	29,980	(15,412)	14,568	10,421
Change in fair value of contingent consideration	(2,510)	—	(2,510)	—	—	—	—	—	(1,103)
Total operating expenses	$187,046	$(32,634)	$154,412	$85,172	$67,640	$152,812	$(15,412)	$137,400	$113,402
Income (loss) from operations	$(32,010)	$32,634	$624	$(27,612)	$(20,597)	$(48,209)	$15,412	$(32,797)	$16,611
Other expenses
Interest expenses	(14,445)	—	(14,445)	(5,922)	(3,145)	(9,067)	—	(9,067)	(6,073)
Change in fair value of warrant liabilities	(70,827)	—	(70,827)	(15,258)	—	(15,258)	—	(15,258)	—
Change in fair value of tax receivable liability	(12,439)	—	(12,439)	(1,638)	—	(1,638)	—	(1,638)	—
Other (expenses) income	(3)	—	(3)	(1,380)	—	(1,380)	—	(1,380)	(1)
Total other (expenses) income	(97,714)	—	(97,714)	(24,198)	(3,145)	(27,343)	—	(27,343)	(6,074)
Income (loss) before income tax expense	(129,724)	32,634	(97,090)	(51,810)	(23,742)	(75,552)	15,412	(60,140)	10,537
Income tax benefit	12,358	—	12,358	4,991	—	4,991	—	4,991	—
Net income (loss)	$(117,366)	$32,634	$(84,732)	$(46,819)	$(23,742)	$(70,561)	$15,412	$(55,149)	$10,537

Add:
Amortization of Acquisition-Related Intangibles(m)			19,492					9,917	7,919
Loss on extinguishment of debt (b)			—					1,380	1
Non-cash change in fair value of warrant liabilities(q)			70,827					15,258	—
Non-cash change in fair value of contingent consideration(c)			(2,510)					—	(1,103)
Non-cash change in fair value of assets and liabilities(d)			12,439					1,638	—
Share-based compensation expense(e)			19,446					22,922	797
Transaction expenses(f)			10,924					40,126	4,751
Management Fees(g)			—					211	400
Legacy commission related charges(h)			8,614					2,557	4,168
Employee recruiting costs(i)			214					51	256
Loss on disposition of property and equipment			—					—	17
Restructuring and other strategic initiative costs(k)			1,103					352	272
Other non-recurring charges(l)			1,154					215	(27)
Pro forma taxes at effective rate(p)			(13,226)					—	—
Adjusted Net Income			$43,745					$39,478	$27,988

Shares of Class A common stock outstanding (on an as-converted basis)(n)			73,373,106					59,721,429
Adjusted Net income per share			$0.60					$0.66
(a)	See footnote (m) for details on our amortization and depreciation expenses.
(b)	Reflects write-offs of debt issuance costs relating to Hawk Parent’s term loans and prepayment penalties relating to its previous debt facilities.

(c)	Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(d)	Reflects the changes in management’s estimates of the fair value of the liability relating to the Tax Receivable Agreement.
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

(q)	Reflects the mark-to-market fair value adjustments of the warrant liabilities.

Adjusted EBITDA for the year ended December 31, 2020 and the combined year ended December 31, 2019 was $68.2 million and $48.4 million, respectively, representing a 40.7% year-over-year increase. Adjusted Net Income for the year ended December 31, 2020 and the combined year ended December 31, 2019 was $43.7 million and $39.5 million, respectively, representing a 10.8% year-over-year increase. Our net loss attributable to the Company for the year ended December 31, 2020 and the combined year ended December 31, 2019 was $105.6 million and $55.3 million, respectively, representing a 91.0% year-over-year decrease.

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

Adjusted EBITDA for the combined year ended December 31, 2019 and for the year ended December 31, 2018 was $48.4 million and $36.8 million, respectively, representing 31.7% year-over-year increase. Adjusted Net Income for the combined year ended December 31, 2019 and the year ended December 31, 2018 was $39.5 million and $28.0 million, respectively, representing a 41.0% year-over-year increase. Our net income (loss) attributable to the Company for the combined year ended December 31, 2019 and for the year ended December 31, 2018 was ($55.3) million and $10.5 million, respectively, representing a 625.0% year-over-year decrease.

These increases in Adjusted EBITDA and Adjusted Net Income, in the combined year ended December 31, 2019, are the result of the growing card payment volume and revenue figures described above, new customers, and same store sales growth from existing customers as well as the acquisitions of TriSource and APS. The decrease in net income, in the combined year ended 2019 is primarily the result of one-time expenses incurred in connection with the Business Combination as well as stock compensation expense.

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

Net cash provided by financing activities was $360.0 million from July 11, 2019 to December 31, 2019, due to borrowings under our Successor Credit Agreement of $220.0 million, offset by debt issuance costs of $6.1 million. The Company received proceeds from the Business Combination of $148.9 million and a private placement offering of $135.0 million, offset by payments of $93.3 million to settle our Predecessor Credit Agreement and $38.7 million to repurchase outstanding Warrants.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Financial Statements

Reports of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets as of December 31, 2020 and 2019	48

Consolidated Statements of Operations for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	49

Consolidated Statements of Comprehensive Income for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	50

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	51

Consolidated Statements of Cash Flows for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	52

Notes to Consolidated Financial Statements	54

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2021 (except for the material weakness discussed in Management Report on Internal Control over Financial Reporting, as to which the date is May 10, 2021) expressed an adverse opinion.

Restatement of previously issued financial statements

As discussed in Note 1, the 2019 and 2020 financial statements have been restated to correct a misstatement.

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

Philadelphia, Pennsylvania

March 1, 2021 (except for the effect of the restatement disclosed in Notes 1 and 6, as to which the date is May 10, 2021)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Repay Holdings Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the follow paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.  Management has identified a material weakness in internal controls related to the review controls over the evaluation of complex, non-routine transactions.

In our report dated March 1, 2021, we expressed an unqualified opinion on the Company’s internal control over financial reporting. The material weakness discussed above was subsequently identified in connection with the restatement of the Company’s previously issued consolidated financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as expressed herein, is different from that expressed in our previous report. The material weakness was considered in connection with the aforementioned restatement, and this report does not affect our opinion on the Company’s 2020 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020. The material weakness identified above was considered in connection with the aforementioned restatement and in determining the nature, timing and extent of audit tests applied in our audit of the 2020 financial statements, and this report does not affect our report dated March 1, 2021 (except for the effect of the restatement disclosed in Notes 1 and 6, as to which the date is May 10, 2021), which expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 1, 2021 (except for the material weakness discussed in Management Report on Internal Control over Financial Reporting, as to which the date is May 10, 2021)

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

(As Restated)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$91,129,888	$24,617,996
Accounts receivable	21,310,724	14,068,477
Related party receivable	—	563,084
Prepaid expenses and other	6,925,115	4,632,965
Total current assets	119,365,727	43,882,522

Property, plant and equipment, net	1,628,439	1,610,652
Restricted cash	15,374,846	13,283,121
Customer relationships, net of amortization	280,887,486	247,589,240
Software, net of amortization	64,434,985	61,219,143
Other intangible assets, net of amortization	23,904,667	24,241,505
Goodwill	458,970,255	389,660,519
Operating lease ROU assets, net of amortization	10,074,506	—
Deferred tax assets	135,337,229	—
Other assets	—	555,449
Total noncurrent assets	990,612,413	738,159,629
Total assets	$1,109,978,140	$782,042,151

Liabilities
Accounts payable	$11,879,638	$9,586,001
Related party payable	15,811,597	14,571,266
Accrued expenses	19,216,258	15,965,683
Current maturities of long-term debt	6,760,650	5,500,000
Current operating lease liabilities	1,527,224	—
Current tax receivable agreement	10,240,310	6,336,487
Total current liabilities	65,435,677	51,959,437

Long-term debt, net of current maturities	249,952,746	197,942,705
Line of credit	—	10,000,000
Warrant liabilities	—	40,815,919
Noncurrent operating lease liabilities	8,836,655	—
Tax receivable agreement, net of current portion	218,987,795	60,839,739
Deferred tax liability	—	768,335
Other liabilities	10,583,196	16,864
Total noncurrent liabilities	488,360,392	310,383,562
Total liabilities	$553,796,069	$362,342,999

Commitments and contingencies (Note 12)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized and 71,244,682 issued and outstanding as of December 31, 2020; 2,000,000,000 shares authorized and 37,530,568 issued and outstanding as of December 31, 2019	7,125	3,753
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of December 31, 2020 and 2019	—	—
Additional paid-in capital	691,675,072	283,555,118
Accumulated other comprehensive (loss) income	(6,436,763)	313,397
Accumulated deficit	(175,931,713)	(70,335,151)
Total stockholders' equity	$509,313,721	$213,537,117

Equity attributable to non-controlling interests	46,868,350	206,162,035

Total liabilities and stockholders' equity and members' equity	$1,109,978,140	$782,042,151

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

	Year Ended December 31, 2020 (As Restated)	From July 11, 2019 to December 31, 2019 (As Restated)	From January 1, 2019 to July 10, 2019	Year Ended December 31, 2018
	(Successor)		(Predecessor)
Revenue
Processing and service fees	$155,035,943	$57,560,470	$47,042,917	$82,186,411
Interchange and network fees	—	—	—	47,826,529
Total Revenue	155,035,943	57,560,470	47,042,917	130,012,940

Operating Expenses
Interchange and network fees	—	—	—	47,826,529
Other costs of services	41,447,056	15,656,730	10,216,079	27,159,763
Selling, general and administrative	87,301,814	45,758,335	51,201,322	29,097,302
Depreciation and amortization	60,806,659	23,756,888	6,222,917	10,421,000
Change in fair value of contingent consideration	(2,510,000)	—	—	(1,103,012)
Total operating expenses	187,045,529	85,171,953	67,640,318	113,401,582
(Loss) Income from operations	(32,009,586)	(27,611,483)	(20,597,401)	16,611,358
Other (expense) income
Interest expense	(14,445,000)	(5,921,893)	(3,145,167)	(6,072,837)
Change in fair value of warrant liabilities	(70,827,214)	(15,258,497)	—	—
Change in fair value of tax receivable liability	(12,439,485)	(1,638,465)	—	—
Other (expenses) income	(2,985)	(1,379,824)	38	(1,078)
Total other (expense) income	(97,714,684)	(24,198,679)	(3,145,129)	(6,073,915)
(Loss) income before income tax expense	(129,724,270)	(51,810,162)	(23,742,530)	10,537,443
Income tax benefit	12,358,025	4,990,989	—	—
Net (loss) income	$(117,366,245)	$(46,819,173)	$(23,742,530)	$10,537,443
Less: Net (loss) income attributable to non-controlling interests	(11,769,683)	(15,271,043)	—	—
Net (loss) income attributable to the Company	$(105,596,562)	$(31,548,130)	$(23,742,530)	$10,537,443

Loss per Class A share:
Basic and diluted	$(2.02)	$(0.88)
Weighted-average shares outstanding:
Basic and diluted	52,180,911	35,731,220

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2020 (As Restated)	From July 11, 2019 to December 31, 2019 (As Restated)	From January 1, 2019 to July 10, 2019	Year Ended December 31, 2018
	(Successor)		(Predecessor)
Net (loss) income	$(117,366,245)	$(46,819,173)	$(23,742,530)	$10,537,443
Other comprehensive (loss) income, before tax
Change in fair value of designated cash flow hedges	(9,867,782)	555,449	—	—
Total other comprehensive (loss) income, before tax	(9,867,782)	555,449	—	—
Income tax related to items of other comprehensive income:
Tax benefit (expense) on change in fair value of designated cash flow hedges	1,672,742	(54,303)	—	—
Total income tax benefit (expense) on related to items of other comprehensive income	1,672,742	(54,303)	—	—
Total other comprehensive (loss) income, net of tax	(8,195,040)	501,146	—	—
Total comprehensive (loss) income	$(125,561,285)	$(46,318,027)	$(23,742,530)	$10,537,443
Less: Comprehensive loss attributable to non-controlling interests	(14,668,288)	(15,027,371)	—	—
Comprehensive (loss) income attributable to the Company	$(110,892,997)	$(31,290,656)	$(23,742,530)	$10,537,443

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

Total Equity
(Predecessor)
Balance at December 31, 2017	$104,051,883
Net income	10,537,443
Contributions by members	—
Stock based compensation	796,967
Distribution to members	(6,307,936)
Balance at December 31, 2018	$109,078,357
Net loss	(23,742,530)
Contributions by members	—
Stock based compensation	908,978
Distribution to members	(6,904,991)
Balance at July 10, 2019	$79,339,814

Consolidated Statements of Changes in Equity

(As Restated)

	Class A Common Stock		Class V Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Interests
Balance at July 11, 2019	33,430,259	$3,343	100	$ —	$290,408,807	$(37,588,827)	$ —	$252,823,323	$221,375,364
Release of Founder Shares	2,965,000	297		—	(297)	—	—	—	—
Release of share awards vested under Incentive Plan	1,135,291	113		—	(113)	—	—	—	—
Treasury shares repurchased		—		—	(4,507,544)			(4,507,544)
Stock-based compensation		—		—	22,013,286	—	—	22,013,286	—
Warrant exercise	18	—			207			207
Tax distribution from Hawk Parent		—		—	—	—	—	—	(185,957)
Reclassification to warrant liabilities		—		—	(24,359,228)	(1,198,194)	—	(25,557,422)	—
Net loss		—		—	—	(31,548,130)	—	(31,548,130)	(15,271,043)
Accumulated other comprehensive income		—		—	—	—	313,397	313,397	243,671
Balance at December 31, 2019 (Successor)	37,530,568	$3,753	100	$ —	$283,555,118	$(70,335,151)	$313,397	$213,537,117	$206,162,035
Issuance of new shares	23,564,816	2,356		—	514,451,331	—	(99,022)	514,354,665	(4,454,472)
Exchange of Post-Merger Repay Units	1,606,647	161		—	10,065,244	—	(228,090)	9,837,315	(9,837,154)
Redemption of Post-Merger Repay Units		—		—	(311,736,352)	—	(2,614,996)	(314,351,348)	(120,944,910)
Release of share awards vested under Incentive Plan	516,398	52		—	(52)	—	—	—	—
Treasury shares repurchased		—			(1,431,172)	—	376	(1,430,796)	16,064
Stock-based compensation		—		—	20,489,298	—	(15,759)	20,473,539	(1,027,739)
Warrant exercise	8,026,253	803		—	92,178,915	—	(124,570)	92,055,148	(5,255,431)
Tax distribution from Hawk Parent		—		—	—	—	—	—	(1,496,213)
Valuation allowance on Ceiling Rule DTA		—		—	(27,540,391)	—	2,794	(27,537,597)	—
Reclassification to warrant liabilities		—		—	111,643,133	—	—	111,643,133	—
Net loss		—		—	—	(105,596,562)	—	(105,596,562)	(11,769,683)
Accumulated other comprehensive income		—		—	—	—	(3,670,893)	(3,670,893)	(4,524,147)
Balance at December 31, 2020 (Successor)	71,244,682	$7,125	100	$ —	$691,675,072	$(175,931,713)	$(6,436,763)	$509,313,721	$46,868,350

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31, 2020 (As Restated)	From July 11, 2019 to December 31, 2019 (As Restated)	From January 1, 2019 to July 10, 2019	Year Ended December 31, 2018
	(Successor)		(Predecessor)
Cash flows from operating activities
Net (loss) income	$(117,366,245)	$(46,819,173)	$(23,742,530)	$10,537,443
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,806,659	23,756,888	6,222,917	10,421,000
Stock based compensation	19,445,800	22,013,287	908,978	796,967
Amortization of debt issuance costs	1,416,012	570,671	215,658	407,403
Loss on disposal of property and equipment	—	—	—	16,827
Fair value change in warrant liabilities	70,827,214	15,258,497	—	—
Fair value change in tax receivable agreement liability	12,439,485	1,638,465	—	—
Fair value change in other assets and liabilities	(2,509,840)	—	—	(1,103,012)
Payments of contingent consideration in excess of acquisition date fair value	(4,070,549)	—	—	—
Deferred tax benefit	(12,358,025)	(4,990,989)	—	—
Change in accounts receivable	(2,890,762)	779,008	(4,614,620)	(1,534,285)
Change in related party receivable	563,084	(563,084)	—	—
Change in prepaid expenses and other	541,639	(3,579,300)	(73,533)	(394,127)
Change in operating lease ROU assets	(10,074,506)	—	—	—
Change in accounts payable	38,185	2,656,630	1,297,035	1,502,090
Change in related party payable	(309,669)	14,571,266	—	—
Change in accrued expenses and other	370,343	(12,356,519)	28,136,310	3,526,470
Change in operating lease liabilities	10,363,879	—	—	—
Change in other liabilities	1,254,000	—	—	—
Net cash provided by operating activities	28,486,704	12,935,647	8,350,215	24,176,776
Cash flows from investing activities
Purchases of property and equipment	(994,147)	(498,513)	(203,026)	(913,498)
Purchases of software	(13,729,349)	(3,375,751)	(3,842,744)	(4,884,457)
Purchases of other intangible assets	(9,550,000)	—	—	—
Acquisition of Hawk Parent, net of cash and restricted cash acquired	—	(242,599,551)	—	—
Acquisition of TriSource, net of cash and restricted cash acquired	—	(59,160,005)	—	—
Acquisition of APS Payments, net of cash and restricted cash acquired	(465,454)	(29,450,022)	—	—
Acquisition of Ventanex, net of cash and restricted cash acquired	(35,460,153)	—	—	—
Acquisition of cPayPlus, net of cash and restricted cash acquired	(7,694,632)	—	—	—
Acquisition of CPS, net of cash and restricted cash acquired	(78,086,739)	—	—	—
Net cash used in investing activities	(145,980,474)	(335,083,842)	(4,045,770)	(5,797,955)
Cash flows from financing activities
Change in line of credit	(10,000,000)	6,500,000	—	3,000,000
Issuance of long-term debt	60,425,983	210,000,000	—	—
Payments on long-term debt	(6,709,486)	(90,862,500)	(2,450,000)	(4,900,000)
Public issuance of Class A Common Stock	509,900,193	135,000,000	—	—
Repurchase of outstanding warrants	—	(38,700,000)	—	—
Repurchase of treasury shares	(1,414,732)	(4,507,544)	—	—
Issuance of warrants	—	207	—	—
Exercise of warrants	86,799,717	—	—	—
Conversion of Thunder Bridge Class A ordinary shares to Class A Common Stock	—	148,870,571	—	—
Redemption of Post-Merger Repay Units	(435,296,258)	—	—	—
Distributions to Members	(1,496,213)	(185,957)	(6,904,991)	(6,307,935)
Payment of loan costs	(1,861,817)	(6,065,465)	—	—
Payments of contingent consideration up to acquisition date fair value	(14,250,000)	—	—	—
Net cash provided by (used in) financing activities	186,097,387	360,049,312	(9,354,991)	(8,207,935)
Increase (decrease) in cash, cash equivalents and restricted cash	68,603,617	37,901,117	(5,050,546)	10,170,886
Cash, cash equivalents and restricted cash at beginning of period	$37,901,117	$ —	$23,262,058	$13,091,172
Cash, cash equivalents and restricted cash at end of period	$106,504,734	$37,901,117	$18,211,512	$23,262,058

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31, 2020 (As Restated)	From July 11, 2019 to December 31, 2019 (As Restated)	From January 1, 2019 to July 10, 2019	Year Ended December 31, 2018
	(Successor)		(Predecessor)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$11,486,760	$5,351,222	$2,929,509	$5,665,434
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Acquisition of Hawk Parent in exchange for Class A Common Stock	$ —	$220,056,226
Acquisition of Hawk Parent in exchange for amounts payable under Tax Receivable Agreement	$ —	$67,176,226
Acquisition of Hawk Parent in exchange for contingent consideration	$ —	$12,300,000
Acquisition of TriSource in exchange for contingent consideration	$1,750,000	$2,250,000
Acquisition of APS in exchange for contingent consideration	$6,580,549	$12,000,000
Acquisition of Ventanex in exchange for contingent consideration	$4,800,000
Acquisition of cPayPlus in exchange for contingent consideration	$6,500,000
Acquisition of CPS in exchange for contingent consideration	$4,500,000

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

Restatement of previously issued financial statements

On April 12, 2021, the SEC issued a statement (the “Statement”) on the accounting and reporting considerations for warrants issued by SPACs. The Statement referenced the guidance included in generally accepted accounting principles in the United States of America (“GAAP”) that entities must consider in determining whether to classify contracts that may be settled in its own stock, such as warrants, as equity or as an asset or liability.

    After considering the Statement, the Company re-evaluated its historical accounting for its warrants and concluded it must amend the accounting treatment of the public warrants and private placement warrants (collectively, the “Warrants”) outstanding and recorded on the Company’s consolidated financial statements at the time of the Business Combination. At that time, the Warrants were presented within equity and did not impact the financial statements of Hawk Parent presented in Predecessor reporting periods of the Company prior to the Business Combination. On July 27, 2020, the Company completed the redemption of all outstanding Warrants.

    The Company has concluded that the Warrants did not meet the conditions to be classified within equity under the Statement and should have been presented as a liability and marked to fair value each reporting period. The audit committee concluded that the Company’s previously issued audited financial statements as of December 31, 2019, for the period from July 11, 2019 through December 31, 2019 and as of and for the year ended December 31, 2020 and the Company’s unaudited condensed consolidated financial statements for the quarterly periods within those periods (collectively, the “Relevant Periods”) should no longer be relied upon and that is was appropriate to restate the financial statements for the Relevant Periods.  The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

As a result of the factors described above, the Company has included in this report restated financials to restate the following non-cash items:

	As of December 31, 2020			As of December 31, 2019
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Balance Sheets
Warrant liabilities	$ —	$ —	$ —	$ —	$40,815,919	$40,815,919
Total noncurrent liabilities	488,360,392	—	488,360,392	269,567,643	40,815,919	310,383,562
Total liabilities	553,796,069	—	553,796,069	321,527,080	40,815,919	362,342,999
Additional paid-in capital	604,391,167	87,283,905	691,675,072	307,914,346	(24,359,228)	283,555,118
Accumulated deficit	(88,647,808)	(87,283,905)	(175,931,713)	(53,878,460)	(16,456,691)	(70,335,151)
Total stockholders' equity	509,313,721	—	509,313,721	254,353,036	(40,815,919)	213,537,117

	For the year ended December 31, 2020			From July 11, 2019 to December 31, 2019
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Statements of Operations
Change in fair value of warrant liabilities	$ —	$(70,827,214)	$(70,827,214)	$ —	$(15,258,497)	$(15,258,497)
Total other (expense) income	(26,887,470)	(70,827,214)	(97,714,684)	(8,940,182)	(15,258,497)	(24,198,679)
(Loss) income before income tax expense	(58,897,056)	(70,827,214)	(129,724,270)	(36,551,665)	(15,258,497)	(51,810,162)
Net (loss) income	(46,539,031)	(70,827,214)	(117,366,245)	(31,560,676)	(15,258,497)	(46,819,173)
Net (loss) income attributable to the Company	(34,769,348)	(70,827,214)	(105,596,562)	(16,289,633)	(15,258,497)	(31,548,130)
Loss per Class A share:
Basic and diluted	$(0.67)		$(2.02)	$(0.46)		$(0.88)

	For the year ended December 31, 2020			From July 11, 2019 to December 31, 2019
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Statements of Cash Flows
Net loss	$(46,539,031)	$(70,827,214)	$(117,366,245)	$(31,560,676)	$(15,258,497)	$(46,819,173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	75,025,735	70,827,214	145,852,949	44,496,323	15,258,497	59,754,820
Net cash provided by operating activities	28,486,704	—	28,486,704	12,935,647	—	12,935,647
Net cash used in investing activities	(145,980,474)	—	(145,980,474)	(335,083,842)	—	(335,083,842)
Net cash provided by financing activities	186,097,387	—	186,097,387	360,049,312	—	360,049,312

The restatement had no impact on the Company’s liquidity or cash position.

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

4. Earnings per share (As Restated)

During the year ended December 31, 2020 and the period from July 11, 2019 to December 31, 2019, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all Post-Merger Repay Units and unvested restricted share awards would have been anti-dilutive.

The following table summarizes net loss attributable to the Company and the weighted average basic and basic and diluted shares outstanding:

	Year Ended December 31, 2020 (As Restated)	From July 11, 2019 to December 31, 2019 (As Restated)
Loss before income tax expense	$(129,724,270)	$(51,810,162)
Less: Net loss attributable to non-controlling interests	(11,769,683)	(15,271,043)
Income tax benefit	12,358,025	4,990,989
Net loss attributable to the Company	$(105,596,562)	$(31,548,130)

Weighted average shares of Class A common stock outstanding - basic and diluted	52,180,911	35,731,220

Loss per share of Class A common stock outstanding - basic and diluted	$(2.02)	$(0.88)

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

	Pro Forma Year Ended December 31, 2020	Pro Forma Year Ended December 31, 2019
Revenue	$170,722,730	$150,678,474
Net loss	(115,494,972)	(60,051,287)
Net loss attributable to non-controlling interests	(11,220,007)	(19,690,407)
Net loss attributable to the Company	(104,274,965)	(40,360,880)

Loss per Class A share - basic and diluted	$(2.00)	$(1.11)

6. Fair Value of Assets and Liabilities (As Restated)

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

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$91,129,888	$ —	$ —	$91,129,888
Restricted cash	15,374,846	—	—	15,374,846
Total assets	$106,504,734	$ —	$ —	$106,504,734
Liabilities:
Contingent consideration	$ —	$ —	$15,800,000	$15,800,000
Borrowings	—	256,713,396	—	256,713,396
Tax receivable agreement	—	—	229,228,105	229,228,105
Interest rate swap	—	9,312,332	—	9,312,332
Total liabilities	$ —	$266,025,728	$245,028,105	$511,053,833

	December 31, 2019 (As Restated)
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$24,617,996	$ —	$ —	$24,617,996
Restricted cash	13,283,121	—	—	13,283,121
Interest rate swap	—	555,449	—	555,449
Total assets	$37,901,117	$555,449	$ —	$38,456,566
Liabilities:
Contingent consideration	$ —	$ —	$14,250,000	$14,250,000
Borrowings	—	213,908,388	—	213,908,388
Warrant liabilities	28,895,919	11,920,000	—	40,815,919
Tax receivable agreement	—	—	67,176,226	67,176,226
Total liabilities	$28,895,919	$225,828,388	$81,426,226	$336,150,533

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

Warrant liabilities

Public warrants are classified as level 1 financial instruments, as their value is derived using quoted market prices as of the measurement date.  Private Placement Warrants are classified as level 2, which are valued using a Black-Sholes-Merton pricing model at of the measurement date.

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

15. Taxation (As Restated)

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

The components of income before income taxes are as follows:

	Year ended December 31, 2020 (As Restated)	July 11, 2019 to December 31, 2019 (As Restated)	January 1, 2019 to July 10, 2019	Year ended December 31, 2018
	(Successor)		(Predecessor)
Domestic	$(129,267,523)	$(51,540,441)	$(23,668,078)	$10,537,443
Foreign	(456,747)	(269,721)	(74,452)	—
Income (loss) before income tax expense	$(129,724,270)	$(51,810,162)	$(23,742,530)	$10,537,443

The Company recorded a provision for income tax as follows:

	Year ended December 31, 2020	July 11, 2019 to December 31, 2019	January 1, 2019 to July 10, 2019	Year ended December 31, 2018
	(Successor)		(Predecessor)
Current expense
Federal	$ —	$ —	$ —	$ —
State	—	—	—	—
Foreign	—	—	—	—
Total current expense (benefit)	$ —	$ —	$ —	$ —
Deferred expense
Federal	$(10,523,778)	$(4,343,013)	$ —	$ —
State	(1,708,969)	(575,152)	—	—
Foreign	(125,278)	(72,824)	—	—
Total deferred benefit	(12,358,025)	(4,990,989)	—	—
Income tax benefit	$(12,358,025)	$(4,990,989)	$ —	$ —

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows for the years indicated:

	Year ended December 31, 2020 (As Restated)	July 11, 2019 to December 31, 2019 (As Restated)	January 1, 2019 to July 10, 2019	Year ended December 31, 2018
	(Successor)		(Predecessor)
Federal income tax expense	21.0%	21.0%	0.0%	0.0%
State taxes, net of federal benefit	1.3%	1.1%	0.0%	0.0%
Income attributable to noncontrolling interest	(1.8%)	(6.1%)	0.0%	0.0%
Excess tax benefit related to share-based compensation	0.4%	0.4%	0.0%	0.0%
Change in fair value of warrant liabilities	(11.5%)	(6.2%)	0.0%	0.0%
Other	0.1%	(0.6%)	0.0%	0.0%
Total deferred benefit	9.5%	9.6%	0.0%	0.0%

The Company’s effective tax rate was 9.5% and 9.6% for the year ended December 31, 2020 and the period from July 11, 2019 to December 31, 2019, respectively. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate of 24% was primarily influenced by the fact that the Company is not liable for the income taxes on the portion of Hawk Parent’s earnings that are attributable to noncontrolling interests. The results for the Predecessor do not reflect income tax expense because, prior to the closing of the Business Combination, the consolidated Hawk Parent was treated as a partnership for U.S. federal and most applicable state and local income tax purposes and was not subject to corporate tax.

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

17. Quarterly Financial Information (Unaudited and As Restated)

The following tables set forth certain unaudited quarterly results of operations for the indicated periods:

	Three months ended December 31, 2020	Three months ended September 30, 2020	Three months ended June 30, 2020	Three months ended March 31, 2020
(in thousands)	(Successor as restated)
Revenue	$41,437	$37,635	$36,501	$39,463
(Loss) income from operations	(8,832)	(13,109)	(6,690)	(3,379)
Net (loss) income	(8,923)	(12,061)	(83,200)	(13,183)
Net (loss) income attributable to the Company	(9,208)	(6,763)	(79,297)	(10,330)
Earnings (loss) per Class A share:
Basic and diluted	$(0.13)	$(0.12)	$(1.90)	$(0.27)

	Three months ended December 31, 2019 (As Restated)	From July 11, 2019 to September 30, 2019	From July 1, 2019 to July 10, 2019	Three months ended June 30, 2019	Three months ended March 31, 2019
(in thousands)	(Successor)		(Predecessor)
Revenue (1)	$33,633	$23,927	$2,334	$21,686	$23,024
Income (loss) from operations	(13,464)	(14,147)	(32,536)	5,626	6,313
Net (loss) income	(30,939)	(15,880)	(32,763)	4,156	4,864
Net (loss) income attributable to the Company	(23,067)	(8,481)	(32,763)	4,156	4,864
Earnings (loss) per Class A share:
Basic and diluted (2)	$(0.62)	$(0.25)

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

In lieu of filing amended quarterly reports on Form 10-Q, the following tables represent the Company’s restated unaudited condensed consolidated financial statements for each of the quarters during the year ended December 31, 2020.  See Note 1 for additional information.

The following tables represent the reconciliation of the restatement of our unaudited interim condensed consolidated financial statements for the periods indicated.

	As of March 31, 2020			As of June 30, 2020			As of September 30, 2020
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Unaudited Consolidated Balance Sheets
Warrant liabilities	$ —	$45,543,718	$45,543,718	$ —	$38,062,930	$38,062,930	$ —	$ —	$ —
Total noncurrent liabilities	311,648,710	45,543,718	357,192,428	363,159,756	38,062,930	401,222,686	474,737,189	—	474,737,189
Total liabilities	378,395,096	45,543,718	423,938,814	422,492,654	38,062,930	460,555,584	531,069,878	—	531,069,878
Additional paid-in capital	314,971,234	(22,188,932)	292,782,302	474,608,423	51,961,378	526,569,801	609,914,694	87,283,905	697,198,599
Accumulated deficit	(57,310,504)	(23,354,786)	(80,665,290)	(69,938,145)	(90,024,308)	(159,962,453)	(79,441,366)	(87,283,905)	(166,725,271)
Total stockholders' equity	252,334,809	(45,543,718)	206,791,091	397,793,240	(38,062,930)	359,730,310	521,214,889	—	521,214,889

	For the three months ended
	March 31, 2020			June 30, 2020			September 30, 2020
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Unaudited Consolidated Statements of Operations
Change in fair value of warrant liabilities	$ —	$(6,898,095)	$(6,898,095)	$ —	$(66,669,522)	$(66,669,522)	$ —	$2,740,403	$2,740,403
Total other (expense) income	(4,020,700)	(6,898,095)	(10,918,795)	(13,737,414)	(66,669,522)	(80,406,936)	(5,074,496)	2,740,403	(2,334,093)
(Loss) income before income tax expense	(7,400,035)	(6,898,095)	(14,298,130)	(20,427,326)	(66,669,522)	(87,096,848)	(18,183,863)	2,740,403	(15,443,460)
Net (loss) income	(6,284,443)	(6,898,095)	(13,182,538)	(16,530,700)	(66,669,522)	(83,200,222)	(14,801,004)	2,740,403	(12,060,601)
Net (loss) income attributable to the Company	(3,432,044)	(6,898,095)	(10,330,139)	(12,627,641)	(66,669,522)	(79,297,163)	(9,503,222)	2,740,403	(6,762,819)
Loss per Class A share:
Basic and diluted	$(0.09)		$(0.27)	$(0.30)		$(1.90)	$(0.16)		$(0.12)

	For the six months ended June 30, 2020			For the nine months ended September 30, 2020
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Unaudited Consolidated Statements of Operations
Change in fair value of warrant liabilities	$ —	$(73,567,617)	$(73,567,617)	$ —	$(70,827,214)	$(70,827,214)
Total other (expense) income	(17,758,114)	(73,567,617)	(91,325,731)	(22,832,610)	(70,827,214)	(93,659,824)
(Loss) income before income tax expense	(27,827,361)	(73,567,617)	(101,394,978)	(46,011,224)	(70,827,214)	(116,838,438)
Net (loss) income	(22,815,143)	(73,567,617)	(96,382,760)	(37,616,147)	(70,827,214)	(108,443,361)
Net (loss) income attributable to the Company	(16,059,685)	(73,567,617)	(89,627,302)	(25,562,906)	(70,827,214)	(96,390,120)
Loss per Class A share:
Basic and diluted	$(0.40)		$(2.26)	$(0.56)		$(2.10)

	For the three months ended March 31, 2020			For the six months ended June 30, 2020			For the nine months ended September 30, 2020
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Unaudited Consolidated Statements of Cash Flows
Net loss	$(6,284,443)	$(6,898,095)	$(13,182,538)	$(22,815,143)	$(73,567,617)	$(96,382,760)	$(37,616,147)	$(70,827,214)	$(108,443,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	14,855,588	6,898,095	21,753,683	32,232,902	73,567,617	105,800,519	44,327,175	70,827,214	115,154,389
Net cash provided by operating activities	8,571,145	—	8,571,145	9,417,759	—	9,417,759	6,711,028	—	6,711,028
Net cash used in investing activities	(38,296,792)	—	(38,296,792)	(43,728,473)	—	(43,728,473)	(55,175,743)	—	(55,175,743)
Net cash provided by financing activities	36,215,853	—	36,215,853	176,118,827	—	176,118,827	203,242,483	—	203,242,483

18. Subsequent events

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the date the consolidated financial statements were available to be issued.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, solely as a result of the material weakness in internal controls related to the restatement described below.

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

During the year ended December 31, 2020, the Company identified inappropriate system access controls over the contract maintenance process.  These controls were not designed to prevent or detect unauthorized changes to contract information, which ultimately led the Company to conclude that this was a material weakness.  The Company remediated this control matter in the fourth quarter of 2020 through the implementation of additional detective, compensating controls over all entries to contract information, and we have tested these enhancements to our internal controls for operating effectiveness.  As of December 31, 2020, the aforementioned material weakness was considered to be remediated and did not lead to any adjustments to previously reported or current financial information.

Our management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management concluded that, at the time of the filing of the original 2020 Form 10-K, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Our internal control over financial reporting, specifically the review controls over the evaluation of complex, non-routine transactions, were not sufficient to detect the proper accounting and reporting for the public warrants and private placement warrants previously issued by Thunder Bridge (collectively, the “Warrants”), which were outstanding and recorded on our consolidated financial statements at the time of the Business Combination. Management identified this error when the Securities and Exchange Commission issued a statement (the “Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies on April 12, 2021. The Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to the Warrants. This control deficiency resulted in the Company having to restate certain of our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and the quarterly periods included therein, and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Amendment No. 2 are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Amendment No. 2 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts relating to the system access material weakness described above, during the quarter ended December 31, 2020, no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

As the circumstances that led to the restatement described in this Amendment No. 2 had not yet been identified at December 31, 2020, remediation actions relating to the restatement material weakness were not started until after the quarter ended December 31, 2020. Since the restatement, management has implemented remediation steps to address that material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. We can offer no assurance that these initiatives will ultimately have the intended effects.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1) Financial Statements

The following Consolidated Financial Statements of Repay Holdings Corporation and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this report.

Reports of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets as of December 31, 2020 and 2019	48

Consolidated Statements of Operations for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	49

Consolidated Statements of Comprehensive Income for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	50

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	51

Consolidated Statements of Cash Flows for the year ended December 31, 2020, the periods ended December 31, 2019 and July 10, 2019, and the year ended December 31, 2018	52

Notes to Consolidated Financial Statements	54
(2)	Financial Statement Schedules

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

10.11+

Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC (as assignee of M & A Ventures, LLC) and John Morris (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K/A (File No. 001-38531), filed with the SEC on April 23, 2021).

10.12+

Employment Agreement, dated January 21, 2019, between M & A Ventures, LLC and Shaler Alias (incorporated by reference to Exhibit 10.25 of the Company’s Form S-4 (Registration No. 333-229616), filed with the SEC on February 12, 2019).

10.13+

Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC (as assignee of M & A Ventures, LLC) and Shaler Alias (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K/A (File No. 001-38531), filed with the SEC on April 23, 2021).

10.14+

Employment Agreement, dated January 21, 2019, between M & A Ventures, LLC and Timothy J. Murphy (incorporated by reference to Exhibit 10.26 of the Company’s Form S-4 (Registration No. 333-229616), filed with the SEC on February 12, 2019).

10.15+

Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC (as assignee of M & A Ventures, LLC) and Timothy J. Murphy (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K/A (File No. 001-38531), filed with the SEC on April 23, 2021).

10.16+

Employment Agreement dated September 1, 2019, between Repay Management Services LLC and Tyler B. Dempsey (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K/A (File No. 001-38531), filed with the SEC on April 23, 2021).

10.17+

Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC and Tyler B. Dempsey (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K/A (File No. 001-38531), filed with the SEC on April 23, 2021).

10.18+

Employment Agreement, dated January 21, 2019, between M & A Ventures, LLC and Michael F. Jackson (incorporated by reference to Exhibit 10.29 of the Company’s Form S-4 (Registration No. 333-229616), filed with the SEC on February 12, 2019).

10.19+

Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC (as assignee of M & A Ventures, LLC) and Michael F. Jackson (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K/A (File No. 001-38531), filed with the SEC on April 24, 2021).

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

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K (File No.001-38531), filed with the SEC on March 1, 2021).
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Repay Holdings Corporation

May 10, 2021	By:	/s/ John Morris
John Morris
Chief Executive Officer