Form 10-Q
period 2021-03-31
Repay Holdings Corp
filed 2021-05-10
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, there are 80,445,630 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 2,338,605 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of May 5, 2021, the holders of such outstanding shares of Class V common stock also hold 7,959,160 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended March 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, the expected timing and benefits of the BillingTree acquisition, the impact of the restatement, the expected impact of the COVID-19 pandemic, the expected demand on our product offering, including further implementation of electronic payment options and statements regarding our market and growth opportunities, the expected benefits of our other recent acquisitions, our financial performance, our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to: exposure to economic conditions and political risk affecting the consumer loan market and consumer and commercial spending; the impacts of the ongoing COVID-19 coronavirus pandemic and the actions taken to control or mitigate its spread; a delay or failure to integrate and realize the benefits of our recent acquisitions and any difficulties associated with operating in the markets in which we have limited experience; changes in the payment processing market in which we compete, including with respect to its competitive landscape, technology evolution or regulatory changes; changes in the vertical markets that we target, including the regulatory environment applicable to our customers; risks relating to our relationships within the payment ecosystem; risk that we may not be able to execute our growth strategies, including identifying and executing acquisitions; risks relating to data security; changes in accounting policies applicable to us; the risk that we may not be able to develop and maintain effective internal controls; and those risks described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

	March 31, 2021 (Unaudited)	December 31, 2020 (As Restated)
Assets
Cash and cash equivalents	$390,921,782	$91,129,888
Accounts receivable	23,897,098	21,310,724
Prepaid expenses and other	6,078,434	6,925,115
Total current assets	420,897,314	119,365,727

Property, plant and equipment, net	1,980,100	1,628,439
Restricted cash	19,525,277	15,374,846
Customer relationships, net of amortization	272,923,320	280,887,486
Software, net of amortization	59,987,041	64,434,985
Other intangible assets, net of amortization	23,388,792	23,904,667
Goodwill	458,959,477	458,970,255
Operating lease right-of-use assets, net of amortization	9,650,463	10,074,506
Deferred tax assets	141,799,307	135,337,229
Total noncurrent assets	988,213,777	990,612,413
Total assets	$1,409,111,091	$1,109,978,140

Liabilities
Accounts payable	$14,112,412	$11,879,638
Related party payable	17,774,815	15,811,597
Accrued expenses	17,358,515	19,216,258
Current maturities of long-term debt	—	6,760,650
Current operating lease liabilities	1,562,964	1,527,224
Current tax receivable agreement	10,146,135	10,240,310
Total current liabilities	60,954,841	65,435,677

Long-term debt, net of current maturities	427,287,919	249,952,746
Noncurrent operating lease liabilities	8,470,264	8,836,655
Tax receivable agreement, net of current portion	220,237,348	218,987,795
Other liabilities	889,371	10,583,196
Total noncurrent liabilities	656,884,902	488,360,392
Total liabilities	$717,839,743	$553,796,069

Commitment and contingencies (Note 12)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized and 78,084,846 issued and outstanding as of March 31, 2021; 2,000,000,000 shares authorized and 71,244,682 issued and outstanding as of December 31, 2020	7,809	7,125
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	839,589,351	691,675,072
Accumulated other comprehensive (loss) income	—	(6,436,763)
Accumulated deficit	(191,725,614)	(175,931,713)
Total stockholders' equity	$647,871,546	$509,313,721

Equity attributable to non-controlling interests	43,399,802	46,868,350

Total liabilities and stockholders' equity and members' equity	$1,409,111,091	$1,109,978,140

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020 (As Restated)
Revenue	$47,520,496	$39,462,537
Operating Expenses
Other costs of services	12,474,808	10,771,297
Selling, general and administrative	23,393,367	18,166,191
Depreciation and amortization	17,792,994	13,904,384
Change in fair value of contingent consideration	2,648,786	—
Total operating expenses	56,309,955	42,841,872
(Loss) Income from operations	(8,789,459)	(3,379,335)
Other (expense) income
Interest expense	(1,183,357)	(3,517,785)
Loss on extinguishment of debt	(5,940,600)	—
Change in fair value of warrant liabilities	—	(6,898,095)
Change in fair value of tax receivable liability	1,042,733	(541,963)
Other income	28,147	39,048
Other loss	(9,080,410)	—
Total other (expense) income	(15,133,487)	(10,918,795)
(Loss) income before income tax expense	(23,922,946)	(14,298,130)
Income tax benefit	5,941,773	1,115,592
Net (loss) income	$(17,981,173)	$(13,182,538)
Less: Net (loss) income attributable to non-controlling interests	(2,187,272)	(2,852,399)
Net (loss) income attributable to the Company	$(15,793,901)	$(10,330,139)

Loss per Class A share:
Basic and diluted	$(0.21)	$(0.27)
Weighted-average shares outstanding:
Basic and diluted	76,602,759	37,624,829

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2021	2020 (As Restated)
Net loss	$(17,981,173)	$(13,182,538)
Other comprehensive loss, before tax
Change in fair value of designated cash flow hedges	—	(9,854,764)
Total other comprehensive loss, before tax	—	(9,854,764)
Income tax related to items of other comprehensive income:
Tax benefit on change in fair value of designated cash flow hedges	—	1,314,843
Total income tax benefit on related to items of other comprehensive income	—	1,314,843
Total other comprehensive loss, net of tax	—	(8,539,921)
Total comprehensive loss	$(17,981,173)	$(21,722,459)
Less: Comprehensive loss attributable to non-controlling interests	(2,187,272)	(7,064,061)
Comprehensive loss attributable to the Company	$(15,793,901)	$(14,658,398)

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Interests
Balance at December 31, 2019	37,530,568	$3,753	100	$-	$307,914,346	$(70,335,151)	$313,397	$237,896,345	$206,162,035
Stock-based compensation		-		-	3,522,731	-	-	3,522,731	-
Warrant exercise	308,051	31		-	3,534,157	-	-	3,534,188	-
Reclassification to warrant liabilities		-		-	(22,188,932)		-	(22,188,932)	-
Net loss		-		-	-	(10,330,139)	-	(10,330,139)	(2,852,399)
Accumulated other comprehensive (loss) income		-		-	-	-	(5,643,102)	(5,643,102)	(4,211,662)
Balance at March 31, 2020	37,838,619	$3,784	100	$-	$292,782,302	$(80,665,290)	$(5,329,705)	$206,791,091	$199,097,974

Balance at December 31, 2020	71,244,682	$7,125	100	$-	$691,675,072	$(175,931,713)	$(6,436,763)	$509,313,721	$46,868,350
Issuance of new shares	6,244,500	624		-	142,411,389	-	-	142,412,013	(313,652)
Exchange of Post-Merger Repay Units	375,000	38		-	2,158,374	-	-	2,158,412	(2,158,412)
Release of share awards vested under Equity Plan	220,664	22		-	(22)	-	-	-	-
Treasury shares repurchased	-	-			(1,821,942)	-	-	(1,821,942)	3,995
Stock-based compensation	-	-		-	5,171,544	-	-	5,171,544	(20,945)
Valuation allowance on Ceiling Rule DTA	-	-		-	(5,064)	-	-	(5,064)	-
Net loss	-	-		-	-	(15,793,901)	-	(15,793,901)	(2,187,272)
Accumulated other comprehensive income	-	-		-	-	-	6,436,763	6,436,763	1,207,738
Balance at March 31, 2021	78,084,846	$7,809	100	$-	$839,589,351	$(191,725,614)	$-	$647,871,546	$43,399,802

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020 (As Restated)
Cash flows from operating activities
Net loss	$(17,981,173)	$(13,182,538)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,792,994	13,904,384
Stock based compensation	5,150,599	3,522,731
Amortization of debt issuance costs	535,536	332,990
Loss on extinguishment of debt	5,940,600	—
Loss on sale of interest rate swaps	9,317,243	—
Fair value change in warrant liabilities	—	6,898,095
Fair value change in tax receivable agreement liability	(1,042,733)	541,963
Fair value change in other assets and liabilities	2,648,786	(4,531)
Deferred tax expense	(5,941,773)	(1,116,093)
Change in accounts receivable	(2,586,374)	242,818
Change in related party receivable	—	563,084
Change in prepaid expenses and other	846,681	(10,964)
Change in operating lease ROU assets	424,043	—
Change in accounts payable	2,232,774	1,149,433
Change in related party payable	(685,568)	(160,321)
Change in accrued expenses and other	(1,857,743)	(4,109,906)
Change in operating lease liabilities	(330,651)	—
Change in other liabilities	(9,693,825)	—
Net cash provided by operating activities	4,769,416	8,571,145
Cash flows from investing activities
Purchases of property and equipment	(640,467)	(366,694)
Purchases of software	(4,576,203)	(2,409,074)
Acquisition of Ventanex, net of cash and restricted cash acquired	—	(35,521,024)
Acquisition of CPS, net of cash and restricted cash acquired	10,778	—
Net cash used in investing activities	(5,205,892)	(38,296,792)
Cash flows from financing activities
Change in line of credit	—	(10,000,000)
Issuance of long-term debt	440,000,000	46,000,000
Payments on long-term debt	(262,653,996)	(1,562,500)
Public issuance of Class A Common Stock	142,098,361	—
Repurchase of treasury shares	(1,817,947)	—
Exercise of warrants	—	3,534,188
Payment of loan costs	(13,247,617)	(1,755,835)
Net cash provided by financing activities	304,378,801	36,215,853
Increase in cash, cash equivalents and restricted cash	303,942,325	6,490,206
Cash, cash equivalents and restricted cash at beginning of period	$106,504,734	$37,901,117
Cash, cash equivalents and restricted cash at end of period	$410,447,059	$44,391,323

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$647,821	$3,184,795
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Valuation adjustment to contingent consideration for APS acquisition	$—	$6,580,549
Acquisition of Ventanex in exchange for contingent consideration	$—	$10,800,000

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

Throughout this section, unless otherwise noted or unless the context otherwise requires, the terms “we”, “us”, “Repay” and the “Company” and similar references refer (1) before the Business Combination, to Hawk Parent and its consolidated subsidiaries and (2) from and after the Business Combination, to Repay Holdings Corporation and its consolidated subsidiaries. Throughout this section, unless otherwise noted or unless the context otherwise requires, “Thunder Bridge” refers to Thunder Bridge Acquisition. Ltd. prior to the consummation of the Business Combination. Thunder Bridge issued public warrants and private placement warrants (collectively, the “Warrants”), which were outstanding and recorded on the Company’s consolidated financial statements at the time of the Business Combination. On July 27, 2020, the Company completed the redemption of all outstanding Warrants.

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

Restatement of previously issued financial statements

On April 12, 2021, the Securities and Exchange Commission (the “SEC”) issued a statement (the “Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Statement referenced the guidance included in generally accepted accounting principles in the United States of America (“GAAP”) that entities must consider in determining whether to classify contracts that may be settled in its own stock, such as warrants, as equity or as an asset or liability. After considering the Statement, the Company re-evaluated its historical accounting for the Warrants and concluded it must amend the accounting treatment of the Warrants, which were recorded to the Company’s consolidated financial statements at the time of the Business Combination. At that time, the Warrants were presented within equity and did not impact any reporting periods prior to the Business Combination. The Company’s management concluded that the Warrants include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity. Management, after consultation with the audit committee and our independent registered accounting firm, concluded that our previously issued audited financial statements as of December 31, 2019, for the period from July 11, 2019 through December 31, 2019 and as of and for the year ended December 31, 2020 and the Company’s unaudited condensed consolidated financial statements for the quarterly periods within those periods (the “Relevant Periods”) should no longer be relied upon. The Company has filed an amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) restating the financial statements for the Relevant Periods (including the quarter ended March 31, 2020), as set forth in the Statement. The notes included herein should be read in conjunction with the restated financial reports included in the 2020 Form 10-K. This Quarterly Report on Form 10-Q reflects the restated financials for the quarter ended March 31, 2020.  The Warrants were no longer outstanding as of the end of 2020, and therefore, the change in accounting policy triggered by the restatement has no impact on the financial statements for the quarter ended March 31, 2021 included in this Quarterly Report on Form 10-Q.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The Company has reflected in this Quarterly Report on Form 10-Q restated financials as of December 31, 2020 and March 31, 2020 and for the quarter ended March 31, 2020 to restate the following non-cash items:

	As of December 31, 2020			As of March 31, 2020 (Unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Balance Sheets
Warrant liabilities	$—	$—	$—	$—	$45,543,718	$45,543,718
Total noncurrent liabilities	488,360,392	—	488,360,392	311,648,710	45,543,718	357,192,428
Total liabilities	553,796,069	—	553,796,069	378,395,096	45,543,718	423,938,814
Additional paid-in capital	604,391,167	87,283,905	691,675,072	314,971,234	(22,188,932)	292,782,302
Accumulated deficit	(88,647,808)	(87,283,905)	(175,931,713)	(57,310,504)	(23,354,786)	(80,665,290)
Total stockholders' equity	509,313,721	—	509,313,721	252,334,809	(45,543,718)	206,791,091

	For the three months ended March 31, 2020
	As Reported	Adjustments	As Restated
Unaudited Consolidated Statements of Operations
Change in fair value of warrant liabilities	$—	$(6,898,095)	$(6,898,095)
Total other (expense) income	(4,020,700)	(6,898,095)	(10,918,795)
(Loss) income before income tax expense	(7,400,035)	(6,898,095)	(14,298,130)
Net (loss) income	(6,284,443)	(6,898,095)	(13,182,538)
Net (loss) income attributable to the Company	(3,432,044)	(6,898,095)	(10,330,139)
Loss per Class A share:
Basic and diluted	$(0.09)		$(0.27)

	For the three months ended March 31, 2020
	As Reported	Adjustments	As Restated
Unaudited Consolidated Statements of Cash Flows
Net loss	$(6,284,443)	$(6,898,095)	$(13,182,538)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	14,855,588	6,898,095	21,753,683
Net cash provided by operating activities	8,571,145	—	8,571,145
Net cash used in investing activities	(38,296,792)	—	(38,296,792)
Net cash provided by financing activities	36,215,853	—	36,215,853

The restatement had no impact on the Company’s liquidity or cash position.

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements

These unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the periods ended December 31, 2020 and 2019, which are included in the 2020 Form 10-K.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with GAAP and with instructions to Form 10-Q and Rule 10-01 of SEC Regulation S-X as they apply to interim financial information. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading.

The interim consolidated financial statements are unaudited, but in the Company’s opinion include all adjustments of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments, operations and cash flows as of and for the periods presented. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Principles of Consolidation

The consolidated financial statements include the accounts of Repay Holdings Corporation, the majority-owned Hawk Parent Holdings LLC and its wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Services LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC (“PaidSuite”), Marlin Acquirer, LLC (“Paymaxx”), REPAY International LLC, REPAY Canada Solutions ULC, TriSource Solutions, LLC (“TriSource”), Mesa Acquirer, LLC, CDT Technologies LTD, Viking GP Holdings, LLC, cPayPlus, LLC, CPS Payment Services, LLC, Media Payments, LLC and Custom Payment Systems, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Adopted Accounting Pronouncements

Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within Income Taxes (Topic 740), and clarifies certain aspects of the current guidance to promote consistency among reporting entities, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.

The Company adopted ASU 2019-12 as of January 1, 2021, using a modified retrospective transition approach. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements or related disclosures.

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity, which made targeted improvements to an issuer’s accounting for convertible instruments under Accounting Standards Codification (“ASC”) Topic No. 470 Debt, and the derivative scope exception for contracts in an entity’s own equity under ASC Topic No. 815 Derivatives and Hedging. Specifically, ASU 2020-06 reduces the number of accounting models that exist under GAAP as well as the number of settlement conditions which will likely result in more convertible instruments being accounted for as a single unit of account, a reduction in the amount of interest expense recognized for convertible debt, and more embedded derivatives meeting the derivative scope exception. In addition, ASU 2020-06 amends ASC Topic No. 260 Earnings Per Share, which will result in more dilutive earnings per share results.

ASU 2020-06 is effective for public companies beginning January 1, 2022, including interim periods within the fiscal years after the adoption date. Early adoption is also permitted beginning January 1, 2021, including interim periods within those fiscal years.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The Company early adopted ASU 2020-06 as of January 1, 2021. The Company issued the 0.00% Convertible Senior Notes due 2026 (“2026 Notes”) in January 2021, which resulted in recognition of $440.0 million in noncurrent long-term debt of and $11.4 million in debt issuance cost. In determining the impact of the 2026 Notes on the Company’s diluted earnings per share calculations, the Company will apply the if-converted method. For additional information and required disclosures related to 2026 Notes, see Note 10. Borrowings.

3. Revenue

For the Company’s accounting policies for recognizing revenue and contract costs, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 3. Revenue to the Company’s Notes to Consolidated Financial Statements in Part II, Item 8 of the 2020 Form 10-K.

Disaggregation of revenue

The table below presents a disaggregation of revenue by direct and indirect relationships for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Revenue
Direct relationships	$46,971,894	$38,715,624
Indirect relationships	548,602	746,913
Total Revenue	$47,520,496	$39,462,537

4. Earnings Per Share

During the three months ended March 31, 2021 and 2020, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested restricted share awards and convertible debt conversion would have been anti-dilutive.

The following table summarizes net loss attributable to the Company and the weighted average basic and basic and diluted shares outstanding:

	Three Months Ended March 31,
	2021	2020 (As Restated)
Loss before income tax expense	$(23,922,946)	$(14,298,130)
Less: Net loss attributable to non-controlling interests	(2,187,272)	(2,852,399)
Income tax benefit	5,941,773	1,115,592
Net loss attributable to the Company	$(15,793,901)	$(10,330,139)

Weighted average shares of Class A common stock outstanding - basic and diluted	76,602,759	37,624,829

Loss per share of Class A common stock outstanding - basic and diluted	$(0.21)	$(0.27)

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

For the three months ended March 31, 2021 and 2020, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

Post-Merger Repay Units exchangeable for Class A common stock	7,959,160	29,505,623
Earnout Post-Merger Repay Units exchangeable for Class A common stock	—	—
Dilutive warrants exercisable for Class A common stock	—	1,925,108
Unvested restricted share awards of Class A common stock	2,939,545	2,905,053
2026 Notes convertible for Class A common stock	13,095,238	—
Share equivalents excluded from earnings (loss) per share	23,993,943	34,335,784

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

5. Business Combinations

Ventanex

On February 10, 2020, the Company acquired all of the ownership interests of CDT Technologies, LTD d/b/a Ventanex (“Ventanex”). Under the terms of the securities purchase agreement between Repay Holdings, LLC and the direct and indirect owners of CDT Technologies, LTD (“Ventanex Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $36 million in cash. In addition to the closing consideration, the Ventanex Purchase Agreement contains a performance-based earnout (the “Ventanex Earnout Payment”), which was based on future results of the acquired business and could result in an additional payment to the former owners of Ventanex of up to $14 million. The Ventanex acquisition was financed with a combination of cash on hand and committed borrowing capacity under the Company’s existing credit facility. The Ventanex Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owners of Ventanex, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the purchase consideration paid to the selling members of Ventanex:

Cash consideration	$35,939,129
Contingent consideration (1)	4,800,000
Total purchase price	$40,739,129

(1)

Reflects the fair value of the Ventanex Earnout Payment, the contingent consideration to be paid to the selling members of Ventanex, pursuant to the Ventanex Purchase Agreement as of February 10, 2020. The selling partners of Ventanex will have the contingent earn-out right to receive a payment of up to $14.0 million dependent upon the Gross Profit, as defined in the Ventanex Purchase Agreement, for the years ended December 31, 2020 and 2021. In February 2021, the Company paid the sellers of Ventanex $0.9 million, pursuant to the terms of the Ventanex Purchase Agreement. As of March 31, 2021, the Ventanex earnout was $4.6 million, which resulted in a $0.7 million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the three months ended March 31, 2021.

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

cPayPlus

On July 23, 2020, the Company acquired all of the ownership interests of cPayPlus. Under the terms of the securities purchase agreement between Repay Holdings, LLC and the direct and indirect owners of cPayPlus. (“cPayPlus Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $8.0 million in cash. In addition to the closing consideration, the cPayPlus Purchase Agreement contains a performance-based earnout (the “cPayPlus Earnout Payment”), which was based on future results of the acquired business and could result in an additional payment to the former owners of cPayPlus of up to $8.0 million in the third quarter of 2021. The cPayPlus acquisition was financed with cash on hand. The cPayPlus Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owners of cPayPlus, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the selling members of cPayPlus:

Cash consideration	$7,956,963
Contingent consideration (1)	6,500,000
Total purchase price	$14,456,963

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

(1)

Reflects the fair value of the cPayPlus Earnout Payment, the contingent consideration to be paid to the selling members of cPayPlus, pursuant to the cPayPlus Purchase Agreement as of July 23, 2020. The selling partners of cPayPlus will have the contingent earn-out right to receive a payment of up to $8.0 million dependent upon the Gross Profit, as defined in the cPayPlus Purchase Agreement, in the third quarter of 2021. As of March 31, 2021, the cPayPlus earnout was $7.8 million, which resulted in a $1.3 million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the three months ended March 31, 2021.

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

CPS

On November 2, 2020, the Company acquired all of the ownership interests of CPS Payment Services, LLC, Media Payments, LLC (“MPI”), and Custom Payment Systems, LLC (collectively, “CPS”). Under the terms of the securities purchase agreement between Repay Holdings, LLC and the direct and indirect owners of CPS. (“CPS Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $78.0 million in cash. In addition to the closing consideration, the CPS Purchase Agreement contains a performance-based earnout (the “CPS Earnout Payment”), which was based on future results of the acquired business and could result in an additional payment to the former owners of CPS of up to $15.0 million in two separate earnouts. The CPS acquisition was financed with cash on hand. The CPS Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owners of CPS, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the selling members of CPS:

Cash consideration	$83,886,556
Contingent consideration (1)	4,500,000
Total purchase price	$88,386,556

(1)

Reflects the fair value of the CPS Earnout Payment, the contingent consideration to be paid to the selling members of CPS, pursuant to the CPS Purchase Agreement as of November 2, 2020. The selling partners of CPS will have the contingent earnout right to receive a payment of up to $15.0 million in two separate earnouts, dependent upon the Gross Profit, as defined in the CPS Purchase Agreement. As of March 31, 2021, the CPS earnout was $5.1 million, which resulted in a $0.6 million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the three months ended March 31, 2021.

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

Transaction Expenses

The Company incurred transaction expenses of $1.6 million for the three months ended March 31, 2021, respectively, related to the Ventanex, cPayPlus and CPS acquisitions. The Company incurred transaction expenses of $1.0 million for the three months ended March 31, 2020, related to the Ventanex acquisition.

Pro Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis give effect to the Ventanex, cPayPlus and CPS acquisitions as if the transactions had occurred on January 1, 2020. The unaudited pro forma information reflects adjustments for the issuance of the Company’s common stock, debt incurred in connection with the transactions, the impact of the fair value of intangible assets acquired and related amortization and other adjustments the Company believes are reasonable for the pro forma presentation. In addition, the pro forma earnings exclude acquisition-related costs.

	Three Months Ended March 31, 2021	Pro Forma Three Months Ended March 31, 2020
Revenue	$47,520,496	$43,785,775
Net loss	(17,981,173)	(13,116,365)
Net loss attributable to non-controlling interests	(2,187,272)	(2,824,118)
Net loss attributable to the Company	(15,793,901)	(10,292,246)

Loss per Class A share - basic and diluted	$(0.21)	$(0.27)

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

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$390,921,782	$—	$—	$390,921,782
Restricted cash	19,525,277	—	—	19,525,277
Total assets	$410,447,059	$—	$—	$410,447,059
Liabilities:
Contingent consideration	$—	$—	$17,500,000	$17,500,000
Borrowings	—	427,287,919	—	427,287,919
Tax receivable agreement	—	—	230,383,483	230,383,483
Total liabilities	$—	$427,287,919	$247,883,483	$675,171,402

	December 31, 2020 (As Restated)
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$91,129,888	$—	$—	$91,129,888
Restricted cash	15,374,846	—	—	15,374,846
Total assets	$106,504,734	$—	$—	$106,504,734
Liabilities:
Contingent consideration	$—	$—	$15,800,000	$15,800,000
Borrowings	—	256,713,396	—	256,713,396
Tax receivable agreement	—	—	229,228,105	229,228,105
Interest rate swap	—	9,312,332	—	9,312,332
Total liabilities	$—	$266,025,728	$245,028,105	$511,053,833

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

Restricted Cash

Restricted cash is classified within Level 1 of the fair value hierarchy, under ASC 820, Fair Value Measurements (“ASC 820”), as the primary component is cash that is used as collateral for debts. The carrying amounts of the Company’s restricted cash approximate their fair values due to the highly liquid nature.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

The Company used a discount rate to determine the present value, based on a risk-free rate adjusted for a credit spread, of the contingent consideration in the simulation approach. A range of 4.6% to 4.7% and weighted average of 4.6% was applied to the simulated contingent consideration payments, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date.

The following table provides a rollforward of the contingent consideration related to previous business acquisitions. Refer to Note 5 for more details.
	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$15,800,000	$14,250,000
Measurement period adjustment	—	6,580,549
Purchases	—	10,800,000
Payments	(948,786)	—
Accretion expense	—	—
Valuation adjustment	2,648,786	—
Balance at end of period	$17,500,000	$31,630,549

Borrowings

The carrying value of the Company’s 2026 Notes and term loan is net of unamortized debt discount and debt issuance costs. The fair value of the Company’s borrowings was determined using a discounted cash flow model based on observable market factors, such as changes in credit spreads for comparable benchmark companies and credit factors specific to us. The fair value of Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the inputs to the discounted cash flow model are generally observable and do not contain a high level of subjectivity. See Note 10 for further discussion on borrowings.

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

The Company used a discount rate, also referred to as the early termination rate, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 1.28% was applied to the forecasted TRA payments at March 31, 2021, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance increased as a result of exchanges of Post-Merger Repay Units for Class A common stock pursuant to the Exchange Agreement entered into upon completion of the Business Combination (the “Exchange Agreement”). In addition, the TRA balance was adjusted by $1 million through accretion expense and a valuation adjustment, related to a decrease in the discount rate, which was 1.34% as of December 31, 2020.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The following table provides a rollforward of the TRA related to the Business Combination and subsequent acquisition and exchanges of Post-Merger Repay Units. See Note 15 for further discussion on the TRA.

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$229,228,105	$67,176,226
Purchases	2,198,111	—
Payments	—	—
Accretion expense	806,375	541,963
Valuation adjustment	(1,849,108)	—
Balance at end of period	$230,383,483	$67,718,189

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

As of March 31, 2021, both interest rate swaps were settled.

7. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2021	2020
Furniture, fixtures, and office equipment	$1,506,085	$1,112,702
Computers	1,980,757	1,733,672
Leasehold improvements	340,333	340,333
Total	3,827,175	3,186,707
Less: Accumulated depreciation and amortization	1,847,075	1,558,268
	$1,980,100	$1,628,439

Depreciation expense for property and equipment was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of March 31, 2021, the indefinite-lived intangible assets consist of trade names of $22.2 million, and this balance consists of six trade names, arising from the acquisitions of Hawk Parent, TriSource, APS Payments (“APS”), Ventanex, cPayPlus and CPS.

Definite-lived intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Customer relationships	$308,450,000	$47,320,995	$261,129,005	8.39
Channel relationships	12,550,000	755,685	11,794,315	9.40
Software costs	109,198,942	49,211,901	59,987,041	1.53
Non-compete agreements	4,270,000	3,111,208	1,158,792	1.27
Balance as of March 31, 2021	$434,468,942	$100,399,789	$334,069,153	6.62

Customer relationships	$308,450,000	$39,920,578	$268,529,422	8.64
Channel relationships	12,550,000	191,936	12,358,064	9.65
Software costs	104,715,101	40,280,116	64,434,985	1.85
Non-compete agreements	4,270,000	2,595,333	1,674,667	1.52
Balance as of December 31, 2020	$429,985,101	$82,987,963	$346,997,138	6.95

The Company’s amortization expense for intangible assets was $17.5 million and $13.7 million for the three months ended March 31, 2021 and 2020, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

Year Ending December 31,	Estimated Future Amortization Expense
2021	$45,556,445
2022	58,105,482
2023	39,879,266
2024	32,577,868
2025	32,254,856
2026	32,242,778
Thereafter	93,452,457

9. Goodwill

The following table presents changes to goodwill for the three months ended March 31, 2021 and 2020.

Total
Balance at December 31, 2020	$458,970,255
Acquisitions	—
Dispositions	—
Impairment Loss	—
Measurement period adjustment	(10,778)
Balance at March 31, 2021	$458,959,477

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The Company has only one operating segment and, based on the criteria outlined in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), only one reporting unit that needs to be tested for goodwill impairment. Accordingly, goodwill was reviewed for impairment at the consolidated entity level. Based on the qualitative factors described in ASC 350, the Company concluded that goodwill was not impaired as of March 31, 2021.

10. Borrowings

Successor Credit Agreement

The Company entered into a Revolving Credit and Term Loan Agreement (as the “Successor Credit Agreement”) on July 11, 2019, with Truist Bank (formerly SunTrust Bank) and the other lenders party thereto, which provided a revolving credit facility (the “Revolving Credit Facility”), a term loan A (the “Term Loan”), and a delayed draw term loan at a variable interest rate  (the “Delayed Draw Term Loan”). The Successor Credit Agreement provided for an aggregate revolving commitment of $20.0 million at a variable interest rate.

On February 10, 2020, as part of the financing for the acquisition of Ventanex, the Company entered into an agreement with Truist Bank and other members of its existing bank group to amend and upsize its previous credit agreement from $230.0 million to $346.0 million. The Successor Credit Agreement is collateralized by substantially all of the Company’s assets, and includes restrictive qualitative and quantitative covenants, as defined in the Successor Credit Agreement.

  On January 20, 2021, the Company used a portion of the proceeds from the 2026 Notes to prepay in full the entire amount of the outstanding Term Loans under the Successor Credit Agreement. The Company also terminated in full all outstanding Delayed Draw Term Loan commitments under such credit facilities.

Amended Credit Agreement

On February 3, 2021, the Company announced the closing of a new undrawn $125 million senior secured revolving credit facility through Truist Bank. The Amended Credit Agreement replaces the Company’s Successor Credit Agreement, which included an undrawn $30 million Revolving Credit Facility. The Company was in compliance with its restrictive covenants under the Amended Credit Agreement at March 31, 2021.

The Amended Credit Agreement provides for a Revolving Credit Facility of $125.0 million. As of March 31, 2021, the Company had $0.0 million drawn against the Revolving Credit Facility. The Company paid $97,222 and $42,361 in fees related to unused commitments for the three months ended March 31, 2021 and 2020, respectively. The Company’s interest expense on the line of credit totaled $0 and $62,008 for the three months ended March 31, 2021 and 2020, respectively.

Convertible Senior Debt

On January 19, 2021, the Company issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 in a private placement. The conversion rate of any 2026 Notes will initially be 29.7619 shares of Class A common stock per $1,000 principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $33.60 per share of Class A common stock). Upon conversion of the 2026 Notes, the Company may choose to pay or deliver cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed. During the three months ended March 31, 2021, the conversion contingencies of the 2026 Notes were not met, and the conversion terms of the 2026 Notes were not significantly changed.

At March 31, 2021 and December 31, 2020, total borrowings under the Successor Credit Agreement, Amended Credit Agreement, and 2026 Notes consisted of the following, respectively:

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

	March 31, 2020	December 31, 2020
Non-current indebtedness:
Term Loan	$—	$262,653,996
Revolving Credit Facility	—	—
Convertible Senior Debt	440,000,000	—
Total borrowings under credit facility and convertible senior debt (1)	440,000,000	262,653,996
Less: Current maturities of long-term debt (2)	—	6,760,650
Less: Long-term loan debt issuance cost (3)	12,712,081	5,940,600
Total non-current borrowings	$427,287,919	$249,952,746

(1)	The Term Loan, Delayed Draw Term Loan and Revolving Credit Facility bear interest, at variable rates, which were 3.65% at December 31, 2020.
(2)

Pursuant to the terms of the Amended Credit Agreement, the Company is required to make quarterly principal payments equal to 0.625% of the initial principal amount of the Term Loan and Delayed Draw Term Loan (collectively the “Term Loans”).

(3)

The Company incurred $0.5 million    of interest expense for the amortization of deferred debt issuance costs for the three months ended March 31, 2021. The Company incurred $1.4 million for the year ended December 31, 2020.

Following is a summary of principal maturities of long‑term debt for each of the next five years ending December 31 and in the aggregate:

2021	$—
2022	—
2023	—
2024	—
2025	—
2026	440,000,000
$440,000,000

The Company incurred interest expense on the Term Loans of   $3.2 million for the three months ended March 31, 2020.

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

In October 2019, the Company entered into a $140.0 million notional, five-year interest rate swap agreement, with Regions Bank, to hedge changes in cash flows attributable to interest rate risk on $140.0 million of its variable-rate term loan. This agreement involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount. This interest rate swap was designated for accounting purposes as a cash flow hedge. As such, changes in the interest rate swap’s fair value are deferred in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and are subsequently reclassified into interest expense in each period that a hedged interest payment is made on the Company’s variable-rate term loan. Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense was $0.1 million for the three months ended March 31, 2020.

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

Both interest rate swaps were settled as of March 31, 2021, with realized loss of $9.3 million recorded in Other loss in the Consolidated Statements of Operations during the three months ended March 31, 2021.

12. Commitments and Contingencies

The Company has commitments under operating leases for real estate leased from third parties under non-cancelable operating leases. A right-of-use (“ROU”) asset and lease liability is recorded on the Consolidated Balance Sheet for all leases except those with an original lease term of twelve months or less. The Company’s leases typically have lease terms between three years and ten years, with the longest lease term having an expiration date in 2029. Most of these leases include one or more renewal options for six years or less, and certain leases also include lessee termination options. At lease commencement, the Company assesses whether it is reasonably certain to exercise a renewal option, or reasonably certain not to exercise a termination option, by considering various economic factors. Options that are reasonably certain of being exercised are factored into the determination of the lease term, and related payments are included in the calculation of the ROU asset and lease liability.

The components of lease cost are presented in the following table:

Three Months Ended March 31, 2021
Components of total lease costs:
Operating lease cost	$540,639
Short-term lease cost	12,450
Variable lease cost	—
Total lease cost	$553,089

Amounts reported in the Consolidated Balance Sheets were as follows:

	March 31, 2021	December 31, 2020
Operating leases:
ROU assets	$9,650,463	$10,074,506
Lease liability, current	1,562,964	1,527,224
Lease liability, long-term	8,470,264	8,836,655
Total lease liabilities	$10,033,228	$10,363,879

Weighted-average remaining lease term (in years)	6.0	6.2
Weighted-average discount rate (annual)	4.6%	4.6%

Other information related to leases are as follows:

Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$459,698
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	—

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The following table presents a maturity analysis of the Company’s operating leases liabilities as of March 31, 2021:

2021	$1,522,813
2022	1,903,329
2023	1,948,666
2024	1,847,041
2025	1,531,435
Thereafter	2,793,934
Total undiscounted lease payments	11,547,220
Less: Imputed interest	1,513,991
Total lease liabilities	$10,033,228

13. Related Party Transactions

Related party payables consisted of the following:

	March 31,	December 31,
	2021	2020
Ventanex accrued earnout liability	$4,600,000	$4,800,000
cPayPlus accrued earnout liability	7,800,000	6,500,000
CPS accrued earnout liability	5,100,000	4,500,000
Other payables to related parties	274,815	11,597
	$17,774,815	$15,811,597

The Company incurred transaction costs on behalf of related parties of $1.3 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. These costs consist of retention bonuses and other compensation to employees, associated with the costs resulting from the integration of new businesses.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

14. Share Based Compensation

Omnibus Incentive Plan

At the 2019 Annual Shareholders Meeting of Thunder Bridge, the shareholders considered and approved the 2019 Omnibus Incentive Plan (the “Incentive Plan”) which resulted in the reservation of 7,326,728 shares of Class A common stock for issuance thereunder. The Incentive Plan became effective immediately upon the closing of the Business Combination.

Under this plan, the Company currently has two types of share-based compensation awards outstanding: restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Activities for the three months ended March 31, 2021 and 2020 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	2,523,431	$15.71
Granted	713,785	22.84
Forfeited (1)(2)	77,007	16.16
Vested	220,664	15.58
Unvested at March 31, 2021	2,939,545	$18.09

(1)

The forfeited shares include employee terminations during the three months ended March 31, 2021; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

(2)

Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations. The awards are not deemed outstanding; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

Unrecognized compensation expense related to unvested RSAs and RSUs was $34.8 million at March 31, 2021, which is expected to be recognized as expense over the weighted-average period of 2.91 years. Unrecognized compensation expense related to unvested RSAs and RSUs was $32.8 million at March 31, 2020, which is expected to be recognized as expense over the weighted-average period of 2.64 years. The Company incurred $5.2 million and $3.5 million of share-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.

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

The Company’s effective tax rate was 24.8% and 7.8%, as restated, for the three months ended March 31, 2021 and 2020, respectively. The Company recorded an income tax benefit of $5.9 million, and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 includes a stock-based compensation adjustments excess tax benefit related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs.

The Company recognized $5.9 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively, of deferred tax assets related to the income tax benefit derived from the net operating loss over the same

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

periods. The Company did not recognize any changes to the valuation allowance as of March 31, 2021, and the facts and circumstances remain unchanged.

Deferred tax assets, net of $141.8 million for the three months ended March 31, 2021, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of a subsequent purchase of Post-Merger Repay Units by the Company pursuant to the Unit Purchase Agreements and the subsequent exchanges of Post-Merger Repay Units for shares of the Company’s Class A common stock in accordance with the Exchange Agreement.

As a result of the Post-Merger Repay Unit exchange during the three months ended March 31, 2021, the Company recognized an additional deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) in the amount of $5,064 to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions, a ceiling rule limitation arising under Internal Revenue Code (the “Code”) sec. 704(c). As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of March 31, 2021.

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

As of March 31, 2021, the Company had a liability of $230.4 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Consolidated Balance Sheet. The increase in the TRA liability for the three months ended March 31, 2021, was primarily a result of a selling member of Hawk Parent exchanging 375,000 Post-Merger Repay Units for shares of the Company’s Class A common stock in the three months ended March 31, 2021 in accordance with the Exchange Agreement. This resulted in an increase to the Company’s share of the tax basis in the net assets of Hawk Parent.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

16. Subsequent events

Management has evaluated subsequent events and their potential effects on these unaudited consolidated financial statements through May 10, 2021, which is the date the unaudited consolidated financial statements were available to be issued.

  On May 10, 2021, the Company announced the acquisition of BillingTree for approximately $503.0 million, consisting of $275.0 million in cash and $228.0 million in shares of newly issued Class A common stock. The cash consideration for the transaction will be financed with cash on hand and is expected to close by the end of the second quarter, subject to certain customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this section, "Repay", the “Company", "we", or "our" refer to Repay Holdings Corporation and its subsidiaries, unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

Cautionary Note Regarding Forward-Looking Statements

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, as amended.

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

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $4.6 billion of total card payment volume in the three months ended March 31, 2021, and our card payment volume growth over the same period in 2020 was approximately 20%.

The ultimate impacts of the COVID-19 pandemic and related economic conditions on the Company’s results remain uncertain. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic continue to evolve and in ways that are difficult to fully anticipate. At this time, we cannot reasonably estimate the full impact of the pandemic on the Company, given the uncertainty over the duration and severity of the economic crisis. In addition, the impact of COVID-19 on the Company’s results in 2020 and in the first quarter of 2021 may not be necessarily indicative of its impact on the Company’s results in the remainder of 2021.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, we restated our previously issued consolidated financial statements for periods following the Business Combination through December 31, 2020 to make accounting corrections related to warrant accounting. This Quarterly Report on Form 10-Q reflects the restated consolidated financial statements as of December 31, 2020 and for the quarter ended March 31, 2020.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our customers process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services are determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, customer segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated customers. During the three months ended March 31, 2021 and 2020, we believe our chargeback rate was less than 1% of our card payment volume.

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

Interest expense. Interest expense consists of interest in respect of our indebtedness under the Successor Credit Agreement, which was entered into in connection with the Business Combination and amended in February 2020, and the Amended Credit Agreement, which replaced the Successor Credit Agreement in February 2021.

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

Results of Operations

	Three Months ended March 31
(in $ thousands)	2021	2020
Revenue	$47,520	$39,463
Operating expenses
Other costs of services	$12,475	$10,771
Selling, general and administrative	23,393	18,166
Depreciation and amortization	17,793	13,904
Change in fair value of contingent consideration	2,649	—
Total operating expenses	$56,310	$42,841
Income (loss) from operations	$(8,790)	$(3,379)
Interest expenses	(1,183)	(3,518)
Loss on extinguishment of debt	(5,941)	—
Change in fair value of warrant liabilities	—	(6,898)
Change in fair value of tax receivable liability	1,043	(542)
Other income	28	39
Other loss	(9,080)	—
Total other (expenses) income	(15,133)	(10,919)
Income (loss) before income tax expense	(23,923)	(14,298)
Income tax benefit	5,942	1,116
Net income (loss)	$(17,981)	$(13,182)
Net income (loss) attributable to non-controlling interest	(2,187)	(2,852)
Net income (loss) attributable to the Company	$(15,794)	$(10,330)
Weighted-average shares of Class A common stock outstanding - basic and diluted	76,602,759	37,624,829
Loss per Class A share - basic and diluted	$(0.21)	$(0.27)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue

Total revenue was $47.5 million for the three months ended March 31, 2021 and $39.5 million for the three months ended March 31, 2020, an increase of $8.1 million or 20.4%. This increase was the result of newly signed customers, the growth of our existing customers, as well as the acquisitions of Ventanex, cPayPlus and CPS. For the three months ended March 31, 2021, incremental revenues of approximately $4.9 million are attributable to Ventanex, cPayPlus and CPS.

Other Costs of Services

Other costs of services were $12.5 million for the three months ended March 31, 2021 and $10.8 million for the three months ended March 31, 2020, an increase of $1.7 million or 15.8%. For the three months ended March 31, 2021, incremental costs of services of approximately $1.7 million are attributable to Ventanex, cPayPlus and CPS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $23.3 million for the three months ended March 31, 2021 and $18.2 million for the three months ended March 31, 2020, an increase of $5.1 million or 28.0%. This increase was primarily due to general business growth and increases in expenses relating to software and technological services.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $17.8 million for the three months ended March 31, 2021 and $13.9 million for the three months ended March 31, 2020, an increase of $3.9 million or 28.8%. The increase was primarily due to fair value adjustments to intangibles resulting from the Business Combination, as well as additional depreciation and amortization of fixed assets and intangibles from the acquisitions of Ventanex, cPayPlus and CPS.

Change in the Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was $2.6 million for the three months ended March 31, 2021, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of Ventanex, cPayPlus and CPS.

Interest Expense

Interest expense was $1.2 million for the three months ended March 31, 2021 and $3.5 million for the three months ended March 31, 2020, a decrease of $2.3 million or 66.4%. This decrease was due to a lower average outstanding principal balance under our Amended Credit Agreement as compared to the average outstanding principal balance under the Successor Credit Agreement.

Loss on Extinguishment of Debt

We incurred a loss of $5.9 million on extinguishment of debt for the three months ended March 31, 2021, due to the termination in full of all outstanding Delayed Draw Term Loan commitments under the Successor Credit Agreement.

Change in Fair Value of Warrant Liabilities

We incurred a change in the fair value of warrant liabilities of $6.9 million for the three months ended March 31, 2020, which was due to the mark-to-market valuation adjustments related to the increase in the publicly listed trading price of our stock. In July 2020, we completed the redemption of all of our outstanding warrants.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $1.0 million for the three months ended March 31, 2021 compared to $0.5 million for the three months ended March 31, 2020, an increase of $1.5 million. This increase was due to higher fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate used to determine the fair value of the liability.

Other Loss

We incurred a loss of $9.1 million on the settlement of interest rate swaps for the three months ended March 31, 2021.

Income Tax

The income tax benefit was $5.9 million for the three months ended March 31, 2021 and the income tax benefit was $1.1 million for the three months ended March 31, 2020, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent. This was a result of the operating loss incurred by the Company, primarily driven by stock-based compensation deductions, the amortization of assets acquired in the Business Combination and prior acquisitions, the write-off of deferred debt issuance costs and the loss recognized as part of the settlement of interest rate swaps.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain non-cash and non-recurring charges, such as loss on extinguishment of debt, loss on termination of interest rate hedge, non-cash change in fair value of warrant liabilities, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, employee recruiting costs, other taxes, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain non-cash and non-recurring charges, such as loss on extinguishment of debt, loss on termination of interest rate hedge, non-cash change in fair value of warrant liabilities, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, employee recruiting costs, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on as-converted basis) for the three and ended March 31, 2021 and 2020 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three months ended March 31, 2021 and 2020.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended March 31, 2021 and 2020

	Three Months ended March 31, 2021
(in $ thousands)	2021	2020(m)
Revenue	$47,520	$39,463
Operating expenses
Other costs of services	$12,475	$10,771
Selling, general and administrative	23,393	18,166
Depreciation and amortization	17,793	13,904
Change in fair value of contingent consideration	2,649	—
Total operating expenses	$56,310	$42,841
Income (loss) from operations	$(8,790)	$(3,379)
Interest expenses	(1,183)	(3,518)
Loss on extinguishment of debt	(5,941)	—
Change in fair value of warrant liabilities	—	(6,898)
Change in fair value of tax receivable liability	1,043	(542)
Other income	28	39
Other loss	(9,080)	—
Total other (expenses) income	(15,133)	(10,919)
Income (loss) before income tax expense	(23,923)	(14,298)
Income tax benefit	5,942	1,116
Net income (loss)	$(17,981)	$(13,182)

Add:
Interest expense	1,183	3,518
Depreciation and amortization(a)	17,793	13,904
Income tax (benefit)	(5,942)	(1,116)
EBITDA	$(4,947)	$3,124

Loss on extinguishment of debt(b)	5,941	—
Loss on termination of interest rate hedge(c)	9,080	—
Non-cash change in fair value of warrant liabilities(d)	—	6,898
Non-cash change in fair value of contingent consideration(e)	2,649	—
Non-cash change in fair value of assets and liabilities(f)	(1,043)	542
Share-based compensation expense(g)	5,151	3,523
Transaction expenses(h)	2,340	2,869
Employee recruiting costs(i)	136	—
Other taxes(j)	139	186
Restructuring and other strategic initiative costs(k)	628	78
Other non-recurring charges(l)	386	130
Adjusted EBITDA	$20,460	$17,350

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended March 31, 2021 and 2020

	Three Months ended March 31, 2021
(in $ thousands)	2021	2020(m)
Revenue	$47,520	$39,463
Operating expenses
Other costs of services	$12,475	$10,771
Selling, general and administrative	23,393	18,166
Depreciation and amortization	17,793	13,904
Change in fair value of contingent consideration	2,649	—
Total operating expenses	$56,310	$42,842
Income (loss) from operations	$(8,790)	$(3,379)
Interest expenses	(1,183)	(3,518)
Loss on extinguishment of debt	(5,941)	—
Change in fair value of warrant liabilities	—	(6,898)
Change in fair value of tax receivable liability	1,043	(542)
Other income	28	39
Other loss	(9,080)	—
Total other (expenses) income	(15,133)	(10,919)
Income (loss) before income tax expense	(23,923)	(14,298)
Income tax benefit	5,942	1,116
Net income (loss)	$(17,981)	$(13,182)

Add:
Amortization of Acquisition-Related Intangibles(n)	16,039	13,203
Loss on extinguishment of debt(b)	5,941	—
Loss on termination of interest rate hedge(c)	9,080	—
Non-cash change in fair value of warrant liabilities(d)	—	6,898
Non-cash change in fair value of contingent consideration(e)	2,649	—
Non-cash change in fair value of assets and liabilities(f)	(1,043)	542
Share-based compensation expense(g)	5,151	3,523
Transaction expenses(h)	2,340	2,869
Employee recruiting costs(i)	136	—
Restructuring and other strategic initiative costs(k)	628	78
Other non-recurring charges(l)	386	130
Non-cash interest expense(o)	536	—
Pro forma taxes at effective rate(p)	(8,722)	(1,697)
Adjusted Net Income	$15,140	$12,364

Shares of Class A common stock outstanding (on an as-converted basis)(q)	84,578,585	67,130,452
Adjusted Net income per share	$0.18	$0.18

(a)	See footnote (n) for details on our amortization and depreciation expenses.
(b)	Reflects write-offs of debt issuance costs relating to Hawk Parent’s term loans.
(c)	Reflects realized loss of our interest rate hedging arrangement which terminated in conjunction with the repayment of Term Loans.
(d)	Reflects the mark-to-market fair value adjustments of the warrant liabilities.
(e)	Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(f)	Reflects the changes in management’s estimates of the fair value of the liability relating to the Tax Receivable Agreement.
(g)	Represents compensation expense associated with equity compensation plans, totaling $5,150,598 and $3,522,731 in the three months ended March 31, 2021 and 2020, respectively.
(h)

Primarily consists of (i) during the three months ended March 31, 2021, professional service fees and other costs incurred in connection with the acquisition of Ventanex, cPayPlus and CPS, as well as professional service expenses related to the January 2021 equity and convertible notes offerings, and (ii) during the three months ended March 31, 2020, professional service fees and other costs incurred in connection with the acquisition of Ventanex, and additional transaction expenses incurred in connection with the Business Combination and the acquisitions of TriSource and APS.
(i)	Represents payments made to third-party recruiters in connection with a significant expansion of our personnel, which we expect will become more moderate in subsequent periods.
(j)	Reflects franchise taxes and other non-income based taxes.
(k)

Reflects consulting fees related to our processing services and other operational improvements, including restructuring and integration activities related to our acquired businesses, that were not in the ordinary course during the three months ended March 31, 2021 and 2020.

(l)

For the three months ended March 31, 2021 and 2020 reflects extraordinary refunds to customers and other payments related to COVID-19. Additionally, in the three months ended March 31, 2021 reflects non-cash rent expense, and in the three months ended March 31, 2021, reflects expenses incurred related to one-time accounting system and compensation plan implementation related to becoming a public company.

(m)	Does not include adjustment for incremental depreciation and amortization recorded due to fair-value adjustments under ASC 805.
(n)

For the three months ended March 31, 2021, reflects amortization of customer relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and customer relationships, non-compete agreement, and software intangibles acquired through Repay Holdings, LLC’s acquisitions of TriSource, APS, Ventanex, cPayPlus, and CPS. For the three months ended March 31, 2020 reflects amortization of customer relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and customer relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, and Ventanex. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three months ended March 31,
(in $ thousands)	2021	2020
Acquisition-related intangibles	$16,039	$13,203
Software	1,465	462
Amortization	$17,504	$13,665
Depreciation	289	239
Total Depreciation and amortization[1]	$17,793	$13,904

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

(o)	Represents non-cash interest expense (deferred debt issuance costs).
(p)	Represents pro forma income tax adjustment effect associated with items adjusted above.
(q)	Represents the weighted average number of shares of Class A common stock outstanding (on as-converted basis) for the three months ended March 31, 2021, and the three months ended March 31, 2020.

Adjusted EBITDA for the three months ended March 31, 2021 and 2020 was $20.5 million and $17.4 million, respectively, representing a 17.9% year-over-year increase. Adjusted Net Income for the three months ended March 31, 2021 and 2020 was $15.1 million and $12.4 million, respectively, representing an 22.4% year-over-year decrease. Our net loss attributable to the Company for the three months ended March 31, 2021 and 2020 was $15.8 million and $10.3 million, respectively, representing a 52.9% year-over-year increase.

These increases in Adjusted EBITDA, Adjusted Net Income, and net income (loss) attributable to the Company for the three months ended March 31, 2021 are primarily due to the loss on extinguishment of debt and loss on termination of interest rate hedge.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of March 31, 2021, we had $390.9 million of cash and cash equivalents and available borrowing capacity of $125.0 million under the Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and customer settlement funds of $19.5 million at March 31, 2021. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Amended Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.

We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including Hawk Parent, which distributions may be restricted by law or contractual agreements, including agreements governing their indebtedness. For a discussion of those considerations and restrictions, refer to Part I, Item 1A "Risk Factors - Risks Related to Our Class A Common Stock" in our Annual Report on Form 10-K, as amended.

Cash Flows

The following table present a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Three Months ended March 31,
(in $ thousands)	2021	2020
Net cash provided by operating activities	$4,769	$8,571
Net cash used in investing activities	(5,206)	(38,297)
Net cash provided by (used in) financing activities	304,379	36,216

Cash Flow from Operating Activities

Net cash provided by operating activities was $4.8 million for the three months ended March 31, 2021.

Net cash provided by operating activities was $8.6 million in the three months ended March 31, 2020.

Cash provided by operating activities for the three months ended March 31, 2021 and 2020, reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $5.2 million for the three months ended March 31, 2021, due to the capitalization of software development activities.

Net cash used in investing activities was $38.3 million in the three months ended March 31, 2020, due to the acquisition of Ventanex, and capitalization of software development activities.

Cash Flow from Financing Activities

Net cash provided by financing activities was $304.4 million for the three months ended March 31, 2021, due to proceeds from the issuance of new shares in the Equity Offerings, and proceeds from the 2026 Notes, offset by repayment of the outstanding revolver balance related to the Successor Credit Agreement in connection with its amendment and the acquisition of Ventanex, and repayments of the term loan principal balance under the Successor Credit Agreement.

Net cash provided by financing activities was $36.2 million in the three months ended March 31, 2020, due to new borrowings related to the acquisition of Ventanex under the Successor Credit Agreement, as well as funds received related to the exercise of warrants, offset by repayment of the outstanding revolver balance related to the Successor Credit Agreement in connection with its amendment and the acquisition of Ventanex, and repayments of the Term Loan principal balance under the Successor Credit Agreement.

Indebtedness

Successor Credit Agreement

In connection with the Business Combination, on July 11, 2019, TB Acquisition Merger Sub LLC, Hawk Parent and certain subsidiaries of Hawk Parent, as guarantors, entered into a Revolving Credit and Term Loan Agreement (as amended, the “Successor Credit Agreement”) with certain financial institutions, as lenders, and Truist Bank (formerly SunTrust Bank), as the administrative agent.

On February 10, 2020, we announced the acquisition of Ventanex. The closing of the acquisition was financed partially from new borrowings under our existing credit facility. As part of the financing for the transaction, we entered into an agreement with Truist Bank and other members of its existing bank group to amend and upsize the Successor Credit Agreement.

On January 20, 2021, we used a portion of the proceeds from the 2026 Notes to prepay in full the entire amount of the outstanding term loans under the Successor Credit Agreement. We also terminated in full all outstanding delayed draw term loan commitments under such credit facilities.

Amended Credit Agreement

On February 3, 2021, the Company announced the closing of a new undrawn $125 million senior secured revolving credit facility through Truist Bank. The Amended Credit Agreement replaced the Successor Credit Agreement, which included an undrawn $30 million revolving credit facility. We currently expect that we will remain in compliance with the restrictive financial covenants of the Amended Credit Agreement, prospectively.

As of March 31, 2021, the Amended Credit Agreement provides for a revolving credit facility of $125.0 million. As of March 31, 2021, we had $0.0 million drawn against the revolving credit facility. We paid $97,222 and $42,361 in fees related to unused commitments for the three months ended March 31, 2021 and 2020, respectively.

Convertible Senior Debt

On January 19, 2021, we issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 in a private placement (the “Notes Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. $40.0 million in aggregate principal amount of such 2026 Notes were sold in the Notes Offering in connection with the full exercise of the initial purchasers’ option to purchase such additional 2026 Notes pursuant to the purchase agreement. Upon conversion, the Company may choose to pay or deliver cash, shares of the Company’s Class A Common Stock, or a combination of cash and shares of the Company’s Class A Common Stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed.

As of March 31, 2021, we had convertible senior debt of $427.3 million, net of deferred issuance costs, under the 2026 Notes, and we were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants of the 2026 Notes, prospectively.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended, for a complete discussion of critical accounting policies.

For information related to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies, to our Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2021 or December 31, 2020.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and LIBOR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of March 31, 2021, we had convertible senior debt of $427.3 million and revolver borrowings of $0.0 million outstanding under the respective credit agreements. As of December 31, 2020, we had term loan borrowings of $256.7 million, and revolver borrowings of $0.0 million outstanding under the respective credit agreements. The borrowings accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted LIBOR rate plus a margin of 2.50% to 3.50% under the Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the respective agreements governing the Amended Credit Agreement.

In October 2019, we entered into a $140.0 million notional interest rate swap agreement, and in February 2020, we entered into a $30.0 million notional interest rate swap agreement, then a revised notional amount of $65.0 million beginning on September 30, 2020. These interest rate swaps effectively converted $205.0 million of the outstanding term loan into to fixed rate payments for 57 months and 60 months, respectively. A 1.0% increase or decrease in the interest rate applicable to borrowings under the Successor Credit Agreement during the year ended December 31, 2020 would have increased or decreased cash interest expense on our indebtedness by approximately $1.0 million per annum and $1.0 million per annum, respectively. As of March 31, 2021, both interest rate swaps were settled.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting related to the restatement described below. Notwithstanding this material weakness, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting, specifically the review controls over the evaluation of complex, non-routine transactions, were insufficient to detect the proper accounting and reporting for the public warrants and private placement warrants previously issued by Thunder Bridge (collectively, the “Warrants”), which were outstanding and recorded on our consolidated financial statements at the time of the Business Combination. Management identified this error when the Securities and Exchange Commission issued a statement (the “Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies on April 12, 2021. The Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to the Warrants. This control deficiency resulted in the Company having to restate certain of our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and the quarterly periods included therein, and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Since the restatement, management has implemented remediation steps to address that material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. We can offer no assurance that these initiatives will ultimately have the intended effects.

Other than the remediation efforts relating to the material weakness described above. There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the three months ended March 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
January 1-31, 2021	5,269	$11.98	-	$-
February 1-28, 2021	4,978	11.98	-	-
March 1-31, 2021	62,170	16.77	-	-
Total	72,417	$16.09	-	$-

(1)

During the quarter ended March 31, 2021, pursuant to the Incentive Plan, we withheld 72,417 shares at an average price per share of $16.09 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

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

10.1†

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

101

The following financial statements from the Company’s Form 10‑Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes In Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

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

REPAY HOLDINGS CORPORATION
(Registrant)

Date: May 10, 2021	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)