Form 10-K/A
period 2020-12-31
Repay Holdings Corp
filed 2021-05-14
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

 EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 3”) amends the annual report on Form 10-K of Repay Holdings Corporation for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021, as amended on April 23, 2021 and May 10, 2021 (as amended, the “2020 Form 10-K”). The purpose of Amendment No. 3 is to amend Part II, Item 9A - Controls and Procedures, to clarify the conclusion of management regarding the effectiveness of the Company’s internal controls as of December 31, 2020.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment No. 3 an amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 3, paragraph 3 of the certifications has been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 3.

This Amendment No. 3 speaks as of the original filing date of the 2020 Form 10-K (unless otherwise noted or as the context otherwise requires) and reflects only the changes to the cover page, Item 9A of Part II and in the exhibit index in Item 15 of Part IV. No other information included in the 2020 Form 10-K has been modified or updated in any way. The 2020 Form 10-K continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the original filing other than as expressly indicated in this Amendment No. 3. Accordingly, this Amendment No. 3 should be read in conjunction with the 2020 Form 10-K and the Company’s other SEC filings.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, solely as a result of the material weakness in internal controls related to the restatement described below.

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

Our management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management concluded that, at the time of the filing of the original 2020 Form 10-K, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria. Subsequently, our management has concluded that our internal controls over financial reporting was not effective as of December 31, 2020 due to a material weakness in our internal controls related to the restatement, as further described below.

Our internal control over financial reporting, specifically the review controls over the evaluation of complex, non-routine transactions, were not sufficient to detect the proper accounting and reporting for the public warrants and private placement warrants previously issued by Thunder Bridge (collectively, the “Warrants”), which were outstanding and recorded on our consolidated financial statements at the time of the Business Combination. Management identified this error when the Securities and Exchange Commission issued a statement (the “Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies on April 12, 2021. The Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to the Warrants. This control deficiency resulted in the Company having to restate certain of our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and the quarterly periods included therein, and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Notwithstanding this material weakness, management has concluded that our audited financial statements included in the 2020 Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of the 2020 Form 10-K and is incorporated herein by reference.

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

As the circumstances that led to the restatement described in the 2020 Form 10-K had not yet been identified at December 31, 2020, remediation actions relating to the restatement material weakness were not started until after the quarter ended December 31, 2020. Since the restatement, management has implemented remediation steps to address that material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. We can offer no assurance that these initiatives will ultimately have the intended effects.

.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1) Financial Statements

The following Consolidated Financial Statements of Repay Holdings Corporation and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of the 2020 Form 10-K.

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

2.8†

Agreement and Plan of Merger, dated as of May 7, 2021, by and among BT Intermediate, LLC, Repay Holdings Corporation, Beckham Acquisition LLC, Beckham Merger Sub LLC and BillingTree Parent, L.P. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on May 10, 2021).

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

10.26

Registration Rights Agreement, dated as of May 7, 2021, by and among Repay Holdings Corporation and BillingTree Parent, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on May 10, 2021).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K (File No.001-38531), filed with the SEC on March 1, 2021).
23.1**	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

104*	Cover Page Interactive Data File (Included in Exhibits 101)

*	Filed herewith.
**	Previously filed.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

+Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Repay Holdings Corporation

May 14, 2021	By:	/s/ John Morris
John Morris
Chief Executive Officer