Form 10-Q
period 2021-06-30
Repay Holdings Corp
filed 2021-08-09
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, there are 90,586,250 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 2,341,139 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of August 5, 2021, the holders of such outstanding shares of Class V common stock also hold 7,933,893 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended June 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, anticipated benefits from the BillingTree and Kontrol acquisitions, the effects of the COVID-19 pandemic, expected demand on our product offering, including further implementation of electronic payment options and statements regarding our market and growth opportunities, and our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to: exposure to economic conditions and political risk affecting the consumer loan market, the receivables management industry and consumer and commercial spending; the impacts of the ongoing COVID-19 coronavirus pandemic and the actions taken to control or mitigate its spread; a delay or failure to integrate and/or realize the benefits of the BillingTree acquisition and our other recent acquisitions; changes in the payment processing market in which we compete, including with respect to its competitive landscape, technology evolution or regulatory changes; changes in the vertical markets that we target, including the regulatory environment applicable to our customers; risks relating to our relationships within the payment ecosystem; risk that we may not be able to execute our growth strategies, including identifying and executing acquisitions; risks relating to data security; changes in accounting policies applicable to us; the risk that we may not be able to maintain effective internal controls; and those risks described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$120,400,640	$91,129,888
Accounts receivable	31,397,634	21,310,724
Prepaid expenses and other	9,229,945	6,925,115
Total current assets	161,028,219	119,365,727

Property, plant and equipment, net	2,603,063	1,628,439
Restricted cash	20,138,233	15,374,846
Customer relationships, net of amortization	470,026,755	280,887,486
Software, net of amortization	80,252,218	64,434,985
Other intangible assets, net of amortization	31,026,250	23,904,667
Goodwill	751,193,501	458,970,255
Operating lease right-of-use assets, net of amortization	10,882,410	10,074,506
Deferred tax assets	118,019,437	135,337,229
Total noncurrent assets	1,484,141,867	990,612,413
Total assets	$1,645,170,086	$1,109,978,140

Liabilities
Accounts payable	$17,999,606	$11,879,638
Related party payable	18,100,515	15,811,597
Accrued expenses	21,168,870	19,216,258
Current maturities of long-term debt	—	6,760,650
Current operating lease liabilities	1,828,000	1,527,224
Current tax receivable agreement	10,440,762	10,240,310
Total current liabilities	69,537,753	65,435,677

Long-term debt, net of current maturities	427,950,300	249,952,746
Noncurrent operating lease liabilities	9,525,372	8,836,655
Tax receivable agreement, net of current portion	224,523,900	218,987,795
Other liabilities	2,658,313	10,583,196
Total noncurrent liabilities	664,657,885	488,360,392
Total liabilities	$734,195,638	$553,796,069

Commitment and contingencies (Note 12)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized and 88,222,430 issued and outstanding as of June 30, 2021; 2,000,000,000 shares authorized and 71,244,682 issued and outstanding as of December 31, 2020	8,822	7,125
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,073,163,704	691,675,072
Accumulated other comprehensive (loss) income	—	(6,436,763)
Accumulated deficit	(203,994,711)	(175,931,713)
Total stockholders' equity	$869,177,815	$509,313,721

Equity attributable to non-controlling interests	41,796,633	46,868,350

Total liabilities and stockholders' equity and members' equity	$1,645,170,086	$1,109,978,140

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$48,411,871	$36,500,525	$95,932,367	$75,963,062
Operating Expenses
Other costs of services	12,720,798	8,726,627	25,195,606	19,497,924
Selling, general and administrative	29,542,047	19,018,212	52,935,414	37,184,403
Depreciation and amortization	19,678,980	14,705,598	37,471,974	28,609,982
Change in fair value of contingent consideration	(1,200,000)	740,000	1,448,786	740,000
Total operating expenses	60,741,825	43,190,437	117,051,780	86,032,309
(Loss) Income from operations	(12,329,954)	(6,689,912)	(21,119,413)	(10,069,247)
Other (expense) income
Interest expense	(816,621)	(3,704,355)	(1,999,978)	(7,222,140)
Loss on extinguishment of debt	—	—	(5,940,600)	—
Change in fair value of warrant liabilities	—	(66,669,522)	—	(73,567,617)
Change in fair value of tax receivable liability	(4,355,183)	(10,038,458)	(3,312,450)	(10,580,421)
Other income	34,389	5,399	62,536	44,447
Other loss	—	—	(9,080,410)	—
Total other (expense) income	(5,137,415)	(80,406,936)	(20,270,902)	(91,325,731)
(Loss) income before income tax expense	(17,467,369)	(87,096,848)	(41,390,315)	(101,394,978)
Income tax benefit	4,117,474	3,896,626	10,059,247	5,012,218
Net (loss) income	$(13,349,895)	$(83,200,222)	$(31,331,068)	$(96,382,760)
Less: Net (loss) income attributable to non-controlling interests	(1,080,798)	(3,903,059)	(3,268,070)	(6,755,458)
Net (loss) income attributable to the Company	$(12,269,097)	$(79,297,163)	$(28,062,998)	$(89,627,302)

Loss per Class A share:
Basic and diluted	$(0.15)	$(1.90)	$(0.36)	$(2.26)
Weighted-average shares outstanding:
Basic and diluted	79,781,185	41,775,128	78,200,752	39,699,841

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(13,349,895)	$(83,200,222)	$(31,331,068)	$(96,382,760)
Other comprehensive loss, before tax
Change in fair value of designated cash flow hedges	—	(13,933,220)	—	(11,247,984)
Total other comprehensive loss, before tax	—	(13,933,220)	—	(11,247,984)
Income tax related to items of other comprehensive income:
Tax benefit on change in fair value of designated cash flow hedges	—	236,527	—	1,551,370
Total income tax benefit on related to items of other comprehensive income	—	236,527	—	1,551,370
Total other comprehensive loss, net of tax	—	(13,696,693)	—	(9,696,614)
Total comprehensive loss	$(13,349,895)	$(96,896,915)	$(31,331,068)	$(106,079,374)
Less: Comprehensive loss attributable to non-controlling interests	(1,080,798)	(4,281,138)	(3,268,070)	(11,345,199)
Comprehensive loss attributable to the Company	$(12,269,097)	$(92,615,777)	$(28,062,998)	$(94,734,175)

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Interests
Balance at December 31, 2019	37,530,568	$3,753	100	$-	$283,555,118	$(70,335,151)	$313,397	$213,537,117	$206,162,035
Stock-based compensation	-	-		-	3,522,731	-	-	3,522,731	-
Warrant exercise	308,051	31		-	3,534,157	-	-	3,534,188	-
Reclassification to warrant liabilities	-	-		-	2,170,296	-	-	2,170,296	-
Net loss	-	-		-	-	(10,330,139)	-	(10,330,139)	(2,852,399)
Accumulated other comprehensive (loss) income	-	-		-	-	-	(5,643,102)	(5,643,102)	(4,211,662)
Balance at March 31, 2020	37,838,619	$3,784	100	$-	$292,782,302	$(80,665,290)	$(5,329,705)	$206,791,091	$199,097,974
Issuance of new shares	9,200,000	920		-	173,991,388	-	-	173,992,308	-
Redemption of Post-Merger Repay Units	-	-		-	(63,321,690)	-	(700,895)	(64,022,585)	(34,777,415)
Stock-based compensation	-	-		-	5,475,449	-	-	5,475,449	-
Warrant exercise	4,979,711	498		-	51,792,829	-	-	51,793,327	-
Valuation allowance on Ceiling Rule DTA	-	-		-	(8,300,787)	-	-	(8,300,787)	-
Reclassification to warrant liabilities	-	-		-	74,150,310	-	-	74,150,310	-
Net loss	-	-		-	-	(79,297,163)	-	(79,297,163)	(3,903,059)
Accumulated other comprehensive (loss) income	-	-		-	-	-	(851,640)	(851,640)	(572,958)
Balance at June 30, 2020	52,018,330	$5,202	100	$-	$526,569,801	$(159,962,453)	$(6,882,240)	$359,730,310	$159,844,542

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

(Unaudited) (Continued)

	Class A Common Stock		Class V Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Interests
Balance at December 31, 2020	71,244,682	$7,125	100	$-	$691,675,072	$(175,931,713)	$(6,436,763)	$509,313,721	$46,868,350
Issuance of new shares	6,244,500	624		-	142,411,389	-	-	142,412,013	(313,652)
Exchange of Post-Merger Repay Units	375,000	38		-	2,158,374	-	-	2,158,412	(2,158,412)
Release of share awards vested under Equity Plan	220,664	22		-	(22)	-	-	-	-
Treasury shares repurchased	-	-			(1,821,942)	-	-	(1,821,942)	3,995
Stock-based compensation	-	-		-	5,171,544	-	-	5,171,544	(20,945)
Valuation allowance on Ceiling Rule DTA	-	-		-	(5,064)	-	-	(5,064)	-
Net loss	-	-		-	-	(15,793,901)	-	(15,793,901)	(2,187,272)
Accumulated other comprehensive income	-	-		-	-	-	6,436,763	6,436,763	1,207,738
Balance at March 31, 2021	78,084,846	$7,809	100	$-	$839,589,351	$(191,725,614)	$-	$647,871,546	$43,399,802
Issuance of new shares	10,051,302	1,005		-	228,636,942	-	-	228,637,947	(387,947)
Exchange of Post-Merger Repay Units	25,267	2		-	135,128	-	-	135,130	(135,128)
Release of share awards vested under Equity Plan	61,015	6		-	(6)	-	-	-	-
Treasury shares repurchased	-	-			(704,589)	-	-	(704,589)	2,216
Stock-based compensation	-	-		-	5,507,001	-	-	5,507,001	(1,512)
Valuation allowance on Ceiling Rule DTA	-	-		-	(123)	-	-	(123)	-
Net loss	-	-		-	-	(12,269,097)	-	(12,269,097)	(1,080,798)
Accumulated other comprehensive income	-	-		-	-	-	-	-	-
Balance at June 30, 2021	88,222,430	$8,822	100	$-	$1,073,163,704	$(203,994,711)	$-	$869,177,815	$41,796,633

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(31,331,068)	$(96,382,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,471,974	28,609,982
Stock based compensation	10,656,090	8,998,180
Amortization of debt issuance costs	1,197,917	663,294
Loss on extinguishment of debt	5,940,600	—
Loss on sale of interest rate swaps	9,317,243	—
Fair value change in warrant liabilities	—	73,567,617
Fair value change in tax receivable agreement liability	3,312,450	10,580,421
Fair value change in other assets and liabilities	1,448,786	708,622
Deferred tax expense	(10,059,247)	(5,012,717)
Change in accounts receivable	(3,603,491)	1,213,666
Change in related party receivable	—	563,084
Change in prepaid expenses and other	(702,976)	178,443
Change in operating lease ROU assets	576,505	—
Change in accounts payable	3,567,717	486,986
Change in related party payable	340,132	(14,467,759)
Change in accrued expenses and other	(2,945,543)	(458,152)
Change in operating lease liabilities	(394,915)	—
Change in other liabilities	(7,924,883)	168,852
Net cash provided by operating activities	16,867,291	9,417,759
Cash flows from investing activities
Purchases of property and equipment	(985,274)	(539,008)
Purchases of software	(9,738,165)	(7,202,987)
Acquisition of APS, net of cash and restricted cash acquired	—	(465,454)
Acquisition of Ventanex, net of cash and restricted cash acquired	—	(35,521,024)
Acquisition of CPS, net of cash and restricted cash acquired	1,510,778	—
Acquisition of BillingTree, net of cash and restricted cash acquired	(269,825,725)	—
Acquisition of Kontrol, net of cash and restricted cash acquired	(7,471,194)	—
Net cash used in investing activities	(286,509,580)	(43,728,473)
Cash flows from financing activities
Change in line of credit	—	(10,000,000)
Issuance of long-term debt	440,000,000	60,425,983
Payments on long-term debt	(262,653,996)	(2,965,162)
Public issuance of Class A Common Stock	142,098,361	173,992,308
Repurchase of treasury shares	(2,520,320)	—
Exercise of warrants	—	55,327,515
Redemption of Post-Merger Repay Units	—	(98,800,000)
Payment of loan costs	(13,247,617)	(1,861,817)
Net cash provided by financing activities	303,676,428	176,118,827
Increase in cash, cash equivalents and restricted cash	34,034,139	141,808,113
Cash, cash equivalents and restricted cash at beginning of period	$106,504,734	$37,901,117
Cash, cash equivalents and restricted cash at end of period	$140,538,873	$179,709,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$802,060	$6,433,715
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Valuation adjustment to contingent consideration for APS acquisition	$—	$6,580,549
Acquisition of Ventanex in exchange for contingent consideration	$—	$10,800,000
Acquisition of Kontrol in exchange for contingent consideration	$500,000	$—

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

On June 15, 2021, the Company acquired all of the equity interests of BT Intermediate, LLC (together with its subsidiaries, “BillingTree”) for approximately $506.6 million, consisting of approximately $278.3 million in cash from the Company’s balance sheet and approximately 10 million shares of newly issued Class A common stock, representing approximately 10% of the voting power of the Company’s outstanding shares of common stock.

On June 22, 2021, the Company acquired substantially all of the assets of Kontrol LLC (“Kontrol”) for up to $11.0 million, of which approximately $7.5 million was paid at closing. The acquisition was financed with cash on hand.

Restatement of previously issued financial statements

On April 12, 2021, the Securities and Exchange Commission (the “SEC”) issued a statement (the “Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Statement referenced the guidance included in generally accepted accounting principles in the United States of America (“GAAP”) that entities must consider in determining whether to classify contracts that may be settled in its own stock, such as warrants, as equity or as an asset or liability. After considering the Statement, the Company re-evaluated its historical accounting for the Warrants and concluded it must amend the accounting treatment of the Warrants, which were recorded to the Company’s consolidated financial statements at the time of the Business Combination. At that time, the Warrants were presented within equity and did not impact any reporting periods prior to the Business Combination. The Company’s management concluded that the Warrants include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity. Management, after consultation with the audit committee and

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

our independent registered accounting firm, concluded that our previously issued audited financial statements as of December 31, 2019, for the period from July 11, 2019 through December 31, 2019 and as of and for the year ended December 31, 2020 and the Company’s unaudited condensed consolidated financial statements for the quarterly periods within those periods (the “Relevant Periods”) should no longer be relied upon. The Company has filed an amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (as amended, the “2020 Form 10-K”) restating the financial statements for the Relevant Periods (including the three and six months ended June 30, 2020), as set forth in the Statement. The notes included herein should be read in conjunction with the restated financial reports included in the 2020 Form 10-K. This Quarterly Report on Form 10-Q reflects the restated financials for the three and six months ended June 30, 2020. The Warrants were no longer outstanding as of the end of 2020, and therefore, the change in accounting policy triggered by the restatement has no impact on the financial statements for the three and six months ended June 30, 2021 included in this Quarterly Report on Form 10-Q.

The Company has reflected in this Quarterly Report on Form 10-Q restated financials as of December 31, 2020 and June 30, 2020 and for the three and six months ended June 30, 2020 to restate the following non-cash items:

	As of December 31, 2020			As of June 30, 2020 (Unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Balance Sheets
Warrant liabilities	$—	$—	$—	$—	$38,062,930	$38,062,930
Total noncurrent liabilities	488,360,392	—	488,360,392	363,159,756	38,062,930	401,222,686
Total liabilities	553,796,069	—	553,796,069	422,492,654	38,062,930	460,555,584
Additional paid-in capital	604,391,167	87,283,905	691,675,072	474,608,423	51,961,378	526,569,801
Accumulated deficit	(88,647,808)	(87,283,905)	(175,931,713)	(69,938,145)	(90,024,308)	(159,962,453)
Total stockholders' equity	509,313,721	—	509,313,721	397,793,240	(38,062,930)	359,730,310

	For the three months ended June 30, 2020			For the six months ended June 30, 2020
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Unaudited Consolidated Statements of Operations
Change in fair value of warrant liabilities	$—	$(66,669,522)	$(66,669,522)	$—	$(73,567,617)	$(73,567,617)
Total other (expense) income	(13,737,414)	(66,669,522)	(80,406,936)	(17,758,114)	(73,567,617)	(91,325,731)
(Loss) income before income tax expense	(20,427,326)	(66,669,522)	(87,096,848)	(27,827,361)	(73,567,617)	(101,394,978)
Net (loss) income	(16,530,700)	(66,669,522)	(83,200,222)	(22,815,143)	(73,567,617)	(96,382,760)
Net (loss) income attributable to the Company	(12,627,641)	(66,669,522)	(79,297,163)	(16,059,685)	(73,567,617)	(89,627,302)
Loss per Class A share:
Basic and diluted	$(0.30)		$(1.90)	$(0.40)		$(2.26)

	For the six months ended June 30, 2020
	As Reported	Adjustments	As Restated
Unaudited Consolidated Statements of Cash Flows
Net loss	$(22,815,143)	$(73,567,617)	$(96,382,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	32,232,902	73,567,617	105,800,519
Net cash provided by operating activities	9,417,759	—	9,417,759
Net cash used in investing activities	(43,728,473)	—	(43,728,473)
Net cash provided by financing activities	176,118,827	—	176,118,827

The restatement had no impact on the Company’s liquidity or cash position.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

Principles of Consolidation

The consolidated financial statements include the accounts of Repay Holdings Corporation, the majority-owned Hawk Parent Holdings LLC and its wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Services LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC (“PaidSuite”), Marlin Acquirer, LLC (“Paymaxx”), REPAY International LLC, REPAY Canada Solutions ULC, TriSource Solutions, LLC (“TriSource”), Mesa Acquirer, LLC, CDT Technologies LTD, Viking GP Holdings, LLC, cPayPlus, LLC, CPS Payment Services, LLC, Media Payments, LLC, Custom Payment Systems, LLC, BT Intermediate, LLC, Electronic Payment Providers, LLC, Blue Cow Software, LLC, Hoot Payment Solutions, LLC, Internet Payment Exchange, LLC, Stratus Payment Solutions, LLC, Clear Payment Solutions, LLC and Harbor Acquisition LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

The accompanying interim consolidated financial statements of the Company were prepared in accordance with GAAP. The Company uses the accrual basis of accounting whereby revenues are recognized when earned, usually upon the date services are rendered, and expenses are recognized at the date services are rendered or goods are received.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

The Company early adopted ASU 2020-06 as of January 1, 2021. The Company issued the 2026 Notes in January 2021, which resulted in recognition of $440.0 million in noncurrent long-term debt of and $11.4 million in debt issuance cost. In determining the impact of the 2026 Notes on the Company’s diluted earnings per share calculations, the Company will apply the if-converted method. For additional information and required disclosures related to 2026 Notes, see Note 10. Borrowings.

3. Revenue

For the Company’s accounting policies for recognizing revenue and contract costs, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 3. Revenue to the Company’s Notes to Consolidated Financial Statements in Part II, Item 8 of the 2020 Form 10-K.

Software Revenue

As a result of the acquisition of BillingTree, the Company has acquired a software revenue stream. Software revenue has been presented within revenue on the Consolidated Statements of Operations.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Software revenue consists of term license fees related to software products, and software maintenance and support (“PCS”). Customers typically enter into software contracts for contractual terms of three to twelve months period. The term license and PCS are each distinct performance obligations. The total consideration in the contract is allocated based on management’s assessment of the relative standalone selling price for each performance obligation.

Revenue is recognized when the related performance obligations are satisfied. Revenue from the term license is recognized at a point in time, upon delivery to the client. Revenue from PCS is recognized over the term of the contract. When the Company receives an up-front deposit, the revenue is deferred until such a time that the term license or PCS is provided to the customer. Deferred revenue is expected to be recognized as revenue within one year and is classified within a current liability.

As BillingTree was acquired during the three months ended June 30, 2021, there was no deferred revenue balance at the beginning of the period; however, the balance of deferred revenue as of June 30, 2021 incorporates the deferred revenue acquired in the BillingTree acquisition. See Note 5. Business Combinations for more detail regarding the BillingTree acquisition.

Disaggregation of revenue

The table below presents a disaggregation of revenue by direct and indirect relationships for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Direct relationships	$47,286,567	$35,873,834	$94,042,003	$74,589,458
Indirect relationships	1,125,304	626,691	1,890,364	1,373,604
Total Revenue	$48,411,871	$36,500,525	$95,932,367	$75,963,062

4. Earnings Per Share

During the three and six months ended June 30, 2021 and 2020, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested restricted share awards and convertible debt conversion would have been anti-dilutive.

The following table summarizes net loss attributable to the Company and the weighted average basic and basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss before income tax expense	$(17,467,369)	$(87,096,848)	$(41,390,315)	$(101,394,978)
Less: Net loss attributable to non-controlling interests	(1,080,798)	(3,903,059)	(3,268,070)	(6,755,458)
Income tax benefit	4,117,474	3,896,626	10,059,247	5,012,218
Net loss attributable to the Company	$(12,269,097)	$(79,297,163)	$(28,062,998)	$(89,627,302)

Weighted average shares of Class A common stock outstanding - basic and diluted	79,781,185	41,775,128	78,200,752	39,699,841

Loss per share of Class A common stock outstanding - basic and diluted	$(0.15)	$(1.90)	$(0.36)	$(2.26)

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

For the three and six months ended June 30, 2021 and 2020, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Post-Merger Repay Units exchangeable for Class A common stock	7,933,893	24,305,623	7,933,893	24,305,623
Dilutive warrants exercisable for Class A common stock	—	1,758,145	—	1,758,145
Unvested restricted share awards of Class A common stock	2,860,945	2,899,272	2,860,945	2,899,272
2026 Notes convertible for Class A common stock	13,095,238	—	13,095,238	—
Share equivalents excluded from earnings (loss) per share	23,890,076	28,963,040	23,890,076	28,963,040

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

(1)

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Reflects the fair value of the Ventanex Earnout Payment, the contingent consideration to be paid to the selling members of Ventanex, pursuant to the Ventanex Purchase Agreement as of February 10, 2020. The selling partners of Ventanex will have the contingent earn-out right to receive a payment of up to $14.0 million dependent upon the Gross Profit, as defined in the Ventanex Purchase Agreement, for the years ended December 31, 2020 and 2021. In February 2021, the Company paid the sellers of Ventanex $0.9 million, pursuant to the terms of the Ventanex Purchase Agreement. As of June 30, 2021, the Ventanex earnout was $3.8 million, which resulted in a ($0.8) million and ($1.0) million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively.

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
	$26.9

Goodwill of $12.2 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $8.3 million on a gross basis is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Ventanex.

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

The following summarizes the purchase consideration paid to the selling members of cPayPlus:

Cash consideration	$7,956,963
Contingent consideration (1)	6,500,000
Total purchase price	$14,456,963

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

(1)

Reflects the fair value of the cPayPlus Earnout Payment, the contingent consideration to be paid to the selling members of cPayPlus, pursuant to the cPayPlus Purchase Agreement as of July 23, 2020. The selling partners of cPayPlus will have the contingent earn-out right to receive a payment of up to $8.0 million dependent upon the Gross Profit, as defined in the cPayPlus Purchase Agreement, in the third quarter of 2021. As of June 30, 2021, the cPayPlus earnout was $8.0 million, which resulted in a $0.2 million and $1.5 million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively.

The Company recorded an allocation of the purchase price to cPayPlus’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the July 23, 2020 closing date. The purchase price allocation is as follows:

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
	$7.7

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Goodwill of $6.7 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $0.2 million on a gross basis is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of cPayPlus.

CPS

On November 2, 2020, the Company acquired all of the ownership interests of CPS Payment Services, LLC, Media Payments, LLC (“MPI”), and Custom Payment Systems, LLC (collectively, “CPS”). Under the terms of the securities purchase agreement between Repay Holdings, LLC and the direct and indirect owners of CPS (“CPS Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $78.0 million in cash. In addition to the closing consideration, the CPS Purchase Agreement contains a performance-based earnout (the “CPS Earnout Payment”), which was based on future results of the acquired business and could result in an additional payment to the former owners of CPS of up to $15.0 million in two separate earnouts. The CPS acquisition was financed with cash on hand. The CPS Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owners of CPS, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the selling members of CPS:

Cash consideration	$83,886,556
Contingent consideration (1)	4,500,000
Total purchase price	$88,386,556

(1)

Reflects the fair value of the CPS Earnout Payment, the contingent consideration to be paid to the selling members of CPS, pursuant to the CPS Purchase Agreement as of November 2, 2020. The selling partners of CPS will have the contingent earnout right to receive a payment of up to $15.0 million in two separate earnouts, dependent upon the Gross Profit, as defined in the CPS Purchase Agreement. As of June 30, 2021, the CPS earnout was $4.5 million, which resulted in a ($0.6) million and $0.0 million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively.

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

Goodwill of $43.3 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $38.8 million on a gross basis is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of CPS.

BillingTree

On June 15, 2021, the Company acquired BillingTree. Under the terms of the agreement and plan of merger between BT Intermediate, LLC, the Company, two newly formed subsidiaries of the Company and the owner of BT Intermediate, LLC (“BillingTree Merger Agreement”), the aggregate consideration paid at closing by the Company was approximately $506.6 million, consisting of approximately $278.3 million in cash and approximately 10 million shares of newly issued Class A common stock. The BillingTree Merger Agreement contains customary representations, warranties and covenants by Repay and the former owner of BillingTree, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the seller of BillingTree:

Cash consideration	$278,344,249
Unit consideration	228,250,000
Total purchase price	$506,594,249

The Company recorded a preliminary allocation of the purchase price to BillingTree’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 15, 2021 closing date. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$8,243,570
Accounts receivable	6,483,419
Prepaid expenses and other current assets	1,601,854
Total current assets	16,328,843
Property, plant and equipment, net	541,244
Restricted cash	274,954
Other assets	1,384,409
Identifiable intangible assets	232,320,000
Total identifiable assets acquired	250,849,450
Accounts payable	(2,552,251)
Accrued expenses	(6,282,563)
Deferred tax liability	(28,123,217)
Net identifiable assets acquired	213,891,419
Goodwill	292,702,830
Total purchase price	$506,594,249

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.3	2
Trade names	7.8	Indefinite
Developed technology	26.2	3
Merchant relationships	198.0	10
	$232.3

Goodwill of $292.7 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $47.7 million on a gross basis is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of BillingTree.

BillingTree contributed $2.4 million to revenue and $(0.3) million in net income to the Company’s unaudited interim Consolidated Statements of Operations, from June 15, 2021 through June 30, 2021.

Kontrol

On June 22, 2021, the Company acquired substantially all of the assets of Kontrol LLC (“Kontrol”). Under the terms of the asset purchase agreement between a newly formed subsidiary of Repay Holdings, LLC and the owner of Kontrol (“Kontrol Purchase Agreement”), the aggregate consideration paid at closing by the Company was up to $11.0 million in cash, of which $7.5 million was paid at closing. The Kontrol Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owner of Kontrol, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the owner of Kontrol:

Cash consideration	$7,471,194
Contingent consideration	500,000
Total purchase price	$7,971,194

The Company recorded a preliminary allocation of the purchase price to Kontrol’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 22, 2021 closing date. The preliminary purchase price allocation is as follows:

Identifiable intangible assets	$6,940,000
Total identifiable assets acquired	6,940,000
Goodwill	1,031,194
Total purchase price	$7,971,194

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Trade names	$0.0	Indefinite
Merchant relationships	6.9	8
	$6.9

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Goodwill of $1.0 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $0.5 million on a gross basis is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Kontrol.

Kontrol contributed $0.1 million to revenue and $0.0 million in net income to the Company’s unaudited interim Consolidated Statements of Operations, from June 22, 2021 through June 30, 2021.

Transaction Expenses

The Company incurred transaction expenses of $2.7 million and $3.7 million for the three and six months ended June 30, 2021, respectively, related to the Ventanex, cPayPlus, CPS, BillingTree, and Kontrol acquisitions. The Company incurred transaction expenses of $1.0 million and $1.0 million for the three and six months ended June 30, 2020, respectively, related to the Ventanex acquisition.

Pro Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis give effect to the Ventanex, cPayPlus, CPS, BillingTree and Kontrol acquisitions as if the transactions had occurred on January 1, 2020. The unaudited pro forma information reflects adjustments for the issuance of the Company’s common stock, debt incurred in connection with the transactions, the impact of the fair value of intangible assets acquired and related amortization and other adjustments the Company believes are reasonable for the pro forma presentation. In addition, the pro forma earnings exclude acquisition-related costs.

	Pro Forma Three Months Ended June 30,		Pro Forma Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$61,191,338	$53,165,376	$124,699,561	$111,516,262
Net loss	(7,331,232)	(83,795,121)	(28,023,722)	(96,175,597)
Net loss attributable to non-controlling interests	(538,196)	(4,199,266)	(2,969,849)	(6,835,622)
Net loss attributable to the Company	(6,793,036)	(79,595,855)	(25,053,873)	(89,339,975)

Loss per Class A share - basic and diluted	$(0.09)	$(1.91)	$(0.32)	$(2.25)

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

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$120,400,640	$—	$—	$120,400,640
Restricted cash	20,138,233	—	—	20,138,233
Total assets	$140,538,873	$—	$—	$140,538,873
Liabilities:
Contingent consideration	$—	$—	$17,800,000	$17,800,000
Borrowings	—	427,950,300	—	427,950,300
Tax receivable agreement	—	—	234,964,662	234,964,662
Total liabilities	$—	$427,950,300	$252,764,662	$680,714,962

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$91,129,888	$—	$—	$91,129,888
Restricted cash	15,374,846	—	—	15,374,846
Total assets	$106,504,734	$—	$—	$106,504,734
Liabilities:
Contingent consideration	$—	$—	$15,800,000	$15,800,000
Borrowings	—	256,713,396	—	256,713,396
Tax receivable agreement	—	—	229,228,105	229,228,105
Interest rate swap	—	9,312,332	—	9,312,332
Total liabilities	$—	$266,025,728	$245,028,105	$511,053,833

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Contingent Consideration

Contingent consideration relates to potential payments that the Company may be required to make associated with acquisitions. The contingent consideration is recorded at fair value based on estimates of discounted future cash flows associated with the acquired businesses within Related party payable in the Consolidated Balance Sheets. To the extent that the valuation of these liabilities is based on inputs that are less observable or not observable in the market, the determination of fair value requires more judgment. Accordingly, the fair value of contingent consideration is classified within Level 3 of the fair value hierarchy, under ASC 820. The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805, Business Combinations (“ASC 805”).

The Company used a discount rate to determine the present value, based on a risk-free rate adjusted for a credit spread, of the contingent consideration in the simulation approach. A range of 3.3% to 3.4% and weighted average of 3.4% was applied to the simulated contingent consideration payments, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date.

The following table provides a rollforward of the contingent consideration related to previous business acquisitions. Refer to Note 5 for more details.
	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$15,800,000	$14,250,000
Measurement period adjustment	—	6,580,549
Purchases	1,500,000	10,800,000
Payments	(948,786)	(14,320,549)
Accretion expense	—	—
Valuation adjustment	1,448,786	740,000
Balance at end of period	$17,800,000	$18,050,000

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

The Company used a discount rate, also referred to as the early termination rate, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 1.25% was applied to the forecasted TRA payments at June 30, 2021, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance increased as a result of exchanges of Post-Merger Repay Units for Class A common stock pursuant to the Exchange Agreement entered into upon completion of the Business Combination (the “Exchange Agreement”). In addition, the TRA balance

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

was adjusted by $3.3 million through accretion expense and a valuation adjustment, related to a decrease in the discount rate, which was 1.34% as of December 31, 2020.

The following table provides a rollforward of the TRA related to the Business Combination and subsequent acquisition and exchanges of Post-Merger Repay Units. See Note 15 for further discussion on the TRA.

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$229,228,105	$67,176,226
Purchases	2,424,107	29,822,986
Payments	—	—
Accretion expense	1,522,939	1,096,084
Valuation adjustment	1,789,511	9,484,337
Balance at end of period	$234,964,662	$107,579,633

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

These swaps involve the receipt of variable-rate amounts in exchange for fixed interest rate payments over the lives of the agreements without an exchange of the underlying notional amounts and were designated for accounting purposes as cash flow hedges. The interest rate swaps are carried at fair value on a recurring basis within Other assets in the Consolidated Balance Sheets and are classified within Level 2 of the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. The fair value was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

As of June 30, 2021, both interest rate swaps were settled.

7. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020
Furniture, fixtures, and office equipment	$2,084,797	$1,112,702
Computers	2,242,161	1,733,672
Leasehold improvements	390,748	340,333
Total	4,717,706	3,186,707
Less: Accumulated depreciation and amortization	2,114,643	1,558,268
	$2,603,063	$1,628,439

Depreciation expense for property and equipment was $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively. Depreciation expense for property and equipment was $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of June 30, 2021, the indefinite-lived intangible assets consist of trade names of $30.1 million, and this balance consists of seven trade names, arising from the acquisitions of Hawk Parent, TriSource, APS Payments (“APS”), Ventanex, cPayPlus, CPS, BillingTree and Kontrol. As of December 31, 2020, the indefinite-lived intangible assets consist of trade names of $22.2 million, and this balance consists of six trade names, arising from the acquisitions of Hawk Parent, TriSource, APS, Ventanex, cPayPlus, and CPS.

Definite-lived intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Customer relationships	$513,350,000	$54,803,810	$458,546,190	4.89
Channel relationships	12,550,000	1,069,435	11,480,565	9.15
Software costs	139,015,287	58,763,069	80,252,218	1.01
Non-compete agreements	4,590,000	3,633,750	956,250	0.95
Balance as of June 30, 2021	$669,505,287	$118,270,064	$551,235,223	4.14

Customer relationships	$308,450,000	$39,920,578	$268,529,422	8.64
Channel relationships	12,550,000	191,936	12,358,064	9.65
Software costs	104,715,101	40,280,116	64,434,985	1.85
Non-compete agreements	4,270,000	2,595,333	1,674,667	1.52
Balance as of December 31, 2020	$429,985,101	$82,987,963	$346,997,138	6.95

The Company’s amortization expense for intangible assets was $19.1 million and $36.6 million for the three and six months ended June 30, 2021, respectively. The Company’s amortization expense for intangible assets was $14.4 million and $28.1 million for the three and six months ended June 30, 2020, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

Year Ending December 31,	Estimated Future Amortization Expense
2021	$30,143,812
2022	52,062,854
2023	37,121,611
2024	32,147,468
2025	32,245,856
2026	32,242,778
Thereafter	335,270,843

The Company has only one operating segment and, based on the criteria outlined in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), only one reporting unit that needs to be tested for intangible assets impairment. Accordingly, intangible assets were reviewed for impairment at the consolidated entity level. Based on the qualitative factors described in ASC 350, the Company concluded that intangible assets were not impaired as of June 30, 2021.

9. Goodwill

The following table presents changes to goodwill for the six months ended June 30, 2021.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Total
Balance at December 31, 2020	$458,970,255
Acquisitions	293,734,024
Dispositions	—
Impairment Loss	—
Measurement period adjustment	(1,510,778)
Balance at June 30, 2021	$751,193,501

The Company has only one operating segment and, based on the criteria outlined in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), only one reporting unit that needs to be tested for goodwill impairment. Accordingly, goodwill was reviewed for impairment at the consolidated entity level. Based on the qualitative factors described in ASC 350, the Company concluded that goodwill was not impaired as of June 30, 2021.

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

On February 10, 2020, as part of the financing for the acquisition of Ventanex, the Company entered into an agreement with Truist Bank and other members of its existing bank group to amend and upsize the Successor Credit Agreement from $230.0 million to $346.0 million. The Successor Credit Agreement is collateralized by substantially all of the Company’s assets, and includes restrictive qualitative and quantitative covenants, as defined in the Successor Credit Agreement.

  On January 20, 2021, the Company used a portion of the proceeds from the 2026 Notes to prepay in full the entire amount of the outstanding Term Loans under the Successor Credit Agreement. The Company also terminated in full all outstanding Delayed Draw Term Loan commitments under such credit facilities.

Amended Credit Agreement

On February 3, 2021, the Company announced the closing of a new undrawn $125 million senior secured revolving credit facility through Truist Bank. The Amended Credit Agreement replaces the Company’s Successor Credit Agreement, which included an undrawn $30 million Revolving Credit Facility. The Company was in compliance with its restrictive covenants under the Amended Credit Agreement at June 30, 2021.

As of June 30, 2021, the Company had $0.0 million drawn against the Revolving Credit Facility. The Company paid $119,792 and $217,014 in fees related to unused commitments for the three and six months ended June 30, 2021, respectively. The Company paid $92,240 and $134,601 in fees related to unused commitments for the three and six months ended June 30, 2020, respectively. The Company’s interest expense on the line of credit totaled $0 for both the three and six months ended June 30, 2021. The Company’s interest expense on the line of credit totaled $4,356 and $66,364 for the three and six months ended June 30, 2020, respectively.

Convertible Senior Debt

On January 19, 2021, the Company issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 in a private placement. The conversion rate of any 2026 Notes will initially be 29.7619 shares of Class A common stock per $1,000 principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $33.60 per share of Class A common stock). Upon conversion of the 2026 Notes, the Company may

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

choose to pay or deliver cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed. Subject to Nasdaq requirements, the Company controls the conversion rights prior to November 3, 2025, unless a fundamental change or an event of default occurs.

During the six months ended June 30, 2021, the conversion contingencies of the 2026 Notes were not met, and the conversion terms of the 2026 Notes were not significantly changed. The shares issuable upon conversion of the 2026 Notes were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive.

At June 30, 2021 and December 31, 2020, total borrowings under the Successor Credit Agreement, Amended Credit Agreement, and 2026 Notes consisted of the following, respectively:

	June 30, 2021	December 31, 2020
Non-current indebtedness:
Term Loan	$—	$262,653,996
Revolving Credit Facility	—	—
Convertible Senior Debt	440,000,000	—
Total borrowings under credit facility and convertible senior debt (1)	440,000,000	262,653,996
Less: Current maturities of long-term debt (2)	—	6,760,650
Less: Long-term loan debt issuance cost (3)	12,049,700	5,940,600
Total non-current borrowings	$427,950,300	$249,952,746

(1)	The Term Loan, Delayed Draw Term Loan and Revolving Credit Facility beared interest, at variable rates, which were 3.65% at December 31, 2020.
(2)

Pursuant to the terms of the Amended Credit Agreement, the Company was required to make quarterly principal payments equal to 0.625% of the initial principal amount of the Term Loan and Delayed Draw Term Loan (collectively the “Term Loans”).

(3)

The Company incurred $0.7 million and $1.2 million of interest expense for the amortization of deferred debt issuance costs for the three and six months ended June 30, 2021, respectively. The Company incurred $1.4 million of interest expense for the amortization of deferred debt issuance costs for the year ended December 31, 2020.

The Company incurred interest expense on the Term Loans of $3.2 million and $6.4 million for the three and six months ended June 30, 2020, respectively.

Following is a summary of principal maturities of long‑term debt for each of the next five years ending December 31 and in the aggregate:

2021	$—
2022	—
2023	—
2024	—
2025	—
2026	440,000,000
$440,000,000

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

In October 2019, the Company entered into a $140.0 million notional, five-year interest rate swap agreement, with Regions Bank, to hedge changes in cash flows attributable to interest rate risk on $140.0 million of its variable-rate term loan. This agreement involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount. This interest rate swap was designated for accounting purposes as a cash flow hedge. As such, changes in the interest rate swap’s fair value are deferred in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and are subsequently reclassified into interest expense in each period that a hedged interest payment is made on the Company’s variable-rate term loan. Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively.

On February 21, 2020, the Company entered into a swap transaction with Regions Bank. On a quarterly basis, commencing on March 31, 2020 up to and including the termination date of February 10, 2025, the Company made fixed payments on a beginning notional amount of $30.0 million, then a revised notional amount of $65.0 million beginning on September 30, 2020. On a quarterly basis, commencing on February 21, 2020 up to and including the termination date of February 10, 2025, the counterparty made floating rate payments based on the 3-month LIBOR on the beginning notional amount of $30.0 million, then a revised notional amount of $65.0 million beginning on September 30, 2020.

Both interest rate swaps were settled as of June 30, 2021, with realized loss of $9.3 million recorded in Other loss in the Consolidated Statements of Operations during the six months ended June 30, 2021.

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

The components of lease cost are presented in the following table:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Components of total lease costs:
Operating lease cost	$555,384	$1,096,023
Short-term lease cost	15,841	27,241
Variable lease cost	—	—
Total lease cost	$571,225	$1,123,264

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Amounts reported in the Consolidated Balance Sheets were as follows:

	June 30, 2021	December 31, 2020
Operating leases:
ROU assets	$10,882,410	$10,074,506
Lease liability, current	1,828,000	1,527,224
Lease liability, long-term	9,525,372	8,836,655
Total lease liabilities	$11,353,372	$10,363,879

Weighted-average remaining lease term (in years)	5.7	6.2
Weighted-average discount rate (annual)	4.3%	4.6%

Other information related to leases are as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$472,705	$931,353
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	—	—

The following table presents a maturity analysis of the Company’s operating leases liabilities as of June 30, 2021:

2021	$1,164,049
2022	2,261,605
2023	2,311,391
2024	2,124,176
2025	1,936,698
Thereafter	3,095,550
Total undiscounted lease payments	12,893,469
Less: Imputed interest	1,540,097
Total lease liabilities	$11,353,372

13. Related Party Transactions

Related party payables consisted of the following:

	June 30,	December 31,
	2021	2020
Ventanex accrued earnout liability	$3,800,000	$4,800,000
cPayPlus accrued earnout liability	8,000,000	6,500,000
CPS accrued earnout liability	4,500,000	4,500,000
BillingTree accrued earnout liability (1)	1,000,000	—
Kontrol accrued earnout liability	500,000	—
Other payables to related parties	300,515	11,597
	$18,100,515	$15,811,597
(1)	The accrued earnout liability is related to an acquisition by Clear Payment Solutions, LLC, a subsidiary of BT Intermediate, LLC, prior to the acquisition of BillingTree by the Company.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The Company incurred transaction costs on behalf of related parties of $1.7 million and $2.9 million for the three and six months ended June 30, 2021, respectively. The Company incurred transaction costs on behalf of related parties of $0.7 million and $1.2 million for the three and six months ended June 30, 2020, respectively. These costs consist of retention bonuses and other compensation to employees, associated with the costs resulting from the integration of new businesses.

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

Under this plan, the Company currently has three types of share-based compensation awards outstanding: performance stock units (“PSUs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Activities for the six months ended June 30, 2021 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	2,523,431	$15.71
Granted	748,428	22.83
Forfeited (1)(2)	129,235	15.33
Vested	281,679	14.74
Unvested at June 30, 2021	2,860,945	$17.68

(1)

The forfeited shares include employee terminations during the six months ended June 30, 2021; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

(2)

Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations. The awards are not deemed outstanding; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $29.9 million at June 30, 2021, which is expected to be recognized as expense over the weighted-average period of 2.74 years. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $29.1 million at June 30, 2020, which is expected to be recognized as expense over the weighted-average period of 3.02 years. The Company incurred $5.5 million and $10.7 million of share-based compensation expense for the three and six months ended June 30, 2021, respectively. The Company incurred $5.5 million and $9.0 million of share-based compensation expense for the three and six months ended June 30, 2020, respectively.

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

The Company’s effective tax rate was 23.6% and 24.3%, for the three and six months ended June 30, 2021, respectively. The Company recorded an income tax benefit of $4.1 million, and $10.1 million for the three and six months ended June 30, 2021, respectively. The effective tax rates for the three and six months ended June 30, 2021

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

include a stock-based compensation adjustments excess tax benefit related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs. The Company’s effective tax rate was 4.5% and 4.9%, as restated for the three and six months ended June 30, 2020, respectively. The Company recorded an income tax benefit of $3.9 million and $5.0 million for the three and six months ended June 30, 2020, respectively. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax. As such, the effective tax rate can vary from period to period.

The Company recognized $4.1 million and $10.1 million for the three and six months ended June 30, 2021, respectively, of deferred tax assets related to the income tax benefit derived from the net operating loss over the same periods. The Company recognized $3.9 million and $5.0 million for the three and six months ended June 30, 2020, respectively, of deferred tax assets related to the income tax benefit derived from the net operating loss over the same periods. The Company did not recognize any changes to the valuation allowance as of June 30, 2021, and the facts and circumstances remain unchanged.

Deferred tax liability, net of $23.8 million, and a deferred tax asset, net of $118.0 million, for the three and six months ended June 30, 2021, respectively, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent purchase of Post-Merger Repay Units by the Company pursuant to the 2020 Unit Purchase Agreements with CC Payment Holdings, LLC, an entity controlled by Corsair, and the subsequent exchanges of Post-Merger Repay Units for shares of the Company’s Class A common stock in accordance with the Exchange Agreement. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $28.1 million was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date.

As a result of the Post-Merger Repay Unit exchanges during the six months ended June 30, 2021, the Company recognized an additional deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) in the amounts of $123 and $5,187 for the three and six months ended June 30, 2021, respectively, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions, a ceiling rule limitation arising under the Code sec. 704(c). As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of June 30, 2021.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of June 30, 2021, the Company had a liability of $235.0 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Consolidated Balance Sheet. The increase of $5.7 million in the TRA liability for the six months ended June 30, 2021, was primarily a result of the change in the Early Termination Rate, as defined in the TRA, and selling members of Hawk Parent exchanging 400,267 Post-Merger Repay Units for shares of the Company’s Class A common stock during the six months ended June 30, 2021 in accordance with the Exchange Agreement. This resulted in an increase to the Company’s share of the tax basis in the net assets of Hawk Parent.

16. Subsequent events

Management has evaluated subsequent events and their potential effects on these unaudited consolidated financial statements through August 9, 2021, which is the date the unaudited consolidated financial statements were available to be issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $4.6 billion and $9.2 million of total card payment volume for the three and six months ended June 30, 2021, respectively, and our card payment volume growth over the same periods in 2020 was approximately 28% and 24%, respectively.

The ultimate impacts of the COVID-19 pandemic and related economic conditions on the Company’s results remain uncertain. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic continue to evolve and in ways that are difficult to fully anticipate. At this time, we cannot reasonably estimate the full impact of the pandemic on the Company, given the uncertainty over the duration and severity of the economic crisis. In addition, the impact of COVID-19 on the Company’s results in 2020 and in the first half of 2021 may not be necessarily indicative of its impact on the Company’s results in the remainder of 2021.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, we restated our previously issued consolidated financial statements for periods following the Business Combination through December 31, 2020 to make accounting corrections related to warrant accounting. This Quarterly Report on Form 10-Q reflects the restated consolidated financial statements as of December 31, 2020 and for the three and six months ended June 30, 2020.

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

Recent Acquisitions

On June 15, 2021, we completed the acquisition of BillingTree for approximately $506.6 million, consisting of approximately $278.3 million in cash from our balance sheet and approximately 10 million shares of newly issued Class A common stock, representing approximately 10% of the voting power of our outstanding shares of common stock.

On June 22, 2021, we completed the acquisition of Kontrol LLC (“Kontrol”) for up to $11.0 million, of which approximately $7.5 million was paid at closing. The acquisition was financed with cash on hand.

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our customers process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services are determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, customer segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated customers. During the three and six months ended June 30, 2021 and 2020, we believe our chargeback rate was less than 1% of our card payment volume. In addition, our software revenue consists of term license fees related to software products and software maintenance and support.

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

Depreciation and amortization. Depreciation expense consists of depreciation on our investments in property, equipment and computer hardware. Depreciation expense is recognized on a straight-line basis over the estimated useful life of the asset. Amortization expense for software development costs and purchased software is recognized on the straight-line method over a three-year estimated useful life, between eight to ten years estimated useful life for customer relationships and channel relationships, and between two to five years estimated useful life for non-compete agreements.

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

Results of Operations

	Three Months ended June 30,		Six Months ended June 30,
(in $ thousands)	2021	2020	2021	2020
Revenue	$48,412	$36,501	$95,932	$75,963
Operating expenses
Other costs of services	$12,721	$8,727	$25,196	$19,498
Selling, general and administrative	29,542	19,018	52,935	37,184
Depreciation and amortization	19,679	14,706	37,472	28,610
Change in fair value of contingent consideration	(1,200)	740	1,449	740
Total operating expenses	$60,742	$43,191	$117,052	$86,032
Income (loss) from operations	$(12,330)	$(6,690)	$(21,120)	$(10,069)
Interest expense	(817)	(3,704)	(2,000)	(7,222)
Loss on extinguishment of debt	—	—	(5,941)	—
Change in fair value of warrant liabilities	—	(66,670)	—	(73,568)
Change in fair value of tax receivable liability	(4,355)	(10,038)	(3,312)	(10,580)
Other income	34	5	63	44
Other loss	—	—	(9,080)	—
Total other (expenses) income	(5,138)	(80,407)	(20,270)	(91,326)
Income (loss) before income tax expense	(17,468)	(87,097)	(41,390)	(101,395)
Income tax benefit	4,117	3,897	10,059	5,012
Net income (loss)	$(13,351)	$(83,200)	$(31,331)	$(96,383)
Net income (loss) attributable to non-controlling interest	(1,081)	(3,903)	(3,268)	(6,755)
Net income (loss) attributable to the Company	$(12,270)	$(79,297)	$(28,063)	$(89,628)
Weighted-average shares of Class A common stock outstanding - basic and diluted	79,781,185	41,775,128	78,200,752	39,699,841
Loss per Class A share - basic and diluted	$(0.15)	$(1.90)	$(0.36)	$(2.26)

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenue

Total revenue was $48.4 million for the three months ended June 30, 2021 and $36.5 million for the three months ended June 30, 2020, an increase of $11.9 million or 32.6%. This increase was the result of newly signed customers, the growth of our existing customers, as well as the acquisitions of cPayPlus, CPS, BillingTree and Kontrol. For the three months ended June 30, 2021, incremental revenues of approximately $6.0 million are attributable to cPayPlus, CPS, BillingTree and Kontrol.

Other Costs of Services

Other costs of services were $12.7 million for the three months ended June 30, 2021 and $8.7 million for the three months ended June 30, 2020, an increase of $4.0 million or 45.8%. For the three months ended June 30, 2021, incremental costs of services of approximately $1.6 million are attributable to cPayPlus, CPS, BillingTree and Kontrol.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $29.5 million for the three months ended June 30, 2021 and $19.0 million for the three months ended June 30, 2020, an increase of $10.5 million or 55.3%. This increase was primarily due to general business growth and increases in expenses relating to software and technological services.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $19.7 million for the three months ended June 30, 2021 and $14.7 million for the three months ended June 30, 2020, an increase of $5.0 million or 33.8%. The increase was primarily due to fair value adjustments to intangibles resulting from the Business Combination, as well as additional depreciation and amortization of fixed assets and intangibles from the acquisitions of cPayPlus, CPS, BillingTree and Kontrol.

Change in the Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was $(1.2) million for the three months ended June 30, 2021, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of Ventanex, cPayPlus and CPS.

Interest Expense

Interest expense was $0.1 million for the three months ended June 30, 2021 and $3.7 million for the three months ended June 30, 2020, a decrease of $2.9 million or 77.9%. This decrease was due to a lower average outstanding principal balance under our Amended Credit Agreement as compared to the average outstanding principal balance under the Successor Credit Agreement.

Change in Fair Value of Warrant Liabilities

We incurred a change in the fair value of warrant liabilities of $66.7 million for the three months ended June 30, 2020, which was due to the mark-to-market valuation adjustments related to the increase in the publicly listed trading price of our stock. In July 2020, we completed the redemption of all of our outstanding warrants.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $4.4 million for the three months ended June 30, 2021 compared to $10.0 million for the three months ended June 30, 2020, a decrease of $5.7 million or 56.6%. This decrease was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate used to determine the fair value of the liability.

Income Tax

The income tax benefit was $4.1 million for the three months ended June 30, 2021 and the income tax benefit was $3.9 million for the three months ended June 30, 2020, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent. This was a result of the operating loss incurred by the Company, primarily driven by stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenue

Total revenue was $95.9 million for the six months ended June 30, 2021 and $76.0 million for the six months ended June 30, 2020, an increase of $20.0 million or 26.3%. This increase was the result of newly signed customers, the growth of our existing customers, as well as the acquisitions of cPayPlus, CPS, BillingTree and Kontrol. For the six months ended June 30, 2021, incremental revenues of approximately $9.0 million are attributable to cPayPlus, CPS, BillingTree and Kontrol.

Other Costs of Services

Other costs of services were $25.2 million for the six months ended June 30, 2021 and $19.5 million for the six months ended June 30, 2020, an increase of $5.7 million or 29.2%. For the six months ended June 30, 2021, incremental costs of services of approximately $2.7 million are attributable to cPayPlus, CPS, BillingTree and Kontrol.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $52.9 million for the six months ended June 30, 2021 and $37.2 million for the six months ended June 30, 2020, an increase of $15.8 million or 42.4%. This increase was primarily due to general business growth and increases in expenses relating to software and technological services.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $37.5 million for the six months ended June 30, 2021 and $28.6 million for the six months ended June 30, 2020, an increase of $8.9 million or 31.0%. The increase was primarily due to fair value adjustments to intangibles resulting from the Business Combination, as well as additional depreciation and amortization of fixed assets and intangibles from the acquisitions of cPayPlus, CPS, BillingTree and Kontrol.

Change in the Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was $1.4 million for the six months ended June 30, 2021, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of Ventanex, cPayPlus and CPS.

Interest Expense

Interest expense was $2.0 million for the six months ended June 30, 2021 and $7.2 million for the six months ended June 30, 2020, a decrease of $5.2 million or 72.3%. This decrease was due to a lower average outstanding principal balance under our Amended Credit Agreement as compared to the average outstanding principal balance under the Successor Credit Agreement.

Loss on Extinguishment of Debt

We incurred a loss of $5.9 million on extinguishment of debt for the six months ended June 30, 2021, due to the termination in full of all outstanding Delayed Draw Term Loan commitments under the Successor Credit Agreement.

Change in Fair Value of Warrant Liabilities

We incurred a change in the fair value of warrant liabilities of $73.6 million for the six months ended June 30, 2020, which was due to the mark-to-market valuation adjustments related to the increase in the publicly listed trading price of our stock. In July 2020, we completed the redemption of all of our outstanding warrants.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $3.3 million for the six months ended June 30, 2021 compared to $10.6 million for the six months ended June 30, 2020, a decrease of $7.3 million or 68.7%. This decrease was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate used to determine the fair value of the liability.

Other Loss

We incurred a loss of $9.1 million on the settlement of interest rate swaps for the six months ended June 30, 2021.

Income Tax

The income tax benefit was $10.1 million for the six months ended June 30, 2021 and the income tax benefit was $5.0 million for the six months ended June 30, 2020, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent. This was a result of the operating loss incurred by the Company, primarily driven by stock-based compensation deductions, the amortization of assets acquired in the Business Combination and prior acquisitions, the write-off of deferred debt issuance costs and the loss recognized as part of the settlement of interest rate swaps.

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

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis) for the three and six months ended June 30, 2021 and 2020 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three and six months ended June 30, 2021 and 2020.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended June 30, 2021 and 2020

	Three Months ended June 30,
(in $ thousands)	2021	2020(k)
Revenue	$48,412	$36,501
Operating expenses
Other costs of services	$12,721	$8,727
Selling, general and administrative	29,542	19,018
Depreciation and amortization	19,679	14,706
Change in fair value of contingent consideration	(1,200)	740
Total operating expenses	$60,742	$43,191
Income (loss) from operations	$(12,330)	$(6,690)
Interest expense	(817)	(3,704)
Loss on extinguishment of debt	—	—
Change in fair value of warrant liabilities	—	(66,670)
Change in fair value of tax receivable liability	(4,355)	(10,038)
Other income	34	5
Other loss	—	—
Total other (expenses) income	(5,138)	(80,407)
Income (loss) before income tax expense	(17,468)	(87,097)
Income tax benefit	4,117	3,897
Net income (loss)	$(13,351)	$(83,200)

Add:
Interest expense	817	3,704
Depreciation and amortization(a)	19,679	14,706
Income tax (benefit)	(4,117)	(3,897)
EBITDA	$3,028	$(68,687)

Non-cash change in fair value of warrant liabilities(b)	—	66,670
Non-cash change in fair value of contingent consideration(c)	(1,200)	740
Non-cash change in fair value of assets and liabilities(d)	4,355	10,038
Share-based compensation expense(e)	5,505	5,475
Transaction expenses(f)	6,978	1,575
Employee recruiting costs(g)	38	56
Other taxes(h)	420	39
Restructuring and other strategic initiative costs(i)	945	112
Other non-recurring charges(j)	334	202
Adjusted EBITDA	$20,403	$16,221

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the six months ended June 30, 2021 and 2020

	Six Months ended June 30,
(in $ thousands)	2021	2020(k)
Revenue	$95,932	$75,963
Operating expenses
Other costs of services	$25,196	$19,498
Selling, general and administrative	52,935	37,184
Depreciation and amortization	37,472	28,610
Change in fair value of contingent consideration	1,449	740
Total operating expenses	$117,052	$86,032
Income (loss) from operations	$(21,120)	$(10,069)
Interest expense	(2,000)	(7,222)
Loss on extinguishment of debt	(5,941)	—
Change in fair value of warrant liabilities	—	(73,568)
Change in fair value of tax receivable liability	(3,312)	(10,580)
Other income	63	44
Other loss	(9,080)	—
Total other (expenses) income	(20,270)	(91,326)
Income (loss) before income tax expense	(41,390)	(101,395)
Income tax benefit	10,059	5,012
Net income (loss)	$(31,331)	$(96,383)

Add:
Interest expense	2,000	7,222
Depreciation and amortization(a)	37,472	28,610
Income tax (benefit)	(10,059)	(5,012)
EBITDA	$(1,918)	$(65,563)

Loss on extinguishment of debt (l)	5,941	—
Loss on termination of interest rate hedge(m)	9,080	—
Non-cash change in fair value of warrant liabilities(b)	—	73,568
Non-cash change in fair value of contingent consideration(c)	1,449	740
Non-cash change in fair value of assets and liabilities(d)	3,312	10,580
Share-based compensation expense(e)	10,656	8,998
Transaction expenses(f)	9,318	4,444
Employee recruiting costs(g)	174	56
Other taxes(h)	559	226
Restructuring and other strategic initiative costs(i)	1,573	190
Other non-recurring charges(j)	720	332
Adjusted EBITDA	$40,864	$33,571

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended June 30, 2021 and 2020

	Three Months ended June 30,
(in $ thousands)	2021	2020(k)
Revenue	$48,412	$36,501
Operating expenses
Other costs of services	$12,721	$8,727
Selling, general and administrative	29,542	19,018
Depreciation and amortization	19,679	14,706
Change in fair value of contingent consideration	(1,200)	740
Total operating expenses	$60,742	$43,191
Income (loss) from operations	$(12,330)	$(6,690)
Interest expense	(817)	(3,704)
Loss on extinguishment of debt	—	—
Change in fair value of warrant liabilities	—	(66,670)
Change in fair value of tax receivable liability	(4,355)	(10,038)
Other income	34	5
Other loss	—	—
Total other (expenses) income	(5,138)	(80,407)
Income (loss) before income tax expense	(17,468)	(87,097)
Income tax benefit	4,117	3,897
Net income (loss)	$(13,351)	$(83,200)

Add:
Amortization of Acquisition-Related Intangibles(n)	17,270	13,841
Non-cash change in fair value of warrant liabilities(b)	—	66,670
Non-cash change in fair value of contingent consideration(c)	(1,200)	740
Non-cash change in fair value of assets and liabilities(d)	4,355	10,038
Share-based compensation expense(e)	5,505	5,475
Transaction expenses(f)	6,978	1,575
Employee recruiting costs(g)	38	56
Restructuring and other strategic initiative costs(i)	945	112
Other non-recurring charges(j)	334	202
Non-cash interest expense(o)	802	—
Pro forma taxes at effective rate(p)	(7,693)	(4,427)
Adjusted Net Income	$13,983	$11,082

Shares of Class A common stock outstanding (on an as-converted basis)(q)	87,734,237	69,623,608
Adjusted Net income per share	$0.16	$0.16

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the six months ended June 30, 2021 and 2020

	Six Months ended June 30,
(in $ thousands)	2021	2020(k)
Revenue	$95,932	$75,963
Operating expenses
Other costs of services	$25,196	$19,498
Selling, general and administrative	52,935	37,184
Depreciation and amortization	37,472	28,610
Change in fair value of contingent consideration	1,449	740
Total operating expenses	117,052	$86,032
Income (loss) from operations	$(21,120)	$(10,069)
Interest expense	(2,000)	(7,222)
Loss on extinguishment of debt	(5,941)	—
Change in fair value of warrant liabilities	—	(73,568)
Change in fair value of tax receivable liability	(3,312)	(10,580)
Other income	63	44
Other loss	(9,080)	—
Total other (expenses) income	(20,270)	(91,326)
Income (loss) before income tax expense	(41,390)	(101,395)
Income tax benefit	10,059	5,012
Net income (loss)	$(31,331)	$(96,383)

Add:
Amortization of Acquisition-Related Intangibles(n)	33,309	27,044
Loss on extinguishment of debt (l)	5,941	—
Loss on termination of interest rate hedge(m)	9,080	—
Non-cash change in fair value of warrant liabilities(b)	—	73,568
Non-cash change in fair value of contingent consideration(c)	1,449	740
Non-cash change in fair value of assets and liabilities(d)	3,312	10,580
Share-based compensation expense(e)	10,656	8,998
Transaction expenses(f)	9,318	4,444
Employee recruiting costs(g)	174	56
Restructuring and other strategic initiative costs(i)	1,573	190
Other non-recurring charges(j)	720	332
Non-cash interest expense(o)	1,338	—
Pro forma taxes at effective rate(p)	(16,473)	(6,124)
Adjusted Net Income	$29,066	$23,445

Shares of Class A common stock outstanding (on an as-converted basis)(q)	86,165,128	68,405,601
Adjusted Net income per share	$0.34	$0.34

(a)	See footnote (n) for details on our amortization and depreciation expenses.
(b)	Reflects the mark-to-market fair value adjustments of the warrant liabilities.
(c)	Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(d)	Reflects the changes in management’s estimates of the fair value of the liability relating to the Tax Receivable Agreement.
(e)

Represents compensation expense associated with equity compensation plans, totaling $5,505,490 and $10,656,088 in the three and six months ended June 30, 2021, respectively, and totaling $5,475,449 and $8,998,180 in the three and six months ended June 30, 2020 respectively.

(f)

Primarily consists of (i) during the three and six months ended June 30, 2021, professional service fees and other costs incurred in connection with the acquisitions of Ventanex, cPayPlus, CPS, BillingTree and Kontrol, as well as professional service expenses related to the January 2021 equity and convertible notes offerings, and (ii) during the three and six months ended June 30, 2020, professional service fees and other costs incurred in connection with the acquisition of Ventanex, and additional transaction expenses incurred in connection with the Business Combination and the acquisitions of TriSource and APS.

(g)	Represents payments made to third-party recruiters in connection with a significant expansion of our personnel, which we expect will become more moderate in subsequent periods.

(h)	Reflects franchise taxes and other non-income based taxes.
(i)

Reflects consulting fees related to our processing services and other operational improvements, including restructuring and integration activities related to our acquired businesses, that were not in the ordinary course during the three and six months ended June 30, 2021 and 2020.

(j)

For the three and six months ended June 30, 2021 and the three and six months ended June 30, 2020 reflects extraordinary refunds to customers and other payments related to COVID-19. Additionally, in the three months ended June 30, 2021 reflects non-cash rent expense, and in the three and six months ended June 30, 2020, reflects expenses incurred related to one-time accounting system and compensation plan implementation related to becoming a public company.

(k)	Does not include adjustment for incremental depreciation and amortization recorded due to fair-value adjustments under ASC 805.
(l)	Reflects write-offs of debt issuance costs relating to Hawk Parent’s term loans.
(m)	Reflects realized loss of our interest rate hedging arrangement which terminated in conjunction with the repayment of Term Loans.
(n)

For the three and six months ended June 30, 2021, reflects amortization of customer relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and customer relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree and Kontrol. For the three and six months ended June 30, 2020 reflects amortization of customer relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and customer relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, and Ventanex. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three months ended June 30,		Six months ended June 30,
(in $ thousands)	2021	2020	2021	2020
Acquisition-related intangibles	$17,270	$13,841	$33,309	$27,044
Software	2,120	605	3,291	1,067
Amortization	$19,390	$14,446	$36,600	$28,111
Depreciation	289	260	872	499
Total Depreciation and amortization[1]	$19,679	$14,706	$37,472	$28,610

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

(o)	Represents non-cash deferred debt issuance costs.
(p)	Represents pro forma income tax adjustment effect associated with items adjusted above.
(q)

Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis) for the three and six months ended June 30, 2021, and the three and six months ended June 30, 2020. These numbers do not include any shares issuable upon conversion of our 2026 Notes.

Adjusted EBITDA for the three months ended June 30, 2021 and 2020 was $20.4 million and $16.2 million, respectively, representing a 25.8% year-over-year increase. Adjusted EBITDA for the six months ended June 30, 2021 and 2020 was $40.9 million and $33.6 million, respectively, representing a 21.7% year-over-year increase.

Adjusted Net Income for the three months ended June 30, 2021 and 2020 was $14.0 million and $11.1 million, respectively, representing an 26.2% year-over-year increase. Adjusted Net Income for the six months ended June 30, 2021 and 2020 was $29.1 million and $23.4 million, respectively, representing an 24.0% year-over-year increase.

Our net loss attributable to the Company for the three months ended June 30, 2021 and 2020 was $12.3 million and $79.3 million, respectively, representing an 84.5% year-over-year decrease. Our net loss attributable to the Company for the six months ended June 30, 2021 and 2020 was $28.1 million and $89.6 million, respectively, representing a 68.7% year-over-year decrease.

These increases in Adjusted EBITDA and Adjusted Net Income for the three and six months ended June 30, 2021 are primarily due to the organic growth of our business, along with contributions from acquisitions. The decreases in net income (loss) attributable to the Company for the three and six months ended June 30, 2021 are primarily due to the change in fair value of warrant liabilities which occurred in 2020.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of June 30, 2021, we had $120.4 million of cash and cash equivalents and available borrowing capacity of $125.0 million under the Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and customer settlement funds of $20.1 million at June 30, 2021. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Amended Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Six Months ended June 30,
(in $ thousands)	2021	2020
Net cash provided by operating activities	$16,867	$9,418
Net cash used in investing activities	(286,510)	(43,728)
Net cash provided by financing activities	303,676	176,119

Cash Flow from Operating Activities

Net cash provided by operating activities was $16.9 million for the six months ended June 30, 2021.

Net cash provided by operating activities was $9.4 million for the six months ended June 30, 2020.

Cash provided by operating activities for the six months ended June 30, 2021 and 2020, reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $286.5 million for the six months ended June 30, 2021, due to the acquisitions of BillingTree and Kontrol, as well as the capitalization of software development activities.

Net cash used in investing activities was $43.7 million for the six months ended June 30, 2020, due to the acquisition of Ventanex, and capitalization of software development activities.

Cash Flow from Financing Activities

Net cash provided by financing activities was $303.7 million for the six months ended June 30, 2021, due to proceeds from the issuance of new shares in the Equity Offering, and proceeds from the 2026 Notes, offset by repayment of the outstanding revolver balance related to the Successor Credit Agreement, and repayments of the Term Loan principal balance under the Successor Credit Agreement.

Net cash provided by financing activities was $176.1 million for the six months ended June 30, 2020, due to proceeds from the issuance of new shares of Class A common stock in the 2020 June underwritten offering, new borrowings related to the acquisition of Ventanex under the Successor Credit Agreement, as well as funds received related to the exercise of warrants, offset by repayment of the outstanding revolver balance related to the Successor Credit Agreement in connection with its amendment and the acquisition of Ventanex, and repayments of the Term Loan principal balance under the Successor Credit Agreement.

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

As of June 30, 2021, the Amended Credit Agreement provides for a revolving credit facility of $125.0 million. As of June 30, 2021, we had $0.0 million drawn against the revolving credit facility. We paid $119,792 and $217,014 in fees related to unused commitments for the three and six months ended June 30, 2021, respectively. We paid $92,240 and $134,601 in fees related to unused commitments for the three and six months ended June 30, 2020, respectively.

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

As of June 30, 2021, we had convertible senior debt of $428.0 million, net of deferred issuance costs, under the 2026 Notes, and we were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants of the 2026 Notes, prospectively.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2021 or December 31, 2020.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and LIBOR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of June 30, 2021, we had convertible senior debt of $428.0 million and revolver borrowings of $0.0 million outstanding under the respective credit agreements. As of December 31, 2020, we had term loan borrowings of $256.7 million, and revolver borrowings of $0.0 million outstanding under the respective credit agreements. The borrowings accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted LIBOR rate plus a margin of 2.50% to 3.50% under the Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the respective agreements governing the Amended Credit Agreement.

In October 2019, we entered into a $140.0 million notional interest rate swap agreement, and in February 2020, we entered into a $30.0 million notional interest rate swap agreement, then a revised notional amount of $65.0 million beginning on September 30, 2020. These interest rate swaps effectively converted $205.0 million of the outstanding term loan into to fixed rate payments for 57 months and 60 months, respectively. A 1.0% increase or decrease in the interest rate applicable to borrowings under the Successor Credit Agreement during the year ended December 31, 2020 would have increased or decreased cash interest expense on our indebtedness by approximately $1.0 million per annum and $1.0 million per annum, respectively. As of June 30, 2021, both interest rate swaps were settled.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting related to the restatement described below. Notwithstanding this material weakness, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting, specifically the review controls over the evaluation of complex, non-routine transactions, were previously determined to be insufficient to detect the proper accounting and reporting for the public warrants and private placement warrants previously issued by Thunder Bridge (collectively, the “Warrants”), which were outstanding and recorded on our consolidated financial statements at the time of the Business Combination. Management identified this error when the Securities and Exchange Commission issued a statement (the “Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies on April 12, 2021. The Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to the Warrants. This control deficiency resulted in the Company having to restate certain of our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and the quarterly periods included therein, and if not remediated, could have resulted in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management previously determined that this control deficiency constituted a material weakness at March 31, 2021. Since the restatement, management has implemented remediation steps to address that material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We have further improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Other than the remediation efforts relating to the material weakness described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the three months ended June 30, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
April 1-30, 2021	10,033	$24.08	-	$-
May 1-31, 2021	10,030	21.98	-	-
June 1-30, 2021	10,058	23.99	-	-
Total	30,121	$23.35	-	$-

(1)

During the three months ended June 30, 2021, pursuant to the Incentive Plan, we withheld 30,121 shares at an average price per share of $23.35 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1†

Agreement and Plan of Merger, dated as of May 7, 2021, by and among BT Intermediate, LLC, Repay Holdings Corporation, Beckham Acquisition LLC, Beckham Merger Sub LLC and BillingTree Parent, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 10, 2021).

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

10.1

Registration Rights Agreement, dated as of May 7, 2021, by and among Repay Holdings Corporation and BillingTree Parent, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2021).

10.2

Limited Consent, Waiver and First Amendment to Amended and Restated Revolving Credit Agreement, dated June 15, 2021, by and among Repay Holdings Corporation, Hawk Parent Holdings LLC, Truist Bank, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 15, 2021).

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

101

The following financial statements from the Company’s Form 10‑Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes In Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

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

REPAY HOLDINGS CORPORATION
(Registrant)

Date: August 9, 2021	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)