Form 10-Q
period 2021-09-30
Repay Holdings Corp
filed 2021-11-09
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, there are 90,553,868 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 2,126,602 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of November 4, 2021, the holders of such outstanding shares of Class V common stock also hold 7,926,576 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended September 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, anticipated benefits from our recent acquisitions, the effects of the COVID-19 pandemic, expected demand on our product offering, including further implementation of electronic payment options and statements regarding our market and growth opportunities, and our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to: exposure to economic conditions and political risk affecting the consumer loan market, the receivables management industry and consumer and commercial spending; the impacts of the ongoing COVID-19 coronavirus pandemic and the actions taken to control or mitigate its spread; a delay or failure to integrate and/or realize the benefits of our recent acquisitions; changes in the payment processing market in which we compete, including with respect to its competitive landscape, technology evolution or regulatory changes; changes in the vertical markets that we target, including the regulatory environment applicable to our customers; risks relating to our relationships within the payment ecosystem; risk that we may not be able to execute our growth strategies, including identifying and executing acquisitions; risks relating to data security; changes in accounting policies applicable to us; the risk that we may not be able to maintain effective internal controls; and those risks described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$116,486,111	$91,129,888
Accounts receivable	30,510,431	21,310,724
Prepaid expenses and other	10,071,770	6,925,115
Total current assets	157,068,312	119,365,727

Property, plant and equipment, net	3,160,008	1,628,439
Restricted cash	20,595,849	15,374,846
Customer and channel relationships, net of amortization	461,131,685	280,887,486
Software, net of amortization	75,017,159	64,434,985
Other intangible assets, net of amortization	30,768,286	23,904,667
Goodwill	751,534,841	458,970,255
Operating lease right-of-use assets, net of amortization	10,369,453	10,074,506
Deferred tax assets	133,258,928	135,337,229
Other assets	2,499,997	—
Total noncurrent assets	1,488,336,206	990,612,413
Total assets	$1,645,404,518	$1,109,978,140

Liabilities
Accounts payable	$17,760,390	$11,879,638
Related party payable	8,578,588	15,811,597
Accrued expenses	22,350,134	19,216,258
Current maturities of long-term debt	—	6,760,650
Current operating lease liabilities	1,869,813	1,527,224
Current tax receivable agreement	10,440,762	10,240,310
Other current liabilities	1,660,318	—
Total current liabilities	62,660,005	65,435,677

Long-term debt, net of current maturities	428,612,681	249,952,746
Noncurrent operating lease liabilities	9,058,364	8,836,655
Tax receivable agreement, net of current portion	221,044,018	218,987,795
Other liabilities	1,182,408	10,583,196
Total noncurrent liabilities	659,897,471	488,360,392
Total liabilities	$722,557,476	$553,796,069

Commitment and contingencies (Note 12)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized and 88,323,068 issued and outstanding as of September 30, 2021; 2,000,000,000 shares authorized and 71,244,682 issued and outstanding as of December 31, 2020	8,832	7,125
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,092,446,820	691,675,072
Accumulated other comprehensive (loss) income	—	(6,436,763)
Accumulated deficit	(210,260,747)	(175,931,713)
Total stockholders' equity	$882,194,905	$509,313,721
Equity attributable to non-controlling interests	40,652,137	46,868,350
Total liabilities and stockholders' equity and members' equity	$1,645,404,518	$1,109,978,140

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$61,125,384	$37,634,537	$157,057,751	$113,597,599
Operating expenses
Other costs of services	15,287,720	10,492,011	40,483,326	29,989,935
Selling, general and administrative	33,696,220	28,580,764	86,631,634	65,765,167
Depreciation and amortization	25,907,374	15,421,129	63,379,348	44,031,111
Change in fair value of contingent consideration	(1,550,000)	(3,750,000)	(101,214)	(3,010,000)
Total operating expenses	73,341,314	50,743,904	190,393,094	136,776,213
Loss from operations	(12,215,930)	(13,109,367)	(33,335,343)	(23,178,614)
Other (expense) income
Interest expense	(763,614)	(3,624,499)	(2,763,592)	(10,846,639)
Loss on extinguishment of debt	—	—	(5,940,600)	—
Change in fair value of warrant liabilities	—	2,740,403	—	(70,827,214)
Change in fair value of tax receivable liability	3,410,955	(1,475,376)	98,505	(12,055,797)
Other income	18,816	25,379	81,352	69,826
Other loss	(19,041)	—	(9,099,451)	—
Total other (expense) income	2,647,116	(2,334,093)	(17,623,786)	(93,659,824)
Loss before income tax expense	(9,568,814)	(15,443,460)	(50,959,129)	(116,838,438)
Income tax benefit	2,260,704	3,382,859	12,319,951	8,395,077
Net loss	$(7,308,110)	$(12,060,601)	$(38,639,178)	$(108,443,361)
Less: Net loss attributable to non-controlling interests	(1,042,074)	(5,297,782)	(4,310,144)	(12,053,241)
Net loss attributable to the Company	$(6,266,036)	$(6,762,819)	$(34,329,034)	$(96,390,120)

Loss per Class A share:
Basic and diluted	$(0.07)	$(0.12)	$(0.42)	$(2.10)
Weighted-average shares outstanding:
Basic and diluted	88,273,194	57,913,089	81,595,128	45,806,225

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(7,308,110)	$(12,060,601)	$(38,639,178)	$(108,443,361)
Other comprehensive loss, before tax
Change in fair value of designated cash flow hedges	—	560,800	—	(10,687,184)
Total other comprehensive income (loss), before tax	—	560,800	—	(10,687,184)
Income tax related to items of other comprehensive income:
Tax benefit on change in fair value of designated cash flow hedges	—	47,122	—	1,598,492
Total income tax benefit on related to items of other comprehensive income	—	47,122	—	1,598,492
Total other comprehensive loss, net of tax	—	607,922	—	(9,088,692)
Total comprehensive loss	$(7,308,110)	$(11,452,679)	$(38,639,178)	$(117,532,053)
Less: Comprehensive loss attributable to non-controlling interests	(1,042,074)	(4,534,744)	(4,310,144)	(15,879,944)
Comprehensive loss attributable to the Company	$(6,266,036)	$(6,917,935)	$(34,329,034)	$(101,652,109)

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Interests
Balance at June 30, 2020	52,018,330	$5,202	100	$-	$526,569,801	$(159,962,453)	$(6,882,240)	$359,730,310	$159,844,542
Issuance of new shares	14,364,816	1,436		-	336,373,074	-	-	336,374,510	-
Exchange of Post-Merger Repay Units	1,579,330	158		-	13,796,879	-	(340,358)	13,456,679	(13,456,679)
Redemption of Post-Merger Repay Units	-	-		-	(236,701,453)	-	(2,458,401)	(239,159,854)	(97,335,959)
Release of share awards vested under Equity Plan	387,022	39		-	(39)	-		-	-
Treasury shares repurchased	-	-		-	(701,374)	-		(701,374)	-
Stock-based compensation	-	-		-	5,768,220	-	-	5,768,220	-
Warrant exercise	2,738,491	274		-	31,471,057	-	-	31,471,331	-
Tax distribution from Hawk Parent	-	-		-	-	-		-	(1,496,336)
Valuation allowance on Ceiling Rule DTA	-	-		-	(14,700,093)	-	-	(14,700,093)	-
Reclassification to warrant liabilities	-	-		-	35,322,527	-	-	35,322,527	-
Net loss	-	-		-	-	(6,762,819)	-	(6,762,819)	(5,297,782)
Other comprehensive income	-	-		-	-	-	415,451	415,451	145,349
Balance at September 30, 2020	71,087,989	$7,109	100	$-	$697,198,599	$(166,725,271)	$(9,265,548)	$521,214,889	$42,403,135

Balance at December 31, 2019	37,530,568	$3,753	100	$-	$283,555,118	$(70,335,151)	$313,397	$213,537,117	$206,162,035
Issuance of new shares	23,564,816	2,356		-	510,364,462	-	-	510,366,818	-
Exchange of Post-Merger Repay Units	1,579,330	158		-	13,796,879		(340,358)	13,456,679	(13,456,679)
Redemption of Post-Merger Repay Units	-	-		-	(300,023,143)	-	(3,159,296)	(303,182,439)	(132,113,374)
Release of share awards vested under Equity Plan	387,022	39		-	(39)			-	-
Treasury shares repurchased	-	-		-	(701,374)			(701,374)
Stock-based compensation	-	-		-	14,766,400	-	-	14,766,400	-
Warrant exercise	8,026,253	803		-	86,798,043	-	-	86,798,846	-
Tax distribution from Hawk Parent	-	-		-	-	-	-	-	(1,496,336)
Valuation allowance on Ceiling Rule DTA	-	-		-	(23,000,880)	-	-	(23,000,880)	-
Reclassification to warrant liabilities	-	-		-	111,643,133	-	-	111,643,133	-
Net loss	-	-		-	-	(96,390,120)	-	(96,390,120)	(12,053,240)
Other comprehensive loss	-	-		-	-	-	(6,079,291)	(6,079,291)	(4,639,271)
Balance at September 30, 2020	71,087,989	$7,109	100	$-	$697,198,599	$(166,725,271)	$(9,265,548)	$521,214,889	$42,403,135

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

(Unaudited) (Continued)

	Class A Common Stock		Class V Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Interests
Balance at June 30, 2021	88,222,430	$8,822	100	$-	$1,073,163,704	$(203,994,711)	$-	$869,177,815	$41,796,633
Issuance of new shares	-	-		-	-	-	-	-	-
Exchange of Post-Merger Repay Units	7,317	1		-	37,943	-	-	37,944	(37,943)
Release of share awards vested under Equity Plan	93,321	9		-	(9)	-	-	-	-
Treasury shares repurchased	-	-		-	(458,152)	-	-	(458,152)	2,482
Stock-based compensation	-	-		-	5,577,930	-	-	5,577,930	(4,633)
Tax distribution from Hawk Parent	-	-		-	-	-	-	-	(62,327)
Valuation allowance on Ceiling Rule DTA	-	-		-	14,125,404	-	-	14,125,404	-
Net loss	-	-		-	-	(6,266,036)	-	(6,266,036)	(1,042,074)
Balance at September 30, 2021	88,323,068	$8,832	100	$-	$1,092,446,820	$(210,260,747)	$-	$882,194,905	$40,652,137

Balance at December 31, 2020	71,244,682	$7,125	100	$-	$691,675,072	$(175,931,713)	$(6,436,763)	$509,313,721	$46,868,350
Issuance of new shares	16,295,802	1,629		-	371,048,331	-	-	371,049,960	(701,599)
Exchange of Post-Merger Repay Units	407,584	41		-	2,331,445	-	-	2,331,486	(2,331,483)
Release of share awards vested under Equity Plan	375,000	37		-	(37)	-	-	-	-
Treasury shares repurchased	-	-		-	(2,984,683)	-	-	(2,984,683)	8,693
Stock-based compensation	-	-		-	16,256,475	-	-	16,256,475	(27,090)
Tax distribution from Hawk Parent	-	-		-	-	-	-	-	(62,327)
Valuation allowance on Ceiling Rule DTA	-	-		-	14,120,217	-	-	14,120,217	-
Net loss	-	-		-	-	(34,329,034)	-	(34,329,034)	(4,310,144)
Other comprehensive income	-	-		-	-	-	6,436,763	6,436,763	1,207,738
Balance at September 30, 2021	88,323,068	$8,832	100	$-	$1,092,446,820	$(210,260,747)	$-	$882,194,905	$40,652,137

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(38,639,178)	$(108,443,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,379,348	44,031,111
Stock based compensation	16,229,384	14,766,400
Amortization of debt issuance costs	1,860,299	1,054,809
Loss on disposal of property, plant, and equipment	19,039	—
Loss on extinguishment of debt	5,940,600	—
Loss on sale of interest rate swaps	9,317,243	—
Fair value change in warrant liabilities	—	70,827,214
Fair value change in tax receivable agreement liability	(98,505)	12,055,798
Fair value change in other assets and liabilities	(101,214)	(3,041,378)
Payment of contingent consideration liability in excess of acquisition-date fair value	(1,500,000)	—
Deferred tax expense	(12,319,951)	(8,395,077)
Change in accounts receivable	(5,508,303)	(179,943)
Change in related party receivable	—	563,084
Change in prepaid expenses and other	(1,539,229)	(499,594)
Change in operating lease ROU assets	1,487,542	—
Change in accounts payable	2,663,569	2,055,447
Change in related party payable	1,316,991	(14,545,569)
Change in accrued expenses and other	(2,464,635)	(4,024,327)
Change in operating lease liabilities	(820,110)	—
Change in other liabilities	(7,740,470)	486,414
Net cash provided by operating activities	31,482,420	6,711,028
Cash flows from investing activities
Purchases of property and equipment	(1,928,450)	(811,626)
Purchases of intangible assets	(14,900,254)	(10,853,882)
Purchase of equity investment	(2,499,997)	—
Acquisition of APS, net of cash and restricted cash acquired	—	(465,454)
Acquisition of Ventanex, net of cash and restricted cash acquired	—	(35,460,153)
Acquisition of cPayPlus, net of cash and restricted cash acquired	—	(7,584,628)
Acquisition of CPS, net of cash and restricted cash acquired	10,778	—
Acquisition of BillingTree, net of cash and restricted cash acquired	(269,825,725)	—
Acquisition of Kontrol, net of cash and restricted cash acquired	(7,471,194)	—
Net cash used in investing activities	(296,614,842)	(55,175,743)
Cash flows from financing activities
Payment on line of credit	—	(10,000,000)
Issuance of long-term debt	440,000,000	60,425,983
Payments on long-term debt	(262,653,996)	(4,993,825)
Public issuance of Class A Common Stock	142,098,364	510,366,818
Repurchase of treasury shares	(2,975,990)	(701,374)
Exercise of warrants	—	86,798,846
Redemption of Post-Merger Repay Units	—	(435,295,813)
Distributions to Members	(62,327)	(1,496,336)
Payment of loan costs	(13,247,617)	(1,861,816)
Payment of contingent consideration liability up to acquisition-date fair value	(7,448,786)	—
Net cash provided by financing activities	295,709,648	203,242,483
Increase in cash, cash equivalents and restricted cash	30,577,226	154,777,768
Cash, cash equivalents and restricted cash at beginning of period	$106,504,734	$37,901,117
Cash, cash equivalents and restricted cash at end of period	$137,081,960	$192,678,885

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited) (Continued)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$903,293	$9,023,058
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Acquisition of TriSource in exchange for contingent consideration	$—	$1,750,000
Valuation adjustment to contingent consideration for APS acquisition	$—	$6,580,549
Acquisition of Ventanex in exchange for contingent consideration	$—	$4,800,000
Acquisition of cPayPlus in exchange for contingent consideration	$—	$6,500,000
Acquisition of Kontrol in exchange for contingent consideration	$500,000	$—

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

On January 19, 2021, the Company completed an underwritten public offering (the “Equity Offering”) of 6,244,500 shares of its Class A common stock at a public offering price of $24.00 per share. 814,500 shares of such Class A common stock were sold in the Equity Offering in connection with the full exercise of the underwriters’ option to purchase additional shares of Class A common stock pursuant to the underwriting agreement.

On January 19, 2021, the Company also completed an offering of $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement (the “Notes Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  $40.0 million in aggregate principal amount of such 2026 Notes were sold in the Notes Offering in connection with the full exercise of the initial purchasers’ option to purchase such additional 2026 Notes pursuant to the purchase agreement. The Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed.

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

Restatement of previously issued financial statements

On April 12, 2021, the Securities and Exchange Commission (the “SEC”) issued a statement (the “Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Statement referenced the guidance included in generally accepted accounting principles in the United States of America (“GAAP”) that entities must consider in determining whether to classify contracts that may be settled in its own stock, such as warrants, as equity or as an asset or liability. After considering the Statement, the Company re-evaluated its historical accounting for the Warrants and concluded it must amend the accounting treatment of the Warrants, which were recorded to the Company’s consolidated financial statements at the time of the Business Combination. At that time, the Warrants were presented within equity and did not impact any reporting periods prior to the Business Combination. The Company’s management concluded that the Warrants include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity. Management, after consultation with the audit committee and

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

our independent registered accounting firm, concluded that our previously issued audited financial statements as of December 31, 2019, for the period from July 11, 2019 through December 31, 2019 and as of and for the year ended December 31, 2020 and the Company’s unaudited condensed consolidated financial statements for the quarterly periods within those periods (the “Relevant Periods”) should no longer be relied upon. The Company has filed an amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (as amended, the “2020 Form 10-K”) restating the financial statements for the Relevant Periods (including the three and nine months ended September 30, 2020), as set forth in the Statement. The notes included herein should be read in conjunction with the restated financial reports included in the 2020 Form 10-K. This Quarterly Report on Form 10-Q reflects the restated financials for the three and nine months ended September 30, 2020. The Warrants were no longer outstanding as of the end of 2020, and therefore, the change in accounting policy triggered by the restatement has no impact on the financial statements for the three and nine months ended September 30, 2021 included in this Quarterly Report on Form 10-Q.

The Company has reflected in this Quarterly Report on Form 10-Q restated financials as of December 31, 2020 and September 30, 2020 and for the three and nine months ended September 30, 2020 to restate the following non-cash items:

	As of December 31, 2020			As of September 30, 2020 (Unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Balance Sheets
Warrant liabilities	$—	$—	$—	$—	$—	$—
Total noncurrent liabilities	488,360,392	—	488,360,392	474,737,189	—	474,737,189
Total liabilities	553,796,069	—	553,796,069	531,069,878	—	531,069,878
Additional paid-in capital	604,391,167	87,283,905	691,675,072	609,914,694	87,283,905	697,198,599
Accumulated deficit	(88,647,808)	(87,283,905)	(175,931,713)	(79,441,366)	(87,283,905)	(166,725,271)
Total stockholders' equity	509,313,721	—	509,313,721	521,214,889	—	521,214,889

	For the three months ended September 30, 2020			For the nine months ended September 30, 2020
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Unaudited Consolidated Statements of Operations
Change in fair value of warrant liabilities	$—	$2,740,403	$2,740,403	$—	$(70,827,214)	$(70,827,214)
Total other (expense) income	(5,074,496)	2,740,403	(2,334,093)	(22,832,610)	(70,827,214)	(93,659,824)
(Loss) income before income tax expense	(18,183,863)	2,740,403	(15,443,460)	(46,011,224)	(70,827,214)	(116,838,438)
Net (loss) income	(14,801,004)	2,740,403	(12,060,601)	(37,616,147)	(70,827,214)	(108,443,361)
Net (loss) income attributable to the Company	(9,503,222)	2,740,403	(6,762,819)	(25,562,906)	(70,827,214)	(96,390,120)
Loss per Class A share:
Basic and diluted	$(0.16)		$(0.12)	$(0.56)		$(2.10)

	For the nine months ended September 30, 2020
	As Reported	Adjustments	As Restated
Unaudited Consolidated Statements of Cash Flows
Net loss	$(37,616,147)	$(70,827,214)	$(108,443,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	44,327,175	70,827,214	115,154,389
Net cash provided by operating activities	6,711,028	—	6,711,028
Net cash used in investing activities	(55,175,743)	—	(55,175,743)
Net cash provided by financing activities	203,242,483	—	203,242,483

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

The Company early adopted ASU 2020-06 as of January 1, 2021. The Company issued the 2026 Notes in January 2021, which resulted in recognition of $440.0 million in noncurrent long-term debt and $11.4 million in debt issuance costs. In determining the impact of the 2026 Notes on the Company’s diluted earnings per share calculations, the Company will apply the if-converted method. For additional information and required disclosures related to 2026 Notes, see Note 10. Borrowings.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Software revenue consists of term license fees related to software products, and software maintenance and support (“PCS”). Customers typically enter into software contracts for contractual terms of three to twelve months. The term license and PCS are each distinct performance obligations. The total consideration in the contract is allocated based on management’s assessment of the relative standalone selling price for each performance obligation.

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

The balance of deferred revenue as of September 30, 2021 incorporates the deferred revenue acquired in the BillingTree acquisition. See Note 5. Business Combinations for more detail regarding the BillingTree acquisition.

Disaggregation of revenue

The table below presents a disaggregation of revenue by direct and indirect relationships for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Direct relationships	$58,771,135	$37,088,404	$152,813,138	$111,677,862
Indirect relationships	2,354,249	546,133	4,244,613	1,919,737
Total Revenue	$61,125,384	$37,634,537	$157,057,751	$113,597,599

4. Earnings Per Share

During the three and nine months ended September 30, 2021 and 2020, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested restricted share awards and convertible debt conversion would have been anti-dilutive.

The following table summarizes net loss attributable to the Company and the weighted average basic and basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss before income tax expense	$(9,568,814)	$(15,443,460)	$(50,959,129)	$(116,838,438)
Less: Net loss attributable to non-controlling interests	(1,042,074)	(5,297,782)	(4,310,144)	(12,053,241)
Income tax benefit	2,260,704	3,382,859	12,319,951	8,395,077
Net loss attributable to the Company	$(6,266,036)	$(6,762,819)	$(34,329,034)	$(96,390,120)

Weighted average shares of Class A common stock outstanding - basic and diluted	88,273,194	57,913,089	81,595,128	45,806,225

Loss per share of Class A common stock outstanding - basic and diluted	$(0.07)	$(0.12)	$(0.42)	$(2.10)

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

For the three and nine months ended September 30, 2021 and 2020, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Post-Merger Repay Units exchangeable for Class A common stock	7,926,576	8,361,477	7,926,576	8,361,477
Unvested restricted share awards of Class A common stock	2,850,220	2,445,535	2,850,220	2,445,535
2026 Notes convertible for Class A common stock	13,095,238	—	13,095,238	—
Share equivalents excluded from earnings (loss) per share	23,872,034	10,807,012	23,872,034	10,807,012

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

(1)

Reflects the fair value of the Ventanex Earnout Payment, the contingent consideration to be paid to the selling members of Ventanex, pursuant to the Ventanex Purchase Agreement as of February 10, 2020. The selling partners of Ventanex will have the contingent earn-out right to receive a payment of up to $14.0 million dependent upon the Gross Profit, as defined in the Ventanex Purchase Agreement, for the years ended December 31, 2020 and 2021. In February 2021, the Company paid the sellers of Ventanex $0.9 million, pursuant to the terms of the Ventanex Purchase Agreement. As of September 30, 2021, the fair value of Ventanex earnout was $4.9 million, which resulted in a $1.1 million and $0.1 million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the three and nine months ended September 30, 2021, respectively.

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
	$26.9

Goodwill of $12.2 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $8.3 million is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Ventanex.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

(1)

Reflects the fair value of the cPayPlus Earnout Payment, the contingent consideration to be paid to the selling members of cPayPlus, pursuant to the cPayPlus Purchase Agreement as of July 23, 2020. The selling partners of cPayPlus will have the contingent earn-out right to receive a payment of up to $8.0 million dependent upon the Gross Profit, as defined in the cPayPlus Purchase Agreement, in the third quarter of 2021. On September 17, 2021, the Company paid the cPayPlus Earnout Payment of $8.0 million.

The Company recorded an allocation of the purchase price to cPayPlus’ tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the July 23, 2020 closing date. The purchase price allocation is as follows:

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
	$7.7

Goodwill of $6.7 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $8.2 million is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of cPayPlus.

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

The following summarizes the purchase consideration paid to the selling members of CPS:

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Cash consideration	$83,886,556
Contingent consideration (1)	4,500,000
Total purchase price	$88,386,556

(1)

Reflects the fair value of the CPS Earnout Payment, the contingent consideration to be paid to the selling members of CPS, pursuant to the CPS Purchase Agreement as of November 2, 2020. The selling partners of CPS will have the contingent earnout right to receive a payment of up to $15.0 million in two separate earnouts, dependent upon the Gross Profit, as defined in the CPS Purchase Agreement. As of September 30, 2021, the fair value of the CPS earnout was $1.5 million, which resulted in a ($3.0) million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for both the three and nine months ended September 30, 2021.

The Company recorded an allocation of the purchase price to CPS’ and MPI’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the November 2, 2020 closing date. The purchase price allocation is as follows:

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Goodwill of $43.3 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $38.8 million is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of CPS.

BillingTree

On June 15, 2021, the Company acquired BillingTree. Under the terms of the agreement and plan of merger between BT Intermediate, LLC, the Company, two newly formed subsidiaries of the Company and the owner of BT Intermediate, LLC (“BillingTree Merger Agreement”), the aggregate consideration paid at closing by the Company was approximately $506.6 million, consisting of approximately $278.3 million in cash and approximately 10 million shares of Class A common stock. The BillingTree Merger Agreement contains customary representations, warranties and covenants by Repay and the former owner of BillingTree, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the seller of BillingTree:

Cash consideration	$278,344,249
Class A common stock issued	228,250,000
Total purchase price	$506,594,249

The Company recorded a preliminary allocation of the purchase price to BillingTree’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 15, 2021 closing date. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$8,243,570
Accounts receivable	3,623,894
Prepaid expenses and other current assets	1,601,854
Total current assets	13,469,318
Property, plant and equipment, net	541,244
Restricted cash	274,954
Other assets	1,782,489
Identifiable intangible assets	236,810,000
Total identifiable assets acquired	252,878,005
Accounts payable	(2,552,251)
Accrued expenses	(6,982,919)
Deferred tax liability	(29,200,907)
Net identifiable assets acquired	214,141,928
Goodwill	292,452,321
Total purchase price	$506,594,249

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.3	2
Trade names	7.8	Indefinite
Developed technology	26.2	3
Merchant relationships	202.5	10
	$236.8

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Goodwill of $292.5 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $47.7 million is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of BillingTree.

BillingTree contributed $17.0 million to revenue and $(0.7) million in net income to the Company’s unaudited interim Consolidated Statements of Operations, from June 15, 2021 through September 30, 2021.

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

The following summarizes the preliminary purchase consideration paid to the owner of Kontrol:

Cash consideration	$7,471,194
Contingent consideration (1)	500,000
Total purchase price	$7,971,194

(1)

Reflects the fair value of the Kontrol earnout payment, the contingent consideration to be paid to the selling members of Kontrol, pursuant to the Kontrol Purchase Agreement as of June 22, 2021. The selling partners of Kontrol will have the contingent earnout right to receive a payment of up to $3.0 million, dependent upon the Gross Profit, as defined in the Kontrol Purchase Agreement. As of September 30, 2021, the fair value of the Kontrol earnout was $0.9 million, which resulted in a $0.4 million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for both the three and nine months ended September 30, 2021.

The Company recorded a preliminary allocation of the purchase price to Kontrol’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 22, 2021 closing date. The preliminary purchase price allocation is as follows:

Accounts receivable	$67,510
Prepaid expenses and other current assets	5,572
Total current assets	73,083
Identifiable intangible assets	6,940,000
Total identifiable assets acquired	7,013,083
Accounts payable	(664,932)
Net identifiable assets acquired	6,348,151
Goodwill	1,623,043
Total purchase price	$7,971,194

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Trade names	$0.0	Indefinite
Merchant relationships	6.9	8
	$6.9

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Goodwill of $1.6 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $1.1 million on a gross basis is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Kontrol.

Kontrol contributed $0.9 million to revenue and $0.4 million in net income to the Company’s unaudited interim Consolidated Statements of Operations, from June 22, 2021 through September 30, 2021.

Measurement Period

The preliminary purchase price allocations for the acquisitions of BillingTree and Kontrol are based on initial estimates and provisional amounts. For the acquisitions completed during the nine months ended September 30, 2021, the Company continues to refine its inputs and estimates inherent in the valuation of intangible assets, deferred income taxes, realization of tangible assets and the accuracy and completeness of liabilities within the measurement period.

During the three months ended September 30, 2021, due to differences in accounting policy and the receipt of up-to-date information, the Company decreased the opening value of accounts receivable by $2.9 million and increased other assets by $0.4 million and accrued expenses by $0.7 million for the BillingTree acquisition.  This also resulted in a more precise valuation of the acquired customer relationship asset and deferred tax liability, increasing each balance by $4.5 million and $1.1 million, respectively. The resulting impact to the statement of operations is not material. The Company recognized immaterial adjustments to the opening value of accounts receivable, prepaid expenses and accounts payable for the Kontrol acquisition based on the receipt of up-to-date information.  There was no resulting impact to the statement of operations.

Transaction Expenses

The Company incurred transaction expenses of $2.7 million and $6.1 million for the three and nine months ended September 30, 2021, respectively, related to the Ventanex, cPayPlus, CPS, BillingTree, and Kontrol acquisitions. The Company incurred transaction expenses of $1.4 million and $3.5 million for the three and nine months ended September 30, 2020, respectively, related to the APS Payments (“APS”), Ventanex and cPayPlus acquisitions.

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

	Pro Forma Three Months Ended September 30,		Pro Forma Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$61,125,384	$57,422,690	$185,824,945	$168,938,951
Net loss	(7,308,110)	(8,927,529)	(32,745,366)	(105,103,125)
Net loss attributable to non-controlling interests	(1,042,074)	(4,137,688)	(3,788,620)	(10,973,312)
Net loss attributable to the Company	(6,266,036)	(4,789,841)	(28,956,746)	(94,129,813)

Loss per Class A share - basic and diluted	$(0.07)	$(0.08)	$(0.35)	$(2.05)

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

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$116,486,111	$—	$—	$116,486,111
Restricted cash	20,595,849	—	—	20,595,849
Other assets	—	2,499,997	—	2,499,997
Total assets	$137,081,960	$2,499,997	$—	$139,581,957
Liabilities:
Contingent consideration	$—	$—	$8,250,000	$8,250,000
Borrowings	—	428,612,681	—	428,612,681
Tax receivable agreement	—	—	231,484,780	231,484,780
Total liabilities	$—	$428,612,681	$239,734,780	$668,347,461

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$91,129,888	$—	$—	$91,129,888
Restricted cash	15,374,846	—	—	15,374,846
Total assets	$106,504,734	$—	$—	$106,504,734
Liabilities:
Contingent consideration	$—	$—	$15,800,000	$15,800,000
Borrowings	—	256,713,396	—	256,713,396
Tax receivable agreement	—	—	229,228,105	229,228,105
Interest rate swap	—	9,312,332	—	9,312,332
Total liabilities	$—	$266,025,728	$245,028,105	$511,053,833

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

Accounts receivable and accounts payable

The carrying amounts of accounts receivable and accounts payable approximate their fair value given the short-term nature of these accounts.

Other assets

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Other assets contain an equity investment without readily determinable fair value. The Company elected a measurement alternative for measuring this equity investment, in which the carry amount is adjusted based on any observable price changes in orderly transactions. The equity investment is classified as Level 2 based on the valuation methodology and associated inputs.

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

The Company used a discount rate to determine the present value, based on a risk-free rate adjusted for a credit spread, of the contingent consideration in the simulation approach. A range of 3.3% to 3.4% and weighted average of 3.3% was applied to the simulated contingent consideration payments, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date.

The following table provides a rollforward of the contingent consideration related to previous business acquisitions. Refer to Note 5 for more details.
	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$15,800,000	$14,250,000
Measurement period adjustment	—	6,580,549
Purchases	1,500,000	11,300,000
Payments	(8,948,786)	(14,320,549)
Valuation adjustment	(101,214)	(3,010,000)
Balance at end of period	$8,250,000	$14,800,000

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

The Company used a discount rate, also referred to as the early termination rate, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 1.24% was applied to the forecasted TRA payments at September 30, 2021, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

increased as a result of exchanges of Post-Merger Repay Units for Class A common stock pursuant to the Exchange Agreement entered into upon completion of the Business Combination (the “Exchange Agreement”). In addition, the TRA balance was adjusted by $(0.1) million through accretion expense and a valuation adjustment, related to a decrease in the discount rate, which was 1.34% as of December 31, 2020, and the finalization of the various components related to the 2020 exchanges of Post-Merger Repay Units.

The following table provides a rollforward of the TRA related to the Business Combination and subsequent acquisition and exchanges of Post-Merger Repay Units. See Note 15 for further discussion on the TRA.

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$229,228,105	$67,176,226
Purchases	2,355,180	143,668,304
Payments	—	—
Accretion expense	4,148,122	2,571,460
Valuation adjustment	(4,246,627)	9,484,337
Balance at end of period	$231,484,780	$222,900,327

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

Both interest rate swaps were settled in January 2021.

7. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
Furniture, fixtures, and office equipment	$2,514,614	$1,112,702
Computers	2,719,425	1,733,672
Leasehold improvements	412,788	340,333
Total	5,646,827	3,186,707
Less: Accumulated depreciation and amortization	2,486,819	1,558,268
	$3,160,008	$1,628,439

Depreciation expense for property and equipment was $0.4 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. Depreciation expense for property and equipment was $0.3 million and $0.9 million for the three and nine months ended September 30, 2020, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of September 30, 2021, the indefinite-lived intangible assets consist of trade names of $30.1 million, and this balance consists of eight trade names, arising from the acquisitions of Hawk Parent, TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree and Kontrol. As of December 31, 2020, the indefinite-lived intangible assets consist of trade names of $22.2 million, and this balance consists of six trade names, arising from the acquisitions of Hawk Parent, TriSource, APS, Ventanex, cPayPlus, and CPS.

Definite-lived intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Customer relationships	$519,350,000	$69,860,129	$449,489,871	8.59
Channel relationships	12,550,000	908,186	11,641,814	8.90
Software costs	145,815,140	70,797,981	75,017,159	1.54
Non-compete agreements	4,580,000	3,881,714	698,286	0.97
Balance as of September 30, 2021	$682,295,140	$145,448,010	$536,847,130	7.04

Customer relationships	$308,450,000	$39,920,578	$268,529,422	8.64
Channel relationships	12,550,000	191,936	12,358,064	9.65
Software costs	104,715,101	40,280,116	64,434,985	1.85
Non-compete agreements	4,270,000	2,595,333	1,674,667	1.52
Balance as of December 31, 2020	$429,985,101	$82,987,963	$346,997,138	6.95

The Company’s amortization expense for intangible assets was $25.9 million and $62.5 million for the three and nine months ended September 30, 2021, respectively. The Company’s amortization expense for intangible assets was $15.1 million and $43.2 million for the three and nine months ended September 30, 2020, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

Year Ending December 31,	Estimated Future Amortization Expense
2021	$25,632,030
2022	91,289,326
2023	72,921,443
2024	59,420,759
2025	53,534,023
2026	53,521,944
Thereafter	180,527,605

The Company has only one operating segment and, based on the criteria outlined in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), only one reporting unit that needs to be tested for intangible assets impairment. Accordingly, intangible assets were reviewed for impairment at the consolidated entity level. The Company concluded that intangible assets were not impaired as of September 30, 2021.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

9. Goodwill

The following table presents changes to goodwill for the nine months ended September 30, 2021.

Total
Balance at December 31, 2020	$458,970,255
Acquisitions	294,075,364
Dispositions	—
Impairment Loss	—
Measurement period adjustment	(1,510,778)
Balance at September 30, 2021	$751,534,841

During the nine months ended September 30, 2021, the Company reclassified $1.5 million of goodwill to customer relationship in accordance with APS measurement period adjustment.

The Company has only one operating segment and, based on the criteria outlined in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), only one reporting unit that needs to be tested for goodwill impairment. Accordingly, goodwill was reviewed for impairment at the consolidated entity level. The Company concluded that goodwill was not impaired as of September 30, 2021. As of September 30, 2021, and December 31, 2020, there were no accumulated impairment losses on the Company’s goodwill.

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

Amended Credit Agreement

On February 3, 2021, the Company announced the closing of a new undrawn $125 million senior secured revolving credit facility through Truist Bank. The Amended Credit Agreement replaces the Company’s Successor Credit Agreement, which included an undrawn $30 million Revolving Credit Facility. The Company was in compliance with its restrictive covenants under the Amended Credit Agreement at September 30, 2021.

As of September 30, 2021, the Company had $0.0 million drawn against the Revolving Credit Facility. The Company paid $79,861 and $296,875 in fees related to unused commitments for the three and nine months ended September 30, 2021, respectively. The Company paid $96,567 and $231,168 in fees related to unused commitments for the three and nine months ended September 30, 2020, respectively. The Company’s interest expense on the line of credit

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

totaled $0 for both the three and nine months ended September 30, 2021. The Company’s interest expense on the line of credit totaled $0 and $62,008 for the three and nine months ended September 30, 2020, respectively.

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

During the nine months ended September 30, 2021, the conversion contingencies of the 2026 Notes were not met, and the conversion terms of the 2026 Notes were not significantly changed. The shares issuable upon conversion of the 2026 Notes were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive.

At September 30, 2021 and December 31, 2020, total borrowings under the Successor Credit Agreement, Amended Credit Agreement, and 2026 Notes consisted of the following, respectively:

	September 30, 2021	December 31, 2020
Non-current indebtedness:
Term Loan (1)	$—	$262,653,996
Revolving Credit Facility	—	—
Convertible Senior Debt	440,000,000	—
Total borrowings under credit facility and convertible senior debt	440,000,000	262,653,996
Less: Current maturities of long-term debt (2)	—	6,760,650
Less: Long-term loan debt issuance cost (3)	11,387,319	5,940,600
Total non-current borrowings	$428,612,681	$249,952,746

(1)	The Term Loan beared interest at variable rates, which were 3.65% at December 31, 2020.
(2)

Pursuant to the terms of the Amended Credit Agreement, the Company was required to make quarterly principal payments equal to 0.625% of the initial principal amount of the Term Loan and Delayed Draw Term Loan (collectively the “Term Loans”).

(3)

The Company incurred $0.7 million and $1.9 million of interest expense for the amortization of deferred debt issuance costs for the three and nine months ended September 30, 2021, respectively. The Company incurred $1.4 million of interest expense for the amortization of deferred debt issuance costs for the year ended December 31, 2020.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The Company incurred interest expense on the Term Loans of $2.6 million and $9.0 million for the three and nine months ended September 30, 2020, respectively.

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

Both interest rate swaps were settled in January 2021, with a realized loss of $9.3 million recorded in Other loss in the Consolidated Statements of Operations.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Options that are reasonably certain of being exercised are factored into the determination of the lease term, and related payments are included in the calculation of the ROU asset and lease liability.

The components of lease cost are presented in the following table:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Components of total lease costs:
Operating lease cost	$633,483	$1,729,507
Short-term lease cost	38,047	65,289
Variable lease cost	—	—
Total lease cost	$671,531	$1,794,795

Amounts reported in the Consolidated Balance Sheets were as follows:

	September 30, 2021	December 31, 2020
Operating leases:
ROU assets	$10,369,453	$10,074,506
Lease liability, current	1,869,813	1,527,224
Lease liability, long-term	9,058,364	8,836,655
Total lease liabilities	$10,928,177	$10,363,879

Weighted-average remaining lease term (in years)	5.8	6.2
Weighted-average discount rate (annual)	4.3%	4.6%

Other information related to leases are as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$583,769	$1,515,122
ROU assets obtained in exchange for lease liabilities:
Operating leases	—	1,782,488

The following table presents a maturity analysis of the Company’s operating leases liabilities as of September 30, 2021:

2021	$618,327
2022	2,261,605
2023	2,311,391
2024	2,124,176
2025	1,936,698
Thereafter	3,095,550
Total undiscounted lease payments	12,347,748
Less: Imputed interest	1,419,571
Total lease liabilities	$10,928,177

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

13. Related Party Transactions

Related party payables consisted of the following:

	September 30,	December 31,
	2021	2020
Ventanex accrued earnout liability	$4,900,000	$4,800,000
cPayPlus accrued earnout liability	—	6,500,000
CPS accrued earnout liability	1,500,000	4,500,000
BillingTree accrued earnout liability (1)	1,000,000	—
Kontrol accrued earnout liability	850,000	—
Other payables to related parties	328,588	11,597
	$8,578,588	$15,811,597

(1)	The accrued earnout liability is related to an acquisition by Clear Payment Solutions, LLC, a subsidiary of BT Intermediate, LLC, prior to the acquisition of BillingTree by the Company.

The Company incurred transaction costs on behalf of related parties of $2.7 million and $5.6 million for the three and nine months ended September 30, 2021, respectively. The Company incurred transaction costs on behalf of related parties of $0.9 million and $1.9 million for the three and nine months ended September 30, 2020, respectively. These costs consist of retention bonuses and other compensation to employees, associated with the costs resulting from the integration of new businesses.

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

Under this plan, the Company currently has three types of share-based compensation awards outstanding: performance stock units (“PSUs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Activities for the nine months ended September 30, 2021 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	2,523,431	$15.71
Granted	955,286	22.88
Forfeited (1)(2)	224,296	15.86
Vested	404,201	15.21
Unvested at September 30, 2021	2,850,220	$18.14

(1)

The forfeited shares include employee terminations during the nine months ended September 30, 2021; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

(2)

Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations. The awards are not deemed outstanding; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $28.4 million at September 30, 2021, which is expected to be recognized as expense over the weighted-average period of 2.62 years. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $22.8 million at September 30, 2020, which is expected to be recognized as expense over the weighted-average period of 2.79 years. The Company incurred $5.6 million and $16.2 million of share-based compensation expense for the three and nine months ended September 30, 2021, respectively. The Company incurred $5.8 million and $14.8 million of share-based compensation expense for the three and nine months ended September 30, 2020, respectively.

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

The Company’s effective tax rate was 23.6% and 24.2%, for the three and nine months ended September 30, 2021, respectively. The Company recorded an income tax benefit of $2.3 million and $12.3 million for the three and nine months ended September 30, 2021, respectively. The effective tax rates for the three and nine months ended September 30, 2021 include a stock-based compensation adjustments excess tax benefit related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs. The Company’s effective tax rate was 21.9% and 7.2%, as restated, for the three and nine months ended September 30, 2020, respectively. The Company recorded an income tax benefit of $3.4 million and $8.4 million for the three and nine months ended September 30, 2020, respectively. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax. As such, the effective tax rate can vary from period to period.

The Company recognized $2.3 million and $12.3 million for the three and nine months ended September 30, 2021, respectively, of deferred tax assets related to the income tax benefit derived from the net operating loss over the same periods. The Company recognized $3.4 million and $8.4 million for the three and nine months ended September 30, 2020, respectively, of deferred tax assets related to the income tax benefit derived from the net operating loss over the same periods. The Company did not recognize any changes to the valuation allowance as of September 30, 2021, and the facts and circumstances remain unchanged.

Deferred tax assets, net of $133.3 million, for the nine months ended September 30, 2021, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent purchase of Post-Merger Repay Units by the Company pursuant to the 2020 Unit Purchase Agreements with CC Payment Holdings, LLC, an entity controlled by Corsair, and the subsequent exchanges of Post-Merger Repay Units for shares of the Company’s Class A common stock in accordance with the Exchange Agreement. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $29.2 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date.

As a result of the Post-Merger Repay Unit exchanges, the Company recognized an adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) in the amount of $14.1 million for both the three and nine months ended September 30, 2021, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions, a ceiling rule limitation arising under the Code Sec. 704(c). As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of September 30, 2021.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

As of September 30, 2021, the Company had a liability of $231.5 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Consolidated Balance Sheet. The increase of $2.3 million in the TRA liability for the nine months ended September 30, 2021, was primarily a result of the change in the Early Termination Rate, as defined in the TRA, selling members of Hawk Parent exchanging 407,584 Post-Merger Repay Units for shares of the Company’s Class A common stock during the nine months ended September 30, 2021 in accordance with the Exchange Agreement, and the finalization of the various components related to the 2020 exchanges of Post-Merger Repay Units. The net of the adjustments resulted in an increase to the Company’s share of the tax basis in the net assets of Hawk Parent.

16. Subsequent events

Management has evaluated subsequent events and their potential effects on these unaudited consolidated financial statements through November 9, 2021, which is the date the unaudited consolidated financial statements were available to be issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $5.6 billion and $14.8 billion of total card payment volume for the three and nine months ended September 30, 2021, respectively, and our card payment volume growth over the same periods in 2020 was approximately 48% and 32%, respectively.

The ultimate impacts of the COVID-19 pandemic and related economic conditions on the Company’s results remain uncertain. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic continue to evolve and in ways that are difficult to fully anticipate. At this time, we cannot reasonably estimate the full impact of the pandemic on the Company, given the uncertainty over the duration and severity of the economic crisis. In addition, the impact of COVID-19 on the Company’s results in 2020 and in the first nine months of 2021 may not be necessarily indicative of its impact on the Company’s results in the remainder of 2021.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, we restated our previously issued consolidated financial statements for periods following the Business Combination through December 31, 2020 to make accounting corrections related to warrant accounting. This Quarterly Report on Form 10-Q reflects the restated consolidated financial statements as of December 31, 2020 and for the three and nine months ended September 30, 2020.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our customers process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services are determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, customer segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated customers. During the three and nine months ended September 30, 2021 and 2020, we believe our chargeback rate was less than 1% of our card payment volume. In addition, our software revenue consists of term license fees related to software products and software maintenance and support.

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

Results of Operations (Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
(in $ thousands)	2021	2020	2021	2020
Revenue	$61,125	$37,635	$157,058	$113,598
Operating expenses
Other costs of services	$15,288	$10,492	$40,483	$29,990
Selling, general and administrative	33,696	28,581	86,632	65,765
Depreciation and amortization	25,907	15,421	63,379	44,031
Change in fair value of contingent consideration	(1,550)	(3,750)	(101)	(3,010)
Total operating expenses	$73,341	$50,744	$190,393	$136,776
Loss from operations	$(12,216)	$(13,109)	$(33,335)	$(23,178)
Interest expense	(764)	(3,624)	(2,764)	(10,847)
Loss on extinguishment of debt	—	—	(5,941)	—
Change in fair value of warrant liabilities	—	2,740	—	(70,827)
Change in fair value of tax receivable liability	3,411	(1,475)	99	(12,056)
Other income	19	25	81	70
Other loss	(19)	—	(9,099)	—
Total other (expenses) income	2,647	(2,334)	(17,624)	(93,660)
Loss before income tax expense	(9,569)	(15,443)	(50,959)	(116,838)
Income tax benefit	2,261	3,383	12,320	8,395
Net loss	$(7,308)	$(12,060)	$(38,639)	$(108,443)
Net loss attributable to non-controlling interest	(1,042)	(5,298)	(4,310)	(12,053)
Net loss attributable to the Company	$(6,266)	$(6,762)	$(34,329)	$(96,390)
Weighted-average shares of Class A common stock outstanding - basic and diluted	88,273,194	57,913,089	81,595,128	45,806,225
Loss per Class A share - basic and diluted	$(0.07)	$(0.12)	$(0.42)	$(2.10)

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenue

Total revenue was $61.1 million for the three months ended September 30, 2021 and $37.6 million for the three months ended September 30, 2020, an increase of $23.5 million or 62.4%. This increase was the result of newly signed customers, the growth of our existing customers, as well as the acquisitions of cPayPlus, CPS, BillingTree and Kontrol. For the three months ended September 30, 2021, incremental revenues of approximately $17.8 million are attributable to cPayPlus, CPS, BillingTree and Kontrol.

Other Costs of Services

Other costs of services were $15.3 million for the three months ended September 30, 2021 and $10.5 million for the three months ended September 30, 2020, an increase of $4.8 million or 45.7%. For the three months ended September 30, 2021, incremental costs of services of approximately $3.2 million are attributable to cPayPlus, CPS, BillingTree and Kontrol.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $33.7 million for the three months ended September 30, 2021 and $28.6 million for the three months ended September 30, 2020, an increase of $5.1 million or 17.9%. This increase was primarily due to increased compensation expenses with general business growth and increased expenses relating to software and technological services.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $25.9 million for the three months ended September 30, 2021 and $15.4 million for the three months ended September 30, 2020, an increase of $10.5 million or 68.0%. The increase was primarily due to depreciation and amortization of fixed assets and intangibles from the acquisitions of CPS, BillingTree and Kontrol.

Change in the Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was $(1.6) million for the three months ended September 30, 2021, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of Ventanex, CPS and Kontrol.

Interest Expense

Interest expense was $0.8 million for the three months ended September 30, 2021 and $3.6 million for the three months ended September 30, 2020, a decrease of $2.9 million or 78.9%. This decrease was due to a lower average outstanding principal balance under our Amended Credit Agreement as compared to the average outstanding principal balance under the Successor Credit Agreement.

Change in Fair Value of Warrant Liabilities

We incurred a change in the fair value of warrant liabilities of $2.7 million for the three months ended September 30, 2020, which was due to the redemption of all of our outstanding warrants in July 2020.

Change in Fair Value of Tax Receivable Liability

We incurred a net gain, related to accretion expense and fair value adjustment of the tax receivable liability of $3.4 million for the three months ended September 30, 2021 compared to a $1.5 million loss for the three months ended September 30, 2020, an increase of $4.9 million. This increase was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate used to determine the fair value of the liability, as well as final adjustments related to the value of the 2020 exchanges of Post-Merger Repay Units.

Income Tax

The income tax benefit was $2.3 million for the three months ended September 30, 2021 and the income tax benefit was $3.4 million for the three months ended September 30, 2020, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent. This was a result of the operating loss incurred by the Company, primarily driven by stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenue

Total revenue was $157.1 million for the nine months ended September 30, 2021 and $113.6 million for the nine months ended September 30, 2020, an increase of $43.5 million or 38.3%. This increase was the result of newly signed customers, the growth of our existing customers, as well as the acquisitions of cPayPlus, CPS, BillingTree and Kontrol. For the nine months ended September 30, 2021, incremental revenues of approximately $26.8 million are attributable to cPayPlus, CPS, BillingTree and Kontrol.

Other Costs of Services

Other costs of services were $40.5 million for the nine months ended September 30, 2021 and $30.0 million for the nine months ended September 30, 2020, an increase of $10.5 million or 35.0%. For the nine months ended September 30, 2021, incremental costs of services of approximately $5.9 million are attributable to cPayPlus, CPS, BillingTree and Kontrol.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $86.6 million for the nine months ended September 30, 2021 and $65.8 million for the nine months ended September 30, 2020, an increase of $20.9 million or 31.7%. This increase was primarily due to increased compensation expenses with general business growth and increased expenses relating to software and technological services.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $63.4 million for the nine months ended September 30, 2021 and $44.0 million for the nine months ended September 30, 2020, an increase of $19.4 million or 43.9%. The increase was primarily due to depreciation and amortization of fixed assets and intangibles from the acquisitions of CPS, BillingTree and Kontrol.

Change in the Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was $0.1 million for the nine months ended September 30, 2021, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of Ventanex, CPS and Kontrol.

Interest Expense

Interest expense was $2.8 million for the nine months ended September 30, 2021 and $10.8 million for the nine months ended September 30, 2020, a decrease of $8.0 million or 74.5%. This decrease was due to a lower average outstanding principal balance under our Amended Credit Agreement as compared to the average outstanding principal balance under the Successor Credit Agreement.

Loss on Extinguishment of Debt

We incurred a loss of $5.9 million on extinguishment of debt for the nine months ended September 30, 2021, due to the termination in full of all outstanding Delayed Draw Term Loan commitments under the Successor Credit Agreement.

Change in Fair Value of Warrant Liabilities

We incurred a change in the fair value of warrant liabilities of $70.8 million for the nine months ended September 30, 2020, which was due to the mark-to-market valuation adjustments related to the increase in the publicly listed trading price of our stock. In July 2020, we completed the redemption of all of our outstanding warrants.

Change in Fair Value of Tax Receivable Liability

We incurred a net gain, related to accretion expense and fair value adjustment of the tax receivable liability of $0.1 million for the nine months ended September 30, 2021 compared to a $12.1 million loss for the nine months ended September 30, 2020, an increase of $12.2 million. This increase was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate used to determine the fair value of the liability, as well as final adjustments related to the value of the 2020 exchanges of Post-Merger Repay Units.

Other Loss

We incurred a loss of $9.1 million on the settlement of interest rate swaps and disposal of property, plant, and equipment for the nine months ended September 30, 2021.

Income Tax

The income tax benefit was $12.3 million for the nine months ended September 30, 2021 and the income tax benefit was $8.4 million for the nine months ended September 30, 2020, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent. This was a result of the operating loss incurred by the Company, primarily driven by stock-based compensation deductions, the amortization of assets acquired in the Business Combination and prior acquisitions, the write-off of deferred debt issuance costs and the loss recognized as part of the settlement of interest rate swaps.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on extinguishment of debt, loss on termination of interest rate hedge, non-cash change in fair value of warrant liabilities, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, commission restructuring related charges, employee recruiting costs, other taxes, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on extinguishment of debt, loss on termination of interest rate hedge, non-cash change in fair value of warrant liabilities, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, commission restructuring related charges, employee recruiting costs, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three and nine months ended September 30, 2021 and 2020 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three and nine months ended September 30, 2021 and 2020.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended September 30, 2021 and 2020

(Unaudited)

	Three Months ended September 30,
(in $ thousands)	2021	2020(l)
Revenue	$61,125	$37,635
Operating expenses
Other costs of services	$15,288	$10,492
Selling, general and administrative	33,696	28,581
Depreciation and amortization	25,907	15,421
Change in fair value of contingent consideration	(1,550)	(3,750)
Total operating expenses	$73,341	$50,744
Loss from operations	$(12,216)	$(13,109)
Interest expense	(764)	(3,624)
Change in fair value of warrant liabilities	—	2,740
Change in fair value of tax receivable liability	3,411	(1,475)
Other income	19	25
Other loss	(19)	—
Total other (expenses) income	2,647	(2,334)
Loss before income tax expense	(9,569)	(15,443)
Income tax benefit	2,261	3,383
Net loss	$(7,308)	$(12,060)

Add:
Interest expense	764	3,624
Depreciation and amortization(a)	25,907	15,421
Income tax (benefit)	(2,261)	(3,383)
EBITDA	$17,102	$3,602

Non-cash change in fair value of warrant liabilities(b)	—	(2,740)
Non-cash change in fair value of contingent consideration(c)	(1,550)	(3,750)
Non-cash change in fair value of assets and liabilities(d)	(3,411)	1,475
Share-based compensation expense(e)	5,573	5,768
Transaction expenses(f)	4,425	3,332
Commission restructuring charges(g)	2,527	7,221
Employee recruiting costs(h)	256	67
Other taxes(i)	66	171
Restructuring and other strategic initiative costs(j)	1,362	389
Other non-recurring charges(k)	667	60
Adjusted EBITDA	$27,017	$15,595

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the nine months ended September 30, 2021 and 2020

(Unaudited)

	Nine Months ended September 30,
(in $ thousands)	2021	2020(l)
Revenue	$157,058	$113,598
Operating expenses
Other costs of services	$40,483	$29,990
Selling, general and administrative	86,632	65,765
Depreciation and amortization	63,379	44,031
Change in fair value of contingent consideration	(101)	(3,010)
Total operating expenses	$190,393	$136,776
Loss from operations	$(33,335)	$(23,178)
Interest expense	(2,764)	(10,847)
Loss on extinguishment of debt	(5,941)	—
Change in fair value of warrant liabilities	—	(70,827)
Change in fair value of tax receivable liability	99	(12,056)
Other income	81	70
Other loss	(9,099)	—
Total other (expenses) income	(17,624)	(93,660)
Loss before income tax expense	(50,959)	(116,838)
Income tax benefit	12,320	8,395
Net loss	$(38,639)	$(108,443)

Add:
Interest expense	2,764	10,847
Depreciation and amortization(a)	63,379	44,031
Income tax (benefit)	(12,320)	(8,395)
EBITDA	$15,184	$(61,960)

Loss on extinguishment of debt (m)	5,941	—
Loss on termination of interest rate hedge(n)	9,080	—
Non-cash change in fair value of warrant liabilities(b)	—	70,827
Non-cash change in fair value of contingent consideration(c)	(101)	(3,010)
Non-cash change in fair value of assets and liabilities(d)	(99)	12,056
Share-based compensation expense(e)	16,229	14,766
Transaction expenses(f)	13,743	7,777
Commission restructuring charges(g)	2,527	7,221
Employee recruiting costs(h)	430	123
Other taxes(i)	625	396
Restructuring and other strategic initiative costs(j)	2,935	579
Other non-recurring charges(k)	1,387	392
Adjusted EBITDA	$67,881	$49,167

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended September 30, 2021 and 2020

(Unaudited)

	Three Months ended September 30,
(in $ thousands)	2021	2020(l)
Revenue	$61,125	$37,635
Operating expenses
Other costs of services	$15,288	$10,492
Selling, general and administrative	33,696	28,581
Depreciation and amortization	25,907	15,421
Change in fair value of contingent consideration	(1,550)	(3,750)
Total operating expenses	$73,341	$50,744
Loss from operations	$(12,216)	$(13,109)
Interest expense	(764)	(3,624)
Change in fair value of warrant liabilities	—	2,740
Change in fair value of tax receivable liability	3,411	(1,475)
Other income	19	25
Other loss	(19)	—
Total other (expenses) income	2,647	(2,334)
Loss before income tax expense	(9,569)	(15,443)
Income tax benefit	2,261	3,383
Net loss	$(7,308)	$(12,060)

Add:
Amortization of Acquisition-Related Intangibles(o)	23,449	14,240
Non-cash change in fair value of warrant liabilities(b)	—	(2,740)
Non-cash change in fair value of contingent consideration(c)	(1,550)	(3,750)
Non-cash change in fair value of assets and liabilities(d)	(3,411)	1,475
Share-based compensation expense(e)	5,573	5,768
Transaction expenses(f)	4,425	3,332
Commission restructuring charges(g)	2,527	7,221
Employee recruiting costs(h)	256	67
Restructuring and other strategic initiative costs(j)	1,362	389
Other non-recurring charges(k)	667	60
Non-cash interest expense(p)	662	—
Pro forma taxes at effective rate(q)	(7,619)	(3,218)
Adjusted Net Income	$19,034	$10,784

Shares of Class A common stock outstanding (on an as-converted basis)(r)	92,581,752	78,885,221
Adjusted Net income per share	$0.21	$0.14

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the nine months ended September 30, 2021 and 2020

(Unaudited)

	Nine Months ended September 30,
(in $ thousands)	2021	2020(l)
Revenue	$157,058	$113,598
Operating expenses
Other costs of services	$40,483	$29,990
Selling, general and administrative	86,632	65,765
Depreciation and amortization	63,379	44,031
Change in fair value of contingent consideration	(101)	(3,010)
Total operating expenses	190,393	$136,776
Loss from operations	$(33,335)	$(23,178)
Interest expense	(2,764)	(10,847)
Loss on extinguishment of debt	(5,941)	—
Change in fair value of warrant liabilities	—	(70,827)
Change in fair value of tax receivable liability	99	(12,056)
Other income	81	70
Other loss	(9,099)	—
Total other (expenses) income	(17,624)	(93,660)
Loss before income tax expense	(50,959)	(116,838)
Income tax benefit	12,320	8,395
Net loss	$(38,639)	$(108,443)

Add:
Amortization of Acquisition-Related Intangibles(o)	56,758	41,151
Loss on extinguishment of debt (m)	5,941	—
Loss on termination of interest rate hedge(n)	9,080	—
Non-cash change in fair value of warrant liabilities(b)	—	70,827
Non-cash change in fair value of contingent consideration(c)	(101)	(3,010)
Non-cash change in fair value of assets and liabilities(d)	(99)	12,056
Share-based compensation expense(e)	16,229	14,766
Transaction expenses(f)	13,743	7,777
Commission restructuring charges(g)	2,527	7,221
Employee recruiting costs(h)	430	123
Restructuring and other strategic initiative costs(j)	2,935	579
Other non-recurring charges(k)	1,387	392
Non-cash interest expense(p)	1,860	—
Pro forma taxes at effective rate(q)	(24,171)	(9,160)
Adjusted Net Income	$47,881	$34,279

Shares of Class A common stock outstanding (on an as-converted basis)(r)	89,548,106	71,307,517
Adjusted Net income per share	$0.53	$0.48

(a)	See footnote (o) for details on our amortization and depreciation expenses.
(b)	Reflects the mark-to-market fair value adjustments of the warrant liabilities.
(c)	Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(d)	Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(e)

Represents compensation expense associated with equity compensation plans, totaling $5,573,294 and $16,229,382 in the three and nine months ended September 30, 2021, respectively, and totaling $5,768,220 and $14,766,440,180 in the three and nine months ended September 30, 2020 respectively.

(f)

Primarily consists of (i) during the three and nine months ended September 30, 2021, professional service fees and other costs incurred in connection with the acquisitions of Ventanex, cPayPlus, CPS, BillingTree and Kontrol, as well as professional service expenses related to the January 2021 equity and convertible notes offerings, and (ii) during the three and nine months ended September 30, 2020, professional service fees and other costs incurred in connection with the acquisition of cPayPlus, and additional transaction expenses incurred in connection with the Business Combination and the acquisitions of TriSource, APS, and Ventanex, which closed in prior periods, as well as professional service expenses related to the issuance of new shares of Class A common stock in the June 2020 underwritten offering.
(g)

Represents fully discretionary charges incurred to restructure certain sales representatives’ commission arrangements, by making a one-time payment to the representative to buy out the right to receive future monthly commission payments associated with a portfolio of customer contracts. The commission restructuring transactions are subject to negotiation and therefore do not follow a fixed structure, timetable, or standard terms. Neither the Company nor the representatives are obligated to offer or accept such restructuring of commission arrangements.

(h)	Represents payments made to third-party recruiters in connection with a significant expansion of our personnel, which we expect will become more moderate in subsequent periods.
(i)	Reflects franchise taxes and other non-income based taxes.
(j)

Reflects consulting fees related to our processing services and other operational improvements, including restructuring and integration activities related to our acquired businesses, that were not in the ordinary course during the three and nine months ended September 30, 2021 and 2020.

(k)

For the three and nine months ended September 30, 2021 and 2020, reflects extraordinary refunds to customers and other payments related to COVID-19. Additionally, in the three and nine months ended September 30, 2021, reflects non-cash rent expense and loss on disposal of fixed assets, and in the three and nine months ended September 30, 2020, reflects expenses incurred related to one-time accounting system and compensation plan implementation related to becoming a public company.

(l)	Does not include adjustment for incremental depreciation and amortization recorded due to fair-value adjustments under ASC 805.
(m)	Reflects write-offs of debt issuance costs relating to Hawk Parent’s term loans.
(n)	Reflects realized loss of our interest rate hedging arrangement which terminated in conjunction with the repayment of Term Loans.
(o)

For the three and nine months ended September 30, 2021, reflects amortization of customer relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and customer relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree and Kontrol. For the three and nine months ended September 30, 2020 reflects amortization of customer relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and customer relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex and cPayPlus. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three months ended September 30,		Nine months ended September 30,
(in $ thousands)	2021	2020	2021	2020
Acquisition-related intangibles	$23,449	$14,240	$56,758	$41,151
Software	2,169	921	5,748	2,381
Amortization	$25,618	$15,161	$62,507	$43,532
Depreciation	289	260	872	499
Total Depreciation and amortization[1]	$25,907	$15,421	$63,379	$44,031

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

(p)	Represents non-cash deferred debt issuance costs.
(q)	Represents pro forma income tax adjustment effect associated with items adjusted above.
(r)

Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three and nine months ended September 30, 2021 and 2020. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Weighted average shares of Class A common stock outstanding - basic	88,273,194	57,913,089	81,595,128	45,806,225
Add: Non-controlling interests Weighted average Post-Merger Repay Units exchangeable for Class A common stock	4,308,558	20,972,132	7,952,978	25,501,292
Shares of Class A common stock outstanding (on an as-converted basis)	92,581,752	78,885,221	89,548,106	71,307,517

Adjusted EBITDA for the three months ended September 30, 2021 and 2020 was $27.0 million and $15.6 million, respectively, representing a 73.2% year-over-year increase. Adjusted EBITDA for the nine months ended September 30, 2021 and 2020 was $67.9 million and $49.2 million, respectively, representing a 38.1% year-over-year increase.

Adjusted Net Income for the three months ended September 30, 2021 and 2020 was $19.0 million and $10.8 million, respectively, representing a 76.5% year-over-year increase. Adjusted Net Income for the nine months ended September 30, 2021 and 2020 was $47.9 million and $34.3 million, respectively, representing a 39.7% year-over-year increase.

Our net loss attributable to the Company for the three months ended September 30, 2021 and 2020 was $6.3 million and $6.8 million, respectively, representing a 7.3% year-over-year decrease. Our net loss attributable to the Company for the nine months ended September 30, 2021 and 2020 was $34.3 million and $96.4 million, respectively, representing a 64.4% year-over-year decrease.

These increases in Adjusted EBITDA and Adjusted Net Income for the three and nine months ended September 30, 2021 are primarily due to the organic growth of our business, along with contributions from acquisitions. The decreases in net loss attributable to the Company for the three and nine months ended September 30, 2021 are primarily due to the change in fair value of warrant liabilities which occurred in 2020.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of September 30, 2021, we had $116.5 million of cash and cash equivalents and available borrowing capacity of $125.0 million under the Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and customer settlement funds of $20.6 million at September 30, 2021. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Amended Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months ended September 30,
(in $ thousands)	2021	2020
Net cash provided by operating activities	$31,482	$6,711
Net cash used in investing activities	(296,615)	(55,176)
Net cash provided by financing activities	295,710	203,242

Cash Flow from Operating Activities

Net cash provided by operating activities was $31.5 million for the nine months ended September 30, 2021.

Net cash provided by operating activities was $6.7 million for the nine months ended September 30, 2020.

Cash provided by operating activities for the nine months ended September 30, 2021 and 2020, reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $296.6 million for the nine months ended September 30, 2021, due to the acquisitions of BillingTree and Kontrol, as well as the capitalization of software development activities.

Net cash used in investing activities was $55.2 million for the nine months ended September 30, 2020, due to the acquisition of Ventanex and cPayPlus, as well as capitalization of software development activities.

Cash Flow from Financing Activities

Net cash provided by financing activities was $295.7 million for the nine months ended September 30, 2021, due to proceeds from the issuance of new shares in the Equity Offering, and proceeds from the 2026 Notes, offset by repayment of the outstanding revolver balance related to the Successor Credit Agreement, repayments of the Term Loan principal balance under the Successor Credit Agreement and the cPayPlus earnout payment.

Net cash provided by financing activities was $203.2 million for the nine months ended September 30, 2020, due to proceeds from the issuance of new shares of Class A common stock in the June 2020 underwritten offering, new borrowings related to the acquisition of Ventanex under the Successor Credit Agreement, as well as funds received related to the exercise of warrants, offset by repayment of the outstanding revolver balance related to the Successor Credit Agreement in connection with its amendment and the acquisition of Ventanex, and repayments of the Term Loan principal balance under the Successor Credit Agreement.

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

As of September 30, 2021, the Amended Credit Agreement provides for a revolving credit facility of $125.0 million. As of September 30, 2021, we had $0.0 million drawn against the revolving credit facility. We paid $79,861 and $296,875 in fees related to unused commitments for the three and nine months ended September 30, 2021, respectively. We paid $96,567 and $231,168 in fees related to unused commitments for the three and nine months ended September 30, 2020, respectively.

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

As of September 30, 2021, we had convertible senior debt of $430.3 million, net of deferred issuance costs, under the 2026 Notes, and we were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants of the 2026 Notes, prospectively.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2021 or December 31, 2020.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and LIBOR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of September 30, 2021, we had convertible senior debt of $430.3 million and revolver borrowings of $0.0 million outstanding under the respective credit agreements. As of December 31, 2020, we had term loan borrowings of $256.7 million, and revolver borrowings of $0.0 million outstanding under the respective credit agreements. The borrowings accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted LIBOR rate plus a margin of 2.50% to 3.50% under the Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the respective agreements governing the Amended Credit Agreement.

In October 2019, we entered into a $140.0 million notional interest rate swap agreement, and in February 2020, we entered into a $30.0 million notional interest rate swap agreement, then a revised notional amount of $65.0 million beginning on September 30, 2020. These interest rate swaps effectively converted $205.0 million of the outstanding term loan into to fixed rate payments for 57 months and 60 months, respectively. A 1.0% increase or decrease in the interest rate applicable to borrowings under the Successor Credit Agreement during the year ended December 31, 2020 would have increased or decreased cash interest expense on our indebtedness by approximately $1.0 million per annum and $1.0 million per annum, respectively. As of September 30, 2021, both interest rate swaps were settled.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the previously reported material weakness has been remediated.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting, specifically the review controls over the evaluation of complex, non-routine transactions, were previously determined to be insufficient to detect the proper accounting and reporting for the public warrants and private placement warrants previously issued by Thunder Bridge (collectively, the “Warrants”), which were outstanding and recorded on our consolidated financial statements at the time of the Business Combination. Management identified this error when the Securities and Exchange Commission issued a statement (the “Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies on April 12, 2021. The Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to the Warrants. This control deficiency resulted in the Company having to restate certain of our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and the quarterly periods included therein, and if not remediated, could have resulted in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management previously determined that this control deficiency constituted a material weakness during the quarter ended March 31, 2021. Since the restatement, management has implemented remediation steps to address that material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We have further improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As of September 30, 2021, the control deficiency related to the restatement has been remediated.

Other than the remediation efforts relating to the former material weakness described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the three months ended September 30, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
July 1-31, 2021	8,757	$24.78	-	$-
August 1-31, 2021	4,732	22.80	-	-
September 1-30, 2021	3,963	22.68	-	-
Total	17,452	$23.77	-	$-

(1)

During the three months ended September 30, 2021, pursuant to the Incentive Plan, we withheld 17,452 shares at an average price per share of $23.775 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Annual Meeting Date and Stockholder Proposal Deadlines

We will be holding our 2022 Annual Meeting of Stockholders on or about June 8, 2022, which is more than 30 days from the first anniversary of the 2021 Annual Meeting of Stockholders. Therefore, under Rule 14a-8 promulgated by the SEC under the Exchange Act, any proposal that a stockholder intends to be presented at the 2022 Annual Meeting via the proxy statement and form of proxy to be distributed by us in connection with the 2022 Annual Meeting, must now be received by the Corporate Secretary of Repay at our principal executive offices no later than February 15, 2022, which is a reasonable time before we expect to print and mail the proxy statement for the 2022 Annual Meeting. Stockholder proposals received after this date will be considered untimely under Rule 14a-8.

If a stockholder desires to bring a matter before the meeting that is not the subject of a proposal meeting the SEC proxy rule requirements for inclusion in the proxy statement or a nomination of a director, the stockholder must follow procedures outlined in our Bylaws in order to nominate the director or personally present the proposal at the meeting. One of the procedural requirements is timely notice in writing of the business the stockholder proposes to bring before the meeting. Given the new date of the 2022 Annual Meeting, written notice must be received by the Corporate Secretary of Repay no earlier than February 8, 2022 and no later than March 10, 2022.

We reserve the right to decline to include in our proxy materials any stockholder’s proposal that does not comply with the rules of the SEC for inclusion therein. We will furnish copies of the applicable Bylaw provisions that set forth the requirements for a stockholder’s written notice upon written request to the Corporate Secretary of Repay at the address listed above.

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

3.1	Certificate of Corporate Domestication of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 17, 2019).

3.2	Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 17, 2019).

3.3	By-Laws of Repay Holdings Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed on July 17, 2019).

10.1	Repay Holdings Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Company's proxy statement (File No. 001-38531), filed with the SEC on July 9, 2021).

31.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Form 10‑Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes In Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: November 9, 2021	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)