Form 10-K
period 2021-12-31
Repay Holdings Corp
filed 2022-03-01
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was $2,120,867,217.

As of February 22, 2022, there were 90,455,315 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 1,904,617 of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding.  As of February 22, 2021, the holders of such outstanding shares of Class V common stock also hold 7,926,576 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of either an amendment to this Form 10-K or its proxy statement for its 2022 Annual Meeting of Shareholders, which are expected to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

Auditor Firm ID: 248Auditor Name: Grant Thornton LLPAuditor Location: Philadelphia, Pennsylvania

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, the expected impact of the COVID-19 pandemic, the expected demand on our product offering, including further implementation of electronic payment options and statements regarding our market and growth opportunities, the expected benefits of our recent acquisitions, our financial performance, our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part I, Item 1A “Risk Factors” of this Form 10-K. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

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

Risks Related to Our Business

•	The impact of the COVID-19 pandemic outbreak and the measures implemented to mitigate the spread of the virus.
•	The payment processing industry is highly competitive.
•	Unauthorized disclosure of client or consumer data.
•	If we cannot keep pace with rapid developments and changes in our industry.
•	If our vertical markets do not increase their acceptance of electronic payments or if there are adverse developments in the electronic payment industry in general.
•	Potential clients or software integration partners may be reluctant to switch to, or develop a relationship with, a new payment processor.
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

•	To acquire and retain clients, we depend on our software integration partners that integrate our services and solutions into software used by our clients.
•	Failure to effectively manage risk and prevent fraud could increase our chargeback liability and other liability.
•	Our processes to reduce fraud losses depend in part on our ability to restrict the deposit of processing funds while we investigate suspicious transactions.
•

To the extent we cannot maintain savings related to favorable pricing or incentives on interchange and other payment network fees and cannot pass along any corresponding increases in such fees to our clients, our operating results and financial condition may be materially adversely affected.

•	Our systems and those of our third-party providers may fail due to factors beyond our control.
•	We rely on other service and technology providers. If such providers fail in or discontinue providing their services or technology to us, our ability to provide services to clients may be interrupted.
•	We are subject to economic and political risk, the business cycles of our clients and software integration partners and the overall level of consumer and commercial spending.
•

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks associated with providing payment processing solutions.

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

Risks Related to Regulation

•

We and our clients are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting our business, our clients’ businesses or the electronic payments industry, or our or our clients’ actual or perceived failure to comply with such obligations.

•	The businesses of many of our clients are strictly regulated in every jurisdiction in which they operate, and such regulations, and our clients’ failure to comply with them.
•	We may be required to become licensed under state money transmission statutes.
•	We must comply with laws and regulations prohibiting unfair or deceptive acts or practices.
•	Governmental regulations designed to protect or limit access to or use of consumer information could adversely affect our ability to effectively provide our products and services.
•	Changes in tax laws or their judicial or administrative interpretations, or becoming subject to additional U.S., state or local taxes that cannot be passed through to our clients.
•	We must maintain effective internal controls and our failure to maintain such controls could lead to litigations.
•	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

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

Business Overview

Since a significant portion of our revenue is derived from volume-based payment processing fees on card transactions, card payment volume is a key operating metric that we use to evaluate our business. We are a leading payments technology company. We provide integrated payment processing solutions to industry-oriented vertical markets in which businesses have specific and bespoke transaction processing needs. We refer to these markets as “vertical markets” or “verticals.”

We are a payments innovator, differentiated by our proprietary, integrated payment technology platform and our ability to reduce the complexity of electronic payments for businesses. We intend to continue to strategically target verticals where we believe our ability to tailor payment solutions to our clients’ needs and the embedded nature of our integrated payment solutions will drive strong growth by attracting new clients and fostering long-term client relationships.

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $20.5 billion of total card payment volume in 2021. Our year-over-year card payment volume growth was approximately 35% in 2021 and 42% in 2020. As of December 31, 2021, we had over 18,000 clients. Our top 10 clients, with an average tenure of approximately four years, contributed to approximately 14% and 18% of total gross profit during the year ended December 31, 2021 and the year ended December 31, 2020, respectively.

Our leading competitive position and differentiated solutions have enabled us to realize unique advantages in fast-growing and strategically-important segments of the payments market. We provide payment processing solutions to clients primarily operating in the personal loans, automotive loans, receivables management, and business-to-business verticals. Our payment processing solutions enable consumers and businesses in these verticals to make payments using electronic payment methods, rather than cash or check, which have historically been the primary methods of payment in these verticals. We believe that a growing number of consumers and businesses prefer the convenience and efficiency of paying with cards and other electronic methods and that we are poised to benefit as these verticals continue to shift from cash and check to electronic payments. The personal loans vertical is predominately characterized by installment loans, which are typically utilized by consumers to finance everyday expenses. The automotive loans vertical predominantly includes subprime automotive loans, automotive title loans and automotive buy-here-pay-here loans and also includes near-prime and prime automotive loans. Our receivables management vertical relates to consumer loan collections, which typically enter the receivables management process due to delinquency on credit card bills or as a result of major life events, such as job loss or major medical issues. The business-to-business vertical relates to transactions occurring between a wide variety of enterprise clients, many of which operate in the manufacturing, wholesale, distribution, healthcare and education industries.

Our go-to-market strategy combines direct sales with integrations with key software providers in our target verticals. The integration of our technology with key software providers in the verticals that we serve, including loan management systems, dealer management systems (“DMS”), collection management systems, and enterprise resource planning software systems, allows us to embed our omni-channel payment processing technology into our clients’ critical workflow software and ensure seamless operation of our solutions within our clients’ enterprise management systems. We refer to these software providers as our “software integration partners.” An integration allows our sales force to readily access new client opportunities or respond to inbound leads because, in many cases, a business will prefer, or in some cases only consider, a payments provider that has already integrated or is able to integrate its solutions with the business’ primary enterprise management system. We have successfully integrated our technology solutions with numerous, widely-used enterprise management systems in the verticals that we serve, which makes our platform a more compelling choice for the businesses that use them. Moreover, our relationships with our partners help us to develop deep industry knowledge regarding trends in client needs. Our integrated model fosters long-term relationships with our clients, which supports our volume retention rates that we believe are above industry averages. As of December 31, 2021, we maintained approximately 222 integrations with various software providers.

Strategic acquisitions are another important part of our long-term strategy. Our acquisitions have enabled us to further penetrate existing vertical markets, access new strategic vertical markets, broaden our technology and solutions suite, and expand our client base. We continue to focus on identifying strategic acquisition candidates in an effort to drive accretive growth. Our growth strategy is to continue to build our company through a disciplined combination of organic and acquisitive growth.

Growth Strategies

We intend to drive future growth in the following ways:

Increase Penetration in Existing Verticals

We expect to grow meaningfully by continuing to provide innovative payment solutions and client support to our existing clients as well as new clients in the verticals that we currently serve. In addition, our business model allows us to benefit from the growth of our clients and software integration partners. As our clients’ payment volumes and transactions increase, our revenues increase as a result of the fees we charge for processing these payments. Many of the vertical markets in which we compete are continuing to shift from legacy payment mediums — primarily cash and check — to electronic forms of payment. We expect to benefit from this trend as our clients increasingly opt to process payments via the electronic forms of payment in which we specialize.

New Vertical and Geographic Expansion

We also expect that we will find attractive growth potential in certain verticals in which we currently have limited operations or do not operate. Though we offer highly customized payment solutions to our clients, our core technology platform is comprehensive and can be utilized to penetrate other strategic vertical markets. Additionally, we envision growing our geographic footprint, as new territories continue to present new business opportunities. For example, we are focused on expanding our Canadian operations, as the demand for our solutions among existing and prospective Canadian clients remains strong.

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

Strategic Acquisitions

From January 1, 2016 through December 31, 2021, we have successfully acquired eleven businesses. Given the large size and attractive growth trends of our current addressable market, we are primarily focused on growing our business organically. However, we may selectively pursue strategic acquisitions as opportunities arise that meet our internal requirements for the use of capital and return on investment. Some of these opportunities may include those that enable us to acquire new capabilities that may be harder to develop in-house, gain entrance into new segments of the market, enter new markets, or consolidate our existing market.

Solutions

We provide our clients with comprehensive solutions relating to the following methods of electronic payment:

•	Credit and Debit Processing — Allows our clients to accept card payments. These payments can be made using any of our payment channels, as further described below.

•	Virtual Credit Card Processing — Our virtual credit card product offering enables our clients to automate their payables transactions by sending single-use virtual credit cards to their suppliers.
•	Automated Clearing House (“ACH”) Processing — Our ACH processing capabilities allow our clients to send and accept traditional and same-day ACH transactions.
•	Enhanced ACH Processing — Provides the same functionality as our standard ACH processing capability, but with the added benefit of incremental transaction and reconciliation data.

•

Instant Funding — Our instant funding capabilities allow our clients to transfer funds directly to a consumer’s debit or prepaid card. We have created a proprietary process that decreases processing delays typically associated with traditional fund disbursements.

The above payment and funding methods are processed through our proprietary payment channels:

•	Web-based
•	Virtual Terminal — A terminal that provides virtual payment access for processing of ACH or card transactions.

•        Hosted Payment Page — A client-branded terminal that enables ACH and card transaction processing.

•        Online Client Portal — A consumer-facing, client-specific website that gives a client’s customer the ability to pay online and view account information anywhere, anytime. A Repay hosted website may be stand alone or integrated with any other software application.

•	Mobile Application — We provide clients the ability to accept payments via a mobile application on a customized, white-label basis.
•	Text-to-Pay — Allows a business’ customer to pay with a simple text message after receiving an SMS alert that reminds such customer when payments are due.
•	Interactive Voice Response (“IVR”) — A secure and flexible option to pay over the phone, 24 hours a day, 7 days a week, via a 1-800 number with bilingual capabilities.
•	Point of Sale (“POS”) — We provide payment acceptance at brick-and-mortar locations through POS equipment that requires a client’s customer to provide a card.

Sales and Distribution

Our sales effort primarily consists of two strategies: first, our direct sales representatives, who focus on each of our core verticals, and second, our software integration partners, which enable the direct salesforce to more effectively access new client opportunities and respond to inbound leads.

Direct Sales Representatives

Our sales representatives are organized by vertical market and account size. Direct sales representatives work with our clients and software integration partners to understand our clients’ desired payment solutions and then communicate those desires to our product and technology teams, who build a customized suite of products and payment channels tailored to our clients’ specific needs.  We also maintain a sales support team that supports the onboarding process.

Software Integration Partners

As of December 31, 2021, we were integrated with approximately 222 software partners that are providers of our clients’ primary enterprise management systems. Our integrations ensure seamless delivery of our full suite of payment processing capabilities to our clients. These integrations are also a critical part of our marketing strategy, as many clients will prefer to award their payments business to payments processors who have worked to integrate their solutions into the client’s enterprise management systems.

Operations

We believe that we have developed an effective operations system, including our proprietary onboarding, compliance and client oversight processes, which is structured to enhance the performance of our platform and support our clients.

Client and Transaction Risk Management

We target clients that we identify as low-risk through the development of underwriting policies and transaction management procedures to manage approval of new accounts and to establish ongoing monitoring of client accounts. Effective risk management aids us in minimizing client losses, such as those relating to chargebacks or similar rejected transactions, and avoiding fraud for the mutual benefit of our clients, our sponsor banks and ourselves.

Proprietary Compliance Management System. We have developed proprietary onboarding, compliance, and client oversight processes, of which our Compliance Management System (“CMS”) is a part. Our CMS, developed in conjunction with the Third Party Payment Processors Association, is based on four main components — board and management oversight, a compliance program with written policies and procedures and employee training and monitoring, responsiveness to consumer complaints and annual compliance audits from an independent third party — and is inclusive of the Electronic Transaction Association guidelines on underwriting and risk.

Client Onboarding. We believe we maintain rigorous underwriting standards. Prospective clients submit applications to our credit underwriting department, which performs verification and credit-related checks on all applicants. Each client is assigned a risk profile based on sponsor bank requirements, as well as additional criteria specified by us. Our sponsor banks periodically review and approve of our underwriting policies to ensure compliance with applicable law, regulations and payment network rules. Upon approval, the ongoing risk level of a client is monitored and adjusted on a monthly basis based on additional data relating to such client.

Client Monitoring. Each client’s file is assigned one of three risk levels (low, medium or high) corresponding to several client behaviors. We review and adjust these risk levels on a monthly basis and additionally subject them to more in-depth quarterly reviews. We also engage third parties and rely on internal reporting to identify and monitor credit/fraud risk. We generate client-specific reports that compile daily and historical transactions, which may include average ticket, transaction volume, refund and chargeback levels and authorization history, which we utilize in order to identify suspicious processing activity. We review these reports on a daily basis and suspend any irregular processing activity, which is subject to review, remediation and, as appropriate, suspension of either an individual or batch of transactions or a particular client, as applicable.

Investigation and Loss Prevention. If a client exceeds the parameters established by our underwriting and/or risk management team or we determine that a client has violated the payment network rules or the terms of its service agreement with us, one of our team members will identify and document the incident. We then review the incident to determine the actions taken or that we can take to reduce our exposure to loss and the exposure of our client to liability. As a part of this process, we may request additional transaction information, withhold or divert funds, verify delivery of merchandise or, in some circumstances, deactivate the client account, include the client on the Network Match List to notify our industry of the client’s behavior or take legal action against the client.

Collateral. We require some of our clients to establish cash or non-cash collateral reserves, which may include certificates of deposit, letters of credit, rolling merchant reserves or upfront cash. This collateral is utilized in order to offset potential credit or fraud risk liability that we may incur. We attempt to hold such collateral reserves for as long as we are exposed to a loss resulting from a client’s payment processing activity.

Chargebacks. The payment networks permit the reversal of a money transfer, a chargeback, up to six months (or in rare cases, a longer time frame) after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the client incurring the chargeback is unable to fund the refund to the card-issuing bank, we are required to do so by the rules of the payment networks and our contractual arrangements with our sponsor banks. During the year ended December 31, 2021, we believe our chargeback rate was under 1% of our payment volume.

Security, Disaster Recovery, and Back-up Systems

We adhere to industry security standards to protect the payment information that we process. We regularly update our network and apply operating system security releases and malware defenses.  We use a third party vendor solution for security education materials.  Every employee and contractor is required to successfully complete annual security awareness training.  We routinely retain external parties to audit our systems’ compliance with current security standards as established by the Payment Card Industry Data Security Standards (“PCI DSS”), Service Organization Control ("SOC1 Type II,” “SOC2 Type II”), Health Insurance Portability and Accountability Act (“HIPAA”) and International Organization for Standardization (“ISO 27001”) and to test our systems against vulnerability to unauthorized access.  We utilize third party vendors for internal and external penetration testing.  Further, we use one of the most advanced commercially available technologies to encrypt the cardholder numbers and client data that we store in our databases. Additionally, we have a dedicated team responsible for continuous monitoring and security incident response. This team also develops, maintains, tests and verifies our incident response plan. Disaster recovery is built into our infrastructure through redundant hardware and software applications hosted in two distinct cloud regions. Our primary cloud region is set up to be replicated, substantially on a real time basis, by our secondary cloud region such that if our primary cloud region becomes impaired or unavailable, operations are redirected to the secondary cloud region. Our incident response team tests these systems each quarter to assess the effectiveness of our disaster recovery plan, including staff readiness and operational capability.

Third Party Processors and Sponsor Banks

We partner with institutions in the payment chain to provide authorization, settlement and funding services in connection with our clients’ transactions. These institutions include third party processors and sponsor banks, who sit between us, acting as the merchant acquirer or payment processor, and the payment networks, such as Visa, MasterCard and Discover. These processors and vendors in turn have agreements with the payment networks, which permit them to route transaction information through their networks in exchange for fees.

When we facilitate a transaction as a merchant acquirer, we utilize third party processors such as Total Systems Services, Inc. (a subsidiary of Global Payments, Inc.). Under such processing arrangements, the third-party processors and vendors receive processing fees based on a percentage of the payment volume they process.

In order for us to process and settle transactions for our clients, we have entered into sponsorship agreements with banks that are members of the payment networks. We are required to register with the payment networks through these bank partners because we, as a payment processor, are not a “member bank” as defined by the major payment networks. Our member bank partners sponsor our adherence to the rules and standards of the payment networks and enable us to route transactions under the sponsor banks’ control and identification numbers (for example, known as BIN for Visa and ICA for MasterCard) across the card and ACH networks to authorize and clear transactions. Our relationships with multiple sponsor banks give us the flexibility to shift payment volumes between them, which helps us to secure more competitive pricing for our clients and to maintain redundancy.

When we facilitate a client’s payment to its suppliers or vendors, we typically utilize the services of third party program managers, such as Wex Inc. and Comdata Inc. (a subsidiary of FleetCor Technologies, Inc.), who have arrangements with banks to operate card issuance programs.  Under such arrangements, the program manager and issuing bank retain a portion of the interchange generated by each transaction. Under the applicable contractual arrangements, our clients are generally required to prefund these payments. Because we are not a licensed money transmitter, we have entered into custodial agreements with banks or other financial institutions who will hold our clients’ funds in trust.

Competitive Conditions and Market Trends

We compete with a variety of payment processing companies that have different business models, go-to-market strategies and technical capabilities. We compete with a large number of small payments processing companies that provide integrated payments solutions and/or related hardware to clients within our existing verticals. More broadly in the overall payments industry, our payment and software solutions compete against many forms of financial services and payment systems, including Open Edge (a division of Global Payments), ACI Worldwide, Inc., Paya, Inc., Paymentus Corporation, AvidXchange, Corporate Spending Innovations (a division of Edenred), Nvoicepay (a division of FleetCor Technologies, Inc.) and Zelis. We also compete against many traditional merchant acquirers, such as financial institutions, affiliates of financial institutions and payment processing companies in the payment processing industry, including Bank of America Merchant Services, Elavon, Inc. (a subsidiary of U.S. Bancorp), Wells Fargo Merchant Services, Global Payments, Inc., WorldPay, Inc. (a subsidiary of Fidelity National Information Services, Inc.) and Total Systems Services, Inc. (a subsidiary of Global Payments, Inc.). We believe the most significant competitive factors in the markets in which we compete are: (1) economics, including fees charged to merchants and commission payouts to software integration partners; (2) product offering, including emerging technologies and development by other participants in the payments ecosystem; (3) service, including product functionality, value-added solutions and strong client support for both clients and software integration partners; and (4) reliability, including a strong reputation for quality service and trusted software integration partners. Our competitors include large and well-established companies, including banks, credit card providers, technology and ecommerce companies and traditional retailers, many of which are larger than we are, have a dominant and secure position in the markets in which they operate or offer other products and services to consumers and clients which we do not offer. Moreover, we compete against all forms of payments, including credit cards, bank transfers, and traditional payment methods, such as cash and check.

We believe there is a significant digital shift in our industry. Many of the vertical markets in which we compete are continuing to shift from legacy payment mediums — primarily cash and check — to electronic forms of payment. In addition, the COVID-19 pandemic and the resulting changes in consumer behavior has led to an accelerated shift to electronic payments. We expect to benefit from this trend as our clients increasingly opt to process payments via the electronic forms of payment in which we specialize.

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

Acquisitions

Our historical acquisition activity has allowed us to access new markets, acquire industry talent, broaden our product suite, and supplement organic growth. Our current acquisition strategy focuses on integrated payments companies serving attractive vertical markets and opportunities to broaden our product offerings. From January 1, 2016 through December 31, 2021, we have completed eleven acquisitions, which are described below. These acquisitions were of payment companies and are representative of the acquisitions we envision consummating in the future.

Sigma Acquisition

Effective as of January 1, 2016, we acquired substantially all of the assets of Sigma Payment Solutions, Inc. (“Sigma”). Sigma was an electronic payment solutions provider to the automotive finance industry. The transaction marked our expansion into the automotive finance space. We have benefitted greatly from Sigma’s deep integrations with automotive finance software platforms, or DMS.

PaidSuite Acquisition

On September 28, 2017, we acquired substantially all of the assets of PaidSuite, Inc. and PaidMD, LLC (collectively, “PaidSuite”). PaidSuite was an electronic payment solutions provider to the accounts receivable management industry. The transaction accelerated our growth into the accounts receivable management space via client and software integration partner relationships.

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

BillingTree Acquisition

On June 15, 2021, we acquired all of the equity interests of BT Intermediate, LLC (together with its subsidiaries, “BillingTree”). The acquisition of BillingTree further expanded our position in the healthcare, credit union, and accounts receivable management industries and significantly enhanced our scale and our client diversification.

Kontrol Acquisition

On June 22, 2021, we acquired substantially all of the assets of Kontrol LLC (“Kontrol”). The acquisition of Kontrol grew our accounts payable automation business and enabled us to leverage our existing B2B technology infrastructure to increase our virtual card volume.

Payix Acquisition

On December 29, 2021, we acquired Payix Holdings Incorporated (together with its subsidiary, “Payix”).  The acquisition of Payix expanded our position in the large and growing automotive finance market and provided further access to software integrations with leading loan management system and DMS integrations.

Government Regulation

We operate in an increasingly complex and ever evolving legal and regulatory environment. Our and our clients’ businesses are subject to a variety of federal, state and local laws and regulations, as well as the rules and standards of the payment networks that we utilize to provide our electronic payment services. While in some cases payment processors such as Repay are not directly regulated by governmental agencies, because of the rules and regulations enacted at the state and federal level that affect our clients and sponsor banks, we have developed and continually evaluate and update our compliance models to keep up with the rapid evolution of the legal and regulatory regime our clients and sponsor banks face. We are also subject to legal and regulatory requirements which govern the use, storage and distribution of the information we collect from our clients and cardholders while processing transactions.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and its related rules and regulations have resulted in significant changes to the regulation of the financial services industry, including the electronic payment industry. Under the Dodd-Frank Act, debit interchange transaction fees that a card issuer receives and are established by a payment card network for an electronic debit transaction are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Dodd-Frank Act and the Federal Reserve’s implementing regulations require that such interchange fees be “reasonable and proportional” to the cost incurred by the issuer in processing the transactions. Federal Reserve regulations implementing this “reasonable and proportional” requirement have capped debit interchange rates for card issuers operating in the United States with assets of $10 billion or more. In addition, the regulations contain certain prohibitions on card brand network exclusivity and merchant routing restrictions of debit card transactions.  As a result of the Dodd-Frank Act, merchants are also allowed to set minimum dollar amounts (within certain parameters) for the acceptance of a credit card, and they are allowed to provide discounts or incentives to entice consumers to pay with an alternative payment method, such as cash, checks or debit cards.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), which has rulemaking authority over consumer protection laws, including the authority to regulate consumer financial products in the United States, including consumer credit, deposit, payment, and similar products. The CFPB may also have authority over us as a provider of services to regulated financial institutions in connection with consumer financial products. Any new rules or regulations implemented by the CFPB, and other similar regulatory agencies in other jurisdictions, or pursuant to the Dodd-Frank Act that are applicable to us or our clients’ businesses, or any adverse changes thereto, could increase our cost of doing business or limit our current offerings of integrated payment solutions.

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

Some of our clients are Covered Entities.  In providing certain services for our Covered Entity clients, we may receive, maintain, and transmit Protected Health Information on their behalf, and we may be a Business Associate. To the extent we are a Business Associate, we are subject to HIPAA rules and regulations regarding privacy and security of Protected Health Information. In connection with certain services, we may enter into Business Associate Agreements with our Covered Entity clients, requiring compliance with HIPAA rules and regulations, and defining permissible uses and disclosures of Protected Health Information.

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

Unfair or Deceptive Acts or Practices

We and many of our clients are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices and various state laws similar in scope and subject matter thereto. In addition, laws prohibiting these activities and other laws, rules and or regulations, including the Telemarketing Sales Rule, may directly impact the activities of certain of our clients, and in some cases may subject us, as the client’s payment processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of a client through our services. Various federal and state regulatory enforcement agencies, including the Federal Trade Commission (“FTC”) and the states attorneys general, have authority to take action against payment processors who violate such laws, rules and regulations. To the extent we are processing payments or providing services for a client suspected of violating such laws, rules and regulations, we may face enforcement actions and, as a result, incur losses and liabilities that may adversely affect our business.

In addition, the Dodd-Frank Act gave the CFPB broad authority to prohibit “unfair, deceptive or abusive acts or practices” (“UDAAP”) in connection with the provision of consumer financial products and services. The CFPB has extended certain UDAAP-related provisions of the Dodd-Frank Act to directly apply to payment processors.

Indirect Regulatory Requirements

Certain of our clients and our sponsor banks are financial institutions that are directly subject to various regulations and compliance obligations issued by the CFPB, the Federal Reserve, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the National Credit Union Administration and other agencies responsible for regulating financial institutions, which includes state financial institution regulators. While these regulatory requirements and compliance obligations do not apply directly to us, many of these requirements materially affect the services we provide to our clients and us overall. The financial institution regulators have imposed requirements on regulated financial institutions to manage their third-party service providers. Among other things, these requirements include performing appropriate due diligence when selecting third-party service providers; evaluating the risk management, information security, and information management systems of third-party service providers; imposing contractual protections in agreements with third-party service providers (such as performance measures, audit and remediation rights, indemnification, compliance requirements, confidentiality and information security obligations, insurance requirements and limits on liability); and conducting ongoing monitoring, diligence and audit of the performance of third-party service providers. Accommodating these requirements applicable to our clients impose additional costs and risks in connection with our relationships with financial institutions. We expect to expend significant resources on an ongoing basis in an effort to assist our clients in meeting their legal requirements.

Additionally, our clients, particularly those in the personal loans, automotive loans and receivables management verticals, are subject to various federal, state and local laws and regulations that impose restrictions and requirements on their businesses.  For personal lenders and automotive lenders, these laws and regulations could include limitations on interest rates and fees, maximum loan amounts and the number of simultaneous or consecutive loans, imposition of required waiting periods between loans, loan extensions and refinancing, requiring payment schedules (including maximum and minimum loan durations) or repayment plans for borrowers claiming inability to repay loans, mandating disclosures, security for loans, licensing requirements and, in certain jurisdictions, database reporting and loan utilization information.  For receivables management companies, these laws and regulations could include laws and regulations (including the federal Fair Debt Collection Practices Act (“FDCPA”) and comparable state laws) regarding the time, place and manner of communications with consumers regarding debt collection and prohibitions or limitations on certain debt collection practices.  Lastly, some of our clients are subject to various state laws and regulations that prohibit or limit the imposition of a surcharge or convenience fee in connection with their customers use of a payment card or other form of electronic payment.

Payment Network Rules and Standards

Payment networks, such as Visa, MasterCard and American Express, establish their own rules and standards that allocate liabilities and responsibilities among the payment networks and their participants. These rules and standards, including the Payment Card Industry Data Security Standards, govern a variety of areas, including how consumers and customers may use their cards, whether (and the terms under which) convenience fees or surcharges may be imposed in connection with the use of their cards, the security features of cards, security standards for processing, data security and allocation of liability for certain acts or omissions, including liability in the event of a data breach. The payment networks may change these rules and standards from time to time as they may determine in their sole discretion and with or without advance notice to their participants. These changes may be made for any number of reasons, including as a result of changes in the regulatory environment, to maintain or attract new participants, or to serve the strategic initiatives of the networks, and may impose additional costs and expenses on or be disadvantageous to certain participants. Participants are subject to audit by the payment networks to ensure compliance with applicable rules and standards. The networks may fine, penalize or suspend the registration of participants for certain acts or omissions or the failure of the participants to comply with applicable rules and standards.

In order for us to process and settle transactions for our clients, we have entered into sponsorship agreements with banks that are members of the payment networks. We are required to register with the payment networks through these bank partners because we, as a payment processor, are not a “member bank” as defined by the major payment networks’ rules and standards governing access to those networks. Our bank partners sponsor our adherence to the rules and standards of the payment networks and enable us to route transactions under the sponsor banks’ control and identification numbers (known as BIN for Visa and ICA for MasterCard) across the card and ACH networks to authorize and clear transactions. Payment network rules restrict us from performing funds settlement and require that merchant settlement funds be in the possession of the member bank until the merchant is funded. These restrictions place the settlement assets and liabilities under the control of the member bank.

Our sponsorship agreements give our sponsor banks substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for clients and the terms of our agreements with clients, and provide them with the right to audit our compliance with the payment network rules and guidelines. We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association (“NACHA”) relating to payment transactions we process using the Automated Clearing House Network. Like the payment networks, NACHA may update its operating rules and guidelines at any time, which can require us to take more costly compliance measures or to develop more complex monitoring systems. Similarly, our ACH sponsor banks have the right to audit our compliance with NACHA’s rules and guidelines, and are given wide discretion to approve certain aspects of our business practices and terms of our agreements with ACH clients.

Other Regulation

We are subject to U.S. federal and state unclaimed or abandoned property (escheat) laws, which require us to turn over to certain government authorities the property of others we hold that has been unclaimed for a specified period of time, such as account balances that are due to a software integration partner or client following discontinuation of its relationship with us. The Housing Assistance Tax Act of 2008 requires certain merchant acquiring entities and third-party settlement organizations to provide information returns for each calendar year with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements.

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

Human Capital

Our employees are a critical component of our success. As of December 31, 2021, we employed approximately 552 full-time employees throughout the U.S. and Canada. We have 14 office locations in the U.S. and have a remote employee presence in 37 states. During 2021, we added 266 new employees (including 161 through acquisitions). None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We strive to create and maintain a special culture at REPAY that focuses on empowerment, driving performance, collaboration, and transparency. Our strong emphasis on culture is intended to empower our employees to make decisions and develop themselves personally and professionally. Particularly in light of our acquisition strategy, one of our priorities is to maintain and enhance our culture as we grow in employee size and integrate new team members.

We participate in an annual employee engagement and feedback survey which allows all full-time employees to anonymously give us feedback on our workplace culture, employee programs, and more. In 2021, we had 90% of participants say we are a great place to work. Our employees’ feedback from the annual surveys have allowed us to be certified as a Great Place to Work® for the last five consecutive years. In 2021, we were recognized by Fortune® as a Best Workplace in Financial Services and Insurance. We take employee feedback seriously and share the results of the survey, along with an action plan of how we can continue to improve, to all employees.

Attracting, developing, and retaining top talent is a priority at REPAY and we have a dedicated human resources team that focuses on these initiatives. To ensure we stay competitive in the current talent market, we strive to make it clear to our people that we value and appreciate them. The majority of our workforce is offered flexible or fully remote work flexible schedules. We foster a culture of rewards and recognition and incentivize our people with opportunities for growth within the company. Our compensation strategy gives us competitive advantages by offering competitive salaries, bonus potential and employee ownership opportunities for a meaningful portion of our employees through equity incentive grants. New employees are welcomed through our virtual new hire onboarding experience, which consists of at-home equipment, welcome gift packages, consistent communication, and human resources orientation, and ensures our new hires have the support they need when starting with a new company. Additionally, every one of our new employees has the opportunity to meet with our CEO for a “coffee chat” within their first month of employment.

We value diverse backgrounds, perspectives, and experiences, and we are committed to providing an inclusive environment where all individuals are heard and respected. In 2021, we implemented an Employee Resource Group aimed at connecting and creating a network for women at REPAY. This group meets several times throughout the year to discuss relevant topics and connect with others at the Company. We have also partnered with diverse organizations and higher education programs, to identify a more diverse pool of qualified candidates for recruitment.

We offer a comprehensive benefits package which includes 100% coverage of employee healthcare premiums and several benefits at no cost to our employees, including life insurance, telehealth, mental health, and work-life balance resources. We perform a thorough review of our benefits package annually. In 2021, we made changes to our benefits package including offering lower insurance premiums for family coverage, offering a more generous time off policy, and implementing an Employee Stock Purchase Plan (“ESPP”). The ESPP is highly valued because it gives our employees the opportunity to become shareholders in REPAY at a discounted price. The financial future of our employees is important to us, which is why we have a generous 401(k)-employer match and performance-based bonus program. To promote personal and professional growth, we encourage our employees to pursue ongoing training and career development opportunities, and we provide tuition assistance and reimbursement for certain pre-approved continuing education programs and professional certifications.

As we continue to navigate the COVID-19 pandemic, our employees’ health and safety continue to remain a priority for us. We understand the pandemic impacted all our employees’ personal lives in different ways. Because of this, we provide flexible work schedules. We have also enhanced our employee benefits package to increase the quantity of free mental health support and telehealth options.

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

Risks Related to Our Business

The COVID-19 pandemic and the measures implemented to mitigate the spread of the virus has had and may continue to have an adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic and the mitigation efforts by governments and other parties to attempt to control the spread of the virus (including its variants) have adversely impacted the U.S. and global economy, leading to significant changes in consumer and business spending and economic activity and disruptions and volatility in the U.S. and global capital markets. We are diligently working to ensure that we can continue to operate with minimal disruption, mitigate the impact of the pandemic on our employees’ health and safety, and address potential business interruptions on ourselves and our clients. However, we cannot assure you that we will continue to be successful in these efforts.

Although we have experienced increased demand for some of our service offerings as a result of an accelerated shift to electronic payments, we believe that the COVID-19 pandemic, the mitigation efforts and the resulting economic impact have had, and may continue to have, an overall adverse effect on our business, results of operations and financial condition. The actual further effect in any given future period is difficult to estimate, and it will depend on numerous evolving factors and future developments that we are not able to predict, including: the duration, spread and severity of the outbreak (including whether there are continued variants or other waves of infection); the nature, extent and effectiveness of mitigation measures; the administration of vaccines and the availability of therapeutic treatments; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; and how quickly and to what extent normal economic and operating conditions can resume.

The effects of the COVID-19 pandemic, the mitigation efforts and the resulting economic impact on our business, results of operations and financial condition have included and may continue to include the following with respect to the key industry-oriented “vertical” markets that we serve:

•

A decrease in the origination of personal or automotive loans and a decrease in payments as a result of changes in consumer behavior following receipt of government stimulus, tax credits or extra unemployment benefits.

•	A decrease in the amount of business-to-business payments as a result of the overall economic slowdown and reduction in business spending.

•

A decrease in the amount of payments to healthcare providers from insurance companies and third-party health administrators as a result of reductions in elective medical procedures or health provider visits.

The above effects have resulted in and are likely to continue to result in an adverse impact on the amount of fees we can earn for processing payments and other transactions on behalf of our clients. There may be a delay in the timing of when our business is impacted by these matters. As an example, we earned incremental fees from processing loan payments or payoffs that result from consumers’ receipt of additional government stimulus or extra unemployment benefits, but our business, results of operations and financial condition in subsequent periods were and could continue to be adversely affected from reduced loan originations as result of such combination of government action and consumer behavior.

In addition, the ongoing reduction or suspension of non-essential travel and cancellation or postponement of various tradeshows has resulted in and is expected to continue to result in challenges in attracting new clients and growing relationships with existing clients.

To the extent the COVID-19 pandemic, the mitigation efforts and the resulting economic impact continues to adversely affect our business, results of operations and financial condition, such matters may also have the effect of heightening many of the other risks described in the risk factors disclosed herein, such as those relating to our responsibility for the prevention of unauthorized disclosure of consumer data and our ability to minimize losses relating to chargebacks, fraud and similar losses.

The payment processing industry is highly competitive. Such competition could adversely affect the fees we receive, and as a result, our margins, business, financial condition and results of operations.

The market for payment processing services is highly competitive. There are other payment processing service providers that have established a sizable market share in the markets in which we compete and service more clients than we do. Our growth will depend, in part, on a combination of the continued growth of the electronic payment market and our ability to increase our market share.

Many of our competitors have substantially greater financial, technological, management and marketing resources than we have. Accordingly, if these competitors target our business model and, in particular, the vertical markets that we serve, they may be able to offer more attractive fees or payment terms and advances to our clients and more attractive compensation to our software integration partners. They also may be able to offer and provide services and solutions that we do not offer. There are also a large number of small providers of processing services, including emerging technology and non-traditional payment processing companies, that provide various ranges of services to our existing and potential clients. This competition may effectively limit the prices we can charge, cause us to increase the compensation we pay to our software integration partners and require us to control costs aggressively in order to maintain acceptable profit margins.

Unauthorized disclosure of client or consumer data, whether through breach of our computer systems, computer viruses, or otherwise, could expose us to liability and protracted and costly litigation, and damage our reputation.

We are responsible for data security for us and for third parties with whom we partner, including with respect to rules and regulations established by the payment networks, such as Visa, MasterCard and Discover, and debit card networks. These third parties include our clients, software integration partners and other third-party service providers and agents. We and other third parties collect, process, store and/or transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers, expiration dates, driver’s license numbers, bank account numbers, and protected health information. We have ultimate liability to the payment networks and our sponsor banks that register us with the payment networks for our failure or the failure of other third parties with whom we contract to protect this data in accordance with payment network requirements. The loss, destruction or unauthorized modification of client or consumer data by us or our contracted third parties could result in significant fines, sanctions, proceedings or actions against us by the payment networks, governmental bodies, consumers or others.

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

We and our contracted third parties could be subject to breaches of security by hackers. Our encryption of data and other protective measures may not prevent unauthorized access to or use of sensitive data. A systems breach may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach (including a ransomware attack) could harm our reputation and deter clients from using electronic payments generally and our services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits, and result in the imposition of material penalties and fines under state and federal laws or by the payment networks or limitations on our ability to process payment transactions on such payment networks. While we maintain cyber insurance coverage (which, in certain cases, is required pursuant to certain of our contractual commitments) that may, subject to policy terms and conditions, cover certain aspects of these risks, our insurance coverage may be insufficient to cover all losses. Additionally, we may be required to increase our cyber insurance coverage pursuant to our contractual commitments entered into in the future. Our cyber insurance costs have increased significantly following well-publicized ransomware attacks involving other organizations. The costs to maintain or increase our cyber insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

Although we generally require that our agreements with our software integration partners or service providers include confidentiality obligations that restrict these parties from using or disclosing any client or consumer data except as necessary to perform their services under the applicable agreements, we cannot guarantee that these contractual measures will prevent the unauthorized use, modification, destruction or disclosure of data or allow us to seek reimbursement from the contracted party. In addition, many of our clients are small and medium-sized businesses that may have limited competency regarding data security and handling requirements and may thus experience data breaches. Any unauthorized use, modification, destruction or disclosure of data could result in protracted and costly litigation, and the incurrence of significant losses by us.

In addition, our agreements with our sponsor banks and our third-party payment processors (as well as payment network requirements) require us to take certain protective measures to ensure the confidentiality of client and consumer data. Any failure to adequately comply with these protective measures could result in fees, penalties, litigation or termination of our sponsor bank agreements.

Security breaches may be subject to scrutiny from governmental agencies such as the CFPB, the FTC and the U.S. Department of Health and Human Services Office for Civil Rights. See “Risks Related to Regulation” below.

If we cannot keep pace with rapid developments and changes in our industry, the use of our products and services could decline, causing a reduction in our revenues.

The electronic payments market is subject to constant and significant changes. This market is characterized by rapid technological evolution, new product and service introductions, evolving industry standards, changing client needs and the entrance of new competitors, including products and services that enable card networks and banks to transact with consumers directly. To remain competitive, we continually pursue initiatives to develop new products and services to compete with these new market entrants. These projects carry risks, such as difficulty in determining market demand and timing for delivery, cost overruns, delays in delivery, performance problems and lack of client acceptance, and some projects may require investment in non-revenue generating products or services that our software integration partners and clients expect to be included in our offerings. In addition, new products and offerings may not perform as intended or generate the business or revenue growth expected.

The continued growth and development of our payment processing services and solutions will depend on our ability to anticipate and adapt to changes in consumer and business behavior. Any failure to timely integrate emerging payment methods into our software, to anticipate consumer or business behavior changes or to contract with processing partners that support such emerging payment technologies could cause us to lose traction among our clients or referral sources, including industry associations, resulting in a corresponding loss of revenue, if those methods become popular among end-users of their services.

Our products and services are designed to process complex transactions and provide reports and other information on those transactions, all at very high volumes and processing speeds. Our technology offerings must also integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and services to adapt to changes and innovation in these technologies. Any failure to deliver an effective, reliable and secure service or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. If we do not deliver a promised new product or service to our clients or software integration partners in a timely manner or the product or service does not perform as anticipated, our development efforts could result in increased costs and a loss in business, reducing our earnings and causing a loss of revenue. We also rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to, or production of, new technologies, including software and hardware. For example, we rely on our software integration partners to integrate our services and products into the software platforms being used by our clients. Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry standards. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost-effective basis, our business, financial condition and results of operations could be materially adversely affected.

If our vertical markets do not increase their acceptance of electronic payments or if there are adverse developments in the electronic payment industry in general, our business, financial condition and results of operations may be adversely affected.

The vertical markets we primarily serve have traditionally not utilized electronic payments. If consumers and businesses in these vertical markets do not increase their use of cards as payment methods for their transactions or if the mix of payment methods changes in a way that is adverse to us, such developments may have a material adverse effect on our business, financial condition and results of operations. Regulatory changes may also result in our clients seeking to charge their own clients additional fees for use of credit or debit cards which may result in such clients using other payment methods. Additionally, in recent years, increased incidents of security breaches have caused some consumers to lose confidence in the ability of businesses to protect their information, causing certain consumers to discontinue use of electronic payment methods. Security breaches could result in financial institutions canceling large numbers of credit and debit cards, or consumers or businesses electing to cancel their cards following such incidents.

Potential clients or software integration partners may be reluctant to switch to, or develop a relationship with, a new payment processor, which may adversely affect our growth.

Many potential clients and software integration partners worry about potential disadvantages associated with switching payment processing providers, such as a loss of accustomed functionality, increased costs and business disruption. There can be no assurance that our strategies for overcoming potential reluctance to change payment processing providers or to initiate a relationship with us will be successful, and this resistance may adversely affect our growth and our business overall.

If we fail to comply with the applicable requirements of payment networks and industry self-regulatory organizations, those payment networks or organizations could seek to fine us, suspend us or terminate our registrations through our sponsor banks.

We rely on sponsor banks and, in certain cases, third-party processors to access the payment card networks, such as Visa, MasterCard and Discover, that enable our ability to offer to our clients the acceptance of credit cards and debit cards, and we must pay fees for such services. To provide our merchant acquiring services, we are registered through our sponsor banks with the Visa, MasterCard and Discover networks as a service provider for member institutions. As such, we, our sponsor banks and many of our clients are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to sponsor banks and independent sales organization (“ISOs”)), merchant chargeback standards and PCI DSS. The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services.  Any changes in payment network rules or standards may be imposed on highly compressed timelines and may have a negative impact on our results of operations.

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

If these sponsorships are terminated and we are unable to secure a replacement sponsor bank within the applicable wind down period, we will not be able to process electronic payment transactions. While we maintain relationships with multiple sponsor banks for flexibility in the processing of payment volume and in the pricing of our clients’ solutions, the loss of or termination of a relationship with a sponsor bank or a significant decrease in the amount of payment volume that a sponsor bank processes for us could reduce such flexibility and negatively affect our business. To the extent the number of our sponsor banks decreases, we will become increasingly reliant on our remaining sponsor banks, which would materially adversely affect our business should our relationship with any of such remaining banks be terminated or otherwise disrupted. Furthermore, our agreements with our sponsor banks provide the sponsor banks with substantial discretion in approving certain elements of our business practices, including our solicitation, application and underwriting procedures for clients. Our sponsor banks’ actions under these agreements could be detrimental to us.

To acquire and retain clients, we depend on our software integration partners that integrate our services and solutions into software used by our clients.

We rely heavily on the efforts of our software integration partners to ensure our services and solutions are properly integrated into the software that our clients use. Generally, our agreements with software integration partners are not exclusive and these partners retain the right to refer potential clients to other payment processors. In addition, our agreements with software integration partners do not generally prohibit these partners from providing payment processing solutions to clients (including by acquiring a competing payment processing business).

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

If our software integration partners focus more heavily on working with other payment processors, acquire or develop their own payment processing capabilities, cease operations or become insolvent, we may be at risk of losing existing clients with whom these software integration partners have relationships. If we are unable to maintain our existing base of software integration partners or develop relationships with new software integration partners, our business, financial condition and results of operations would be materially adversely affected. In addition, our efforts to form relationships with new software integration partners may be hindered to the extent they perceive that integrating with a new payment processor or switching to us from another payment processor is too costly or time-consuming. Many software providers choose to integrate with only a small number of payments processors due to the requisite time and cost of integrating their systems with a payment processor’s solutions.

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

Certain of these types of fraud present potential liability for chargebacks associated with our clients’ processing transactions. If a billing dispute between a client and a consumer is not ultimately resolved in favor of our client, the disputed transaction is “charged back” to the client’s bank and credited to the consumer’s bank. Anytime our client is unable to satisfy a chargeback, we are responsible for that chargeback. We have a number of contractual protections and other means of recourse to mitigate those risks, including collateral or reserve accounts that we may require our clients to maintain for these types of contingencies. Nonetheless, if we are unable to collect the chargeback from the clients’ account or reserve account (if applicable), or if the client refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. We have established systems and procedures to detect and reduce the impact of business fraud, but these measures may not be effective, and incidents of fraud could increase in the future. During the year ended December 31, 2021, we believe our chargeback rate was less than 1% of payment volume. Any increase in chargebacks not paid by our clients could have a material adverse effect on our business, financial condition and results of operations.

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

As part of our program to reduce fraud losses, we may temporarily restrict the ability of clients to access certain processing deposits if those transactions or their account activity are identified by our anti-fraud models as suspicious. We could be sued by parties alleging that our restriction and investigation processes violate federal and state laws on consumer protection and unfair business practice. If we are unable to defend any such claim successfully, we could be required to restructure our anti-fraud processes in ways that could harm our business, and to pay substantial fines. Even if we are able to defend a claim successfully, the litigation could damage our reputation, consume substantial amounts of our management’s time and attention, and require us to change our client service and operations in ways that could increase our costs and decrease the effectiveness of our anti-fraud program.

We receive savings related to favorable pricing or incentives on certain interchange and other payment network fees. To the extent we cannot maintain such savings and cannot pass along any corresponding increases in such fees to our clients, our operating results and financial condition may be materially adversely affected.

We bear interchange, assessment, transaction and other fees set by the payment networks to the card issuing banks and the payment networks for each transaction we process as a merchant acquirer. Under certain circumstances, the payment networks afford us preferential rates or incentives with respect to such fees, which helps us to control our operating costs. From time to time, the payment networks increase the interchange fees and other fees that they charge payment processors and the sponsor banks. At their sole discretion, our sponsor banks have the right to pass any increases in interchange and other fees on to us, and they have consistently done so in the past. We are generally permitted under the contracts into which we enter with our clients, and in the past have been able to, pass these fee increases along to our clients through corresponding increases in our processing fees. However, if we are unable to pass through these and other fees in the future, or if the payment networks decline to offer us preferential rates or incentives on such fees as compared to those charged to other payment processors, our business, financial condition and results of operations could be materially adversely affected.

Our systems and those of our third-party providers may fail due to factors beyond our control, which could interrupt our service, resulting in our inability to process payments or provide ancillary services, loss of business, increase in costs and exposure to liability.

We depend on the efficient and uninterrupted operation of numerous systems, including our computer network systems, software, data centers and telecommunication networks, as well as the systems and services of our sponsor banks, the payment networks, third-party providers of processing services and other third parties. Our systems and operations, or those of our third-party providers, such as our provider of dial-up authorization services, or the payment networks themselves, could be exposed to damage or interruption from, among other things, hardware and software defects or malfunctions, telecommunications failure, computer denial-of-service and other cyberattacks, unauthorized entry, computer viruses or other malware, human error, natural disaster, power loss, acts of terrorism or sabotage, financial insolvency of such providers and similar events. These threats, and errors or delays in the processing of payment transactions, system outages or other difficulties, could result in failure to process transactions or provide ancillary services, additional operating and development costs, diversion of technical and other resources, loss of revenue, clients and software integration partners, loss of client and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities and fines and other sanctions imposed by payment networks. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

We rely on other service and technology providers. If such providers fail in or discontinue providing their services or technology to us, our ability to provide services to clients may be interrupted, and, as a result, our business, financial condition and results of operations could be adversely impacted.

We rely on third parties to provide or supplement card processing services and for infrastructure hosting services. We also rely on third parties for specific software and hardware used in providing our products and services. The termination by our service or technology providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with our clients and, if we cannot find alternate providers quickly, may cause those clients to terminate their relationships with us.

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

We are subject to economic and political risk, the business cycles of our clients and software integration partners and the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.

The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits, including natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics (such as the COVID-19 pandemic) and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks. A sustained deterioration in general economic conditions, particularly in the United States, continued uncertainty for an extended period of time, due to the COVID-19 pandemic or otherwise, or increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. If our clients make fewer sales of products and services using electronic payments, or consumers and businesses spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

The changes in the economy as a result of the COVID-19 pandemic has had and may continue to have various types of impact on our business.  See the risk factor entitled “The continued impact of the COVID-19 outbreak and the measures implemented to mitigate the spread of the virus on our business, results of operations and financial condition will depend on future developments, which are highly uncertain and largely without precedent.”

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks associated with providing payment processing solutions.

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor, manage and remediate our risks associated with providing payment processing solutions. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise inaccessible by us. In some cases, that information may not be accurate, complete or up-to-date. Additionally, our risk detection system is subject to a high degree of “false positive” risks being detected, which makes it difficult for us to identify real risks in a timely manner. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that materially increase our costs and limit our ability to grow and may cause us to lose existing clients.

We may not be able to continue to expand our share in our existing vertical markets or continue to expand into new vertical markets, which would inhibit our ability to grow and increase our profitability.

Our future growth and profitability depend, in part, upon our continued expansion within the vertical markets in which we currently operate, the emergence of other vertical markets for electronic payments and our integrated solutions, and our ability to penetrate new vertical markets and our current software integration partners’ client bases. As part of our strategy to expand into new vertical markets and increase our share in our existing vertical markets, we look for acquisition opportunities and partnerships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition or partnership candidates in the future, and if we do identify them, they may not provide us with the benefits we anticipated. In addition, our ability to continue to grow and profitably service clients in Canada is uncertain and will require additional resources and controls, and we may encounter unanticipated challenges.

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

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology, which is critical to our success, particularly in our strategic verticals where we may offer proprietary software solutions to our clients. Third parties have and in the future may challenge, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of service offerings or other competitive harm. Other parties, including our competitors, may independently develop similar technology and duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may be subject to termination or renegotiation with unfavorable terms to us, and our third-party licensors may be subject to bankruptcy, insolvency and other adverse business dynamics, any of which might affect our ability to use and exploit the products licensed to us by such third-party licensors. Additionally, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights and know-how, which is expensive, could cause a diversion of resources and may not prove successful. Also, because of the rapid pace of technological change in our industry, aspects of our business and our services rely on technologies developed or licensed by third parties, and we may not be able to obtain or retain licenses and technologies from these third parties on reasonable terms or at all. The loss of intellectual property protection or the inability to license or otherwise use third-party intellectual property could harm our business and ability to compete.

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

We depend on the ability and experience of a number of our key personnel who have substantial experience with our operations, the rapidly changing payment processing industry and the vertical markets in which we offer our products and services. Many of our key personnel have worked for us for a significant amount of time or were recruited by us specifically due to their experience. Our success depends in part upon the reputation and influence within the industry of our senior managers who have, over the years, developed long standing and favorable relationships with our software integration partners, vendors, card associations, sponsor banks and other payment processing and service providers. It is possible that the loss of the services of one or a combination of our senior executives or key managers could have a material adverse effect on our business, financial condition and results of operations. In addition, contractual obligations related to confidentiality assignment of intellectual property rights, non-solicitation and non-competition may be ineffective or unenforceable, and departing employees may share our proprietary information with competitors or seek to solicit our software integration partners or clients or recruit our key personnel to competing businesses in ways that could adversely impact us.

Further, in order for us to continue to successfully compete and grow, we must attract, recruit, develop and retain personnel who will provide us with the expertise we need. Our success also depends on the skill and experience of our sales force, which we must continuously work to maintain. While we have a number of key personnel who have substantial experience with our operations, we must also develop our personnel so that our personnel are capable of maintaining the continuity of our operations, supporting the development of new services and solutions, and expanding our client base. The market for qualified personnel is highly competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability.

We have been the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations which could have a material adverse effect on our business, financial condition or results of operations.

In the ordinary course of business, we are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations, including commercial disputes and employee claims, such as claims of age discrimination, sexual harassment, gender discrimination, immigration violations or other local, state and federal labor law violations, and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation and have an adverse impact on our relationships with our clients, software integration partners and other third parties and could lead to additional related claims. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our costs of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Furthermore, there is no guarantee that we will be successful in defending pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending or future claims, litigation or investigations could have a material adverse effect on our business, financial condition and results of operations.

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

•	the acquisition may have a material adverse effect on our business relationships with existing or future clients or software integration partners;

•	we may assume substantial actual or contingent liabilities, known and unknown;

•	the acquisition may not meet our expectations of future financial performance on our expected timeline or at all;

•	we may experience delays or reductions in realizing expected synergies or benefits;

•

we may incur substantial unanticipated costs or encounter other problems associated with the acquired business, including challenges associated with transfer of various data processing functions and connections to our systems and those of our third-party service providers;

•	we may be required to take write-downs or write-offs, restructuring and impairment or other charges;
•	we may be unable to achieve our intended objectives for the transaction; and

•	we may not be able to retain the key personnel, clients and suppliers of the acquired business.

These challenges and costs and expenses may adversely affect our business, financial condition and results of operations.

Risks Related to Regulation

We and our clients are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting our business, our clients’ businesses or the electronic payments industry, or our or our clients’ actual or perceived failure to comply with such obligations, may have an unfavorable impact on our business, financial condition and results of operations.

We and the clients we serve are subject to numerous federal and state regulations that affect the electronic payments industry. Regulation of our industry has increased significantly in recent years and is constantly evolving. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase our cost of doing business or affect the competitive balance. Failure to comply with regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties or fines. To the extent these regulations negatively impact the business, operations or financial condition of our clients, our business and results of operations could be materially and adversely affected because, among other matters, our clients could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. We could be required to invest a significant amount of time and resources to comply with additional regulations or oversight or to modify the manner in which we contract with or provide products and services to our clients; and those regulations could directly or indirectly limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones, to satisfy our client’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.

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

Many of our clients desire to impose a convenience fee or a surcharge in connection with their customers’ use of a credit or debit card or other form of electronic payment.  Various state laws and regulations impose prohibitions or other limitations on those types of fees or charges, and interpretation of those state laws and regulations is constantly evolving.  State laws and regulations (as well as any related modifications or changes in interpretation in the payment network rules related to those fees and costs) could negatively the willingness of some of our clients to accept credit or debit card or other electronic payment or result in less favorable terms to us in exchange for our clients to absorb those fees and costs, all of which would negatively affect our business.

Laws and regulations, even if not directed at us, may require us to take significant efforts to change our services and solutions and may require that we incur additional compliance costs and change how we price our products and services to our clients and software integration partners. Implementing new compliance efforts is difficult because of the complexity of new regulatory requirements, and we are devoting and will continue to devote significant resources to ensure compliance. Furthermore, regulatory actions may precipitate changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services, and which could materially adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with laws and regulations or evolving public perceptions of our business could damage our business or our reputation.

Depending on how our products and services evolve, we may be subject to a variety of additional laws and regulations, including those governing money transmission, gift cards and other prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, restrictions on foreign assets, gambling, banking and lending, and import and export restrictions.

Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In addition, to the extent we decide to offer our products and services in additional jurisdictions (for example, our expansion into Canada), we may incur additional compliance-related costs with respect to operating in such jurisdictions. Additionally, as our products and services evolve, and as regulators continue to increase their scrutiny of compliance with these obligations, we may be subject to a variety of additional laws and regulations, or we may be required to further revise or expand our compliance management system, including the procedures we use to verify the identity of our clients, their end customers, and to monitor transactions. If we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties, such as a cease and desist order, or we may be required to alter the nature or packaging of our services and solutions, any of which could adversely affect our business or operating results.

The businesses of many of our clients are strictly regulated in every jurisdiction in which they operate, and such regulations, and our clients’ failure to comply with them, could have an adverse effect on our clients’ businesses and, as a result, our results of operations.

A meaningful portion of our clients are consumer lenders that provide personal loans and automotive loans to consumers that have varying degrees of credit risk. The regulatory environment that these clients operate in is very complex because applicable regulations are often enacted by multiple agencies in the state and federal governments. For example, the CFPB previously proposed new rules applicable to such loans that could have an adverse effect on our clients’ businesses, and numerous state laws impose similar requirements. Such clients are also subject to negative public perceptions that their consumer lending activities constitute predatory or abusive lending to consumers, and concerns raised by consumer advocacy groups and government officials may lead to efforts to further regulate the industry in which many of our clients operate.

Similarly, our clients in the receivables management industry are typically subject to federal and state rules and regulations that establish specific requirements and procedures that debt collectors must follow when collecting consumer accounts.  The CFPB and the FTC devote substantial attention to debt collection activities, and, as a result, the CFPB and the FTC have brought multiple investigations and enforcement actions against debt collectors for violations of the FDCPA and other applicable laws. Continued regulatory scrutiny by the CFPB and the FTC over debt collection practices may result in additional investigations and enforcement actions against our clients in the receivables management industry.  The FDCPA also provides for private rights of action against debt collectors, and permits debtors to recover actual damages, statutory damages and attorneys’ fees and costs for violations of its terms.

The combination of these factors, and in particular any changes implemented at the CFPB under the Biden administration, could materially adversely affect the business of our clients and may force our consumer lender or receivables management clients to change their business models. As a result, we may need to be nimble and quickly respond to the evolving needs of the vertical markets that we serve.

If the business of our clients is materially adversely affected by the uncertainties described above and if we or our clients fail to respond to such changes in the industry in a timely manner, or if there are significant changes in such vertical markets that we do not anticipate, our business, financial condition and results of operations would be materially adversely affected.

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

We and many of our clients are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices and various state laws that are similar in scope and subject matter. In addition, provisions of the

Dodd-Frank Act that prohibit unfair, deceptive or abusive acts or practices, the Telemarketing Sales Act and other laws, rules and/or regulations, may directly impact the activities of certain of our clients, and in some cases may subject us, as the electronic payment processor or provider of payment settlement services, to investigations, fees, fines and disgorgement of funds if we are found to have improperly aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of a client through our services. Various federal and state regulatory enforcement agencies, including the FTC and state attorneys general have authority to take action against non-banks that engage in UDAAP, or violate other laws, rules and regulations. To the extent we are processing payments or providing products and services for a client suspected of violating such laws, rules and regulations, we may face enforcement actions and incur losses and liabilities that may adversely affect our business.

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

Further, we are obligated by our clients, sponsor banks and software integration partners to maintain the confidentiality and security of non-public consumer information that our clients and their end customers share with us. Our contracts may require periodic audits by independent parties regarding our compliance with applicable standards, and may permit our counterparties to audit our compliance with best practices established by regulatory guidelines with respect to confidentiality and security of non-public personal information. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract, grow and maintain business in the future, and any failure to do so could subject us to contractual liability, each of which could have a material effect on our business and results of operations.

If we fail to comply with these laws, regulations or contractual terms, or if we experience security breaches, we could face regulatory enforcement proceedings, suits for breach of contract and monetary liabilities. Additionally, any such failure could harm the relationships and reputation we depend on to retain existing clients and software integration partners and obtain new clients and software integration partners. If federal and state governmental bodies adopt more restrictive privacy laws in the future, our compliance costs could increase, and it could make our due diligence reviews and monitoring regarding the risk of our clients more difficult, complex and expensive. As our business grows, we may also be required to invest in a more substantive and complex compliance management system than the one we currently employ.

Changes in tax laws or their judicial or administrative interpretations, or becoming subject to additional U.S., state or local taxes that cannot be passed through to our clients, could negatively affect our business, financial condition and results of operations.

Our operations are subject to extensive tax liabilities, including federal and state and transactional taxes such as excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. Changes in tax laws or their judicial or administrative interpretations could decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and may have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities are subject to periodic audits by the applicable taxing authority which could increase our tax liabilities. Furthermore, companies in the payment processing industry, including us, may become subject to incremental taxation in various taxing jurisdictions. Taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass the tax expense through to our clients, our costs would increase and our net income would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Following the issuance of SEC guidance relating to warrant accounting, on April 30, 2021, our management and our audit committee concluded that, it was appropriate to restate certain of our previously issued financial statements. As part of such process, we identified a material weakness in our internal controls over financial reporting, which has since been remediated. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control, we have discovered in the past and may discover in the future material weaknesses or significant deficiencies in internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of such material weakness, the restatement described above, the change in accounting for warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal controls over financial reporting and the preparation of our financial statements. As of the date of this Form 10-K, we have no knowledge of any such litigation or dispute arising due to restatement or material weakness of our internal controls over financial reporting. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Indebtedness

Our level of indebtedness could adversely affect our ability to meet our obligations under our indebtedness, react to changes in the economy or our industry and to raise additional capital to fund operations.

On December 29, 2021, we increased our existing senior secured credit facilities to a $185.0 million revolving credit facility pursuant to an amendment to the revolving credit agreement with Truist Bank and certain other lenders (as amended, the “Amended Credit Agreement”). On January 19, 2021, we issued $440.0 million in aggregate principal amount of our 0.00% convertible senior notes due 2026 (the “2026 Notes”).  Our ability to service our obligations under our indebtedness, including the 2026 Notes and any indebtedness we may incur under the Amended Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive.

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

Our indebtedness under the Amended Credit Agreement bears interest at a variable rate, currently based on adjusted LIBOR. LIBOR is expected to be eliminated as a benchmark rate for commercial loans, and the Amended Credit Agreement provides for the replacement of LIBOR with an alternative benchmark rate, which may include term Secured Overnight Financing Rate (“SOFR”). The benchmark replacement may be higher than the adjusted LIBOR currently available under the Amended Credit Agreement, which could in turn increase our interest expense.  Any benchmark replacement may also include administrative and operational changes that affect our borrowing practices under the Amended Credit Agreement.

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

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as Accounting Standards Codification (“ASC”) 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2026 Notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2026 Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes. In August 2020, FASB published an Accounting Standards Update 2020-06, which we refer to as ASU 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for us for the fiscal year 2022, including interim periods within fiscal years. When effective, we expect the elimination of the separate accounting described above to reduce the interest expense that we expect to recognize for the 2026 Notes under current accounting principles.

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

Hawk Parent has outstanding an aggregate of 7,926,576 Post-Merger Repay Units as of February 22, 2022. Pursuant to the Exchange Agreement, Repay Unitholders have the right to elect to exchange such Post-Merger Repay Units into shares of our Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement. However, Hawk Parent may elect to settle such exchange in cash in lieu of delivering shares of our Class A common stock pursuant to the terms of the Exchange Agreement.

In addition, we have reserved a total of 7,326,728 shares of Class A common stock for issuance under our Repay Holdings Corporation Omnibus Incentive Plan (as amended, the “Incentive Plan.”). Of these shares, 1,948,253 shares of Class A common stock remain available for future issuance under the Incentive Plan as of February 22, 2022. To the extent such shares have vested or vest in the future (and settle into shares, in the case of restricted stock units), they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Historically, our Class A common stock has experienced substantial price volatility. For example, the closing price per share of our Class A common stock on The Nasdaq Capital Market ranged from a low of $16.05 to a high of $26.93 during the period from January 4, 2021 to December 31, 2021. This volatility could be the result of changes in our volumes, revenue, earnings and margins or general market and economic factors. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following table sets forth selected information concerning our principal facilities, as of December 31, 2021.

Location	Owned/Leased	Approximate Square Footage
Corporate Headquarters:
Atlanta, Georgia	Leased	8,700
Additional Facilities:
Atlanta, Georgia	Leased	13,300
Bedford, Texas	Leased	3,200
Bettendorf, IA	Leased	12,900
Chattanooga, Tennessee	Leased	1,000
Chicago, Illinois	Leased	1,700
The Colony, Texas	Leased	14,100
East Moline, Illinois	Leased	7,500
Ft. Worth, Texas	Leased	6,300
Mesa, Arizona	Leased	12,900
Middleton, Massachusetts	Leased	3,600
Tempe, Arizona	Leased	7,500
Sandy, Utah	Leased	5,200
Sarasota, Florida	Leased	8,900
Scottdale, Arizona	Leased	9,800
Toledo, Ohio	Leased	6,900

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock is traded on Nasdaq under the symbol “RPAY”. As of February 22, 2022, the closing price for our Class A common stock was $17.22.

Market price information regarding our Class V common stock and Post-Merger Repay Units is not provided because there is no public market for our Class V common stock or our Post-Merger Repay Units.

Holders

As of February 22, 2022, there were 12 holders of record of our Class A common stock, 24 holders of record of our Class V common stock and 24 holders of record of Post-Merger Repay Units (not including the Company). The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently do not intend to pay cash dividends in the foreseeable future.

Performance

The following graph compares the total shareholder return from July 17, 2018, the date on which our Class A common shares commenced trading on the Nasdaq, through December 31, 2021 of (i) our Class A common stock, (ii) the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor’s 500 Information Technology Index (“S&P Information Technology Index”). The stock performance graph and table assume an initial investment of $100 on July 17, 2018, and that all dividends of the S&P 500 Index and S&P Information Technology Index, were reinvested.

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

Comparison of Cumulative Total Return Since IPO
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
7/17/18
9/30/18
12/31/18
3/31/19
6/30/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
Repay Holdings Corporation
S&P 500 Index
S&P Information Technology Index

	Repay Holdings Corporation	S&P 500 Index	S&P Information Technology Index
July 17, 2018	$100.00	$100.00	$100.00
September 30, 2018	100.62	103.72	103.16
December 31, 2018	102.59	89.23	84.92
March 31, 2019	105.70	100.88	101.37
June 30, 2019	108.08	104.71	107.10
September 30, 2019	138.13	105.95	110.28
December 31, 2019	151.81	114.99	125.72
March 31, 2020	148.70	91.99	110.36
June 30, 2020	255.23	110.35	143.58
September 30, 2020	243.52	119.70	160.32
December 31, 2020	282.38	133.69	178.79
March 31, 2021	243.32	141.41	181.89
June 30, 2021	258.13	152.96	202.45
September 30, 2021	238.65	153.32	204.74
December 31, 2021	194.51	169.64	238.42

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the three months ended December 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
October 1-31, 2021	10,245	$21.57	—	$ —
November 1-30, 2021	40,940	19.29	—	—
December 1-31, 2021	3,188	17.51	—	—
Total	54,373	$19.61	—	$ —
(1)

During the three months ended December 31, 2021, pursuant to the Incentive Plan, we withheld 54,373 shares at an average price per share of $19.61 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read together with our audited consolidated financial statements and the related notes to those statements included under Item 8, hereof. For purposes of this section, "Repay", the “Company", "we", or "our" refer to (i) Hawk Parent Holdings, LLC and its subsidiaries ("Predecessor") for the period from January 1, 2019 through July 10, 2019 (each referred to herein as a "Predecessor Period") prior to the consummation of the Business Combination and (ii) Repay Holdings Corporation and its subsidiaries (the "Successor ") for the period from July 11, 2019 through December 31, 2019 (the "Successor Period"), the year ended December 31, 2020, and the year ended December 31, 2021 after the consummation of the Business Combination, unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding. The combined year ended December 31, 2019 represents the aggregated total of the Predecessor Period and Successor Period.

Cautionary Note Regarding Forward-Looking Statements

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.

Overview

We provide integrated payment processing solutions to industry-oriented markets in which clients have specific transaction processing needs. We refer to these markets as “vertical markets” or “verticals.” Our proprietary, integrated payment technology platform reduces the complexity of the electronic payments process for businesses, while enhancing their consumers’ overall experience. We are a payments innovator, differentiated by our proprietary, integrated payment technology platform and our ability to reduce the complexity of the electronic payments for businesses. We intend to continue to strategically target verticals where we believe our ability to tailor payment solutions to our client needs, our deep knowledge of our vertical markets and the embedded nature of our integrated payment solutions will drive strong growth by attracting new clients and fostering long-term client relationships.

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $20.5 billion of total card payment volume for the year ending December 31, 2021, and our year-over-year card payment volume growth was approximately 35%.

The ultimate impacts of the COVID-19 pandemic and related economic conditions on our results remain uncertain. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic continue to evolve and in ways that are difficult to fully anticipate. At this time, we cannot reasonably estimate the full impact of the pandemic on the Company, given the uncertainty over the duration and severity of the economic crisis. In addition, the impact of COVID-19 on our results in 2021 may not be necessarily indicative of its impact on our results in 2022.

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

Key Factors Affecting Our Business

Key factors that we believe impact our business, results of operations and financial condition include, but are not limited to, the following:

●	the dollar amount volume and the number of transactions that are processed by the clients that we currently serve;
●	our ability to attract new clients and onboard them as active processing clients;
●	our ability to (i) successfully integrate recent acquisitions and (ii) complete future acquisitions;
●	our ability to offer new and competitive payment technology solutions to our clients; and
●	general economic conditions and consumer finance trends.

Recent Acquisitions

On June 15, 2021, we completed the acquisition of BillingTree for approximately $505.8 million, consisting of approximately $277.5 million in cash from our balance sheet and approximately 10 million shares of newly issued Class A common stock, representing approximately 10% of the voting power of our outstanding shares of common stock at that time. See Note 5 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On June 22, 2021, we completed the acquisition of Kontrol LLC (“Kontrol”) for up to $10.5 million, of which approximately $7.4 million was paid at closing. The acquisition was financed with cash on hand. See Note 5 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On December 29, 2021, we completed the acquisition of Payix for up to $115.0 million, which includes $95.6 million paid at closing and up to $20.0 million in performance-based earnouts. The acquisition was financed with cash on hand and available revolver capacity.

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services are determined, based on the judgment of our management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. We believe our chargeback rate was less than 1% of our card payment volume, during the years ended December 31, 2021, 2020 and 2019.

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

Depreciation and amortization. Depreciation expense consists of depreciation on our investments in property, equipment and computer hardware. Depreciation expense is recognized on a straight-line basis over the estimated useful life of the asset. Amortization expense for software development costs and purchased software is recognized on the straight-line method over a three-year estimated useful life, between eight to ten years estimated useful life for client relationships and channel relationships, and between two to five years estimated useful life for non-compete agreements.

Interest expense. Prior to the closing of the Business Combination, interest expense consisted of interest in respect of our indebtedness under our Predecessor Credit Agreement (as defined below), which was terminated in connection with the closing of the Business Combination. In periods after the closing of the Business Combination, interest expense consists of interest in respect of our indebtedness under the Successor Credit Agreement (as defined below), which was entered into in connection with the Business Combination, and the Amended Credit Agreement, which replaced the Successor Credit Agreement in February 2021.

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

Results of Operations

	Successor			Predecessor
($ in thousands)	Year ended December 31, 2021	Year ended December 31, 2020	July 11, 2019 through December 31, 2019	January 1, 2019 through July 10, 2019
Revenue	$219,258	$155,036	$57,560	$47,043
Operating expenses
Costs of services	$55,484	41,447	15,657	10,216
Selling, general and administrative	120,053	87,302	45,758	51,201
Depreciation and amortization	89,692	60,807	23,757	6,223
Change in fair value of contingent consideration	5,846	(2,510)	—	—
Impairment loss	2,180	—	—	—
Total operating expenses	$273,255	$187,046	$85,172	$67,640
Loss from operations	$(53,997)	$(32,010)	$(27,612)	$(20,597)
Interest expense	(3,679)	(14,445)	(5,922)	(3,145)
Loss on extinguishment of debt	(5,941)	—	—	—
Change in fair value of warrant liabilities	—	(70,827)	(15,258)	—
Change in fair value of tax receivable liability	(14,109)	(12,439)	(1,638)	—
Other income (expense)	97	(3)	(1,380)	—
Other loss	(9,099)	—	—	—
Total other expense	(32,731)	(97,714)	(24,198)	(3,145)
Loss before income tax benefit	(86,728)	(129,724)	(51,810)	(23,742)
Income tax benefit	30,691	12,358	4,991	—
Net loss	$(56,037)	$(117,366)	$(46,819)	$(23,742)
Net loss attributable to non-controlling interests	(5,952)	(11,770)	(15,271)	—
Net loss attributable to the Company	$(50,085)	$(105,596)	$(31,548)	$(23,742)
Weighted-average shares of Class A common stock outstanding - basic and diluted	83,318,189	52,180,911	35,731,220
Loss per Class A share - basic and diluted	($0.60)	($2.02)	($0.88)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

Total revenue was $219.3 million for the year ended December 31, 2021 and $155.0 million for the year ended December 31, 2020, an increase of $64.3 million or 41.4%. This increase was the result of newly signed clients, the growth of our existing clients, as well as the acquisitions of BillingTree and Kontrol. For the year ended December 31, 2021, incremental revenues of approximately $42.7 million are attributable to BillingTree, Kontrol and Payix.

Costs of Services

Costs of services were $55.5 million for the year ended December 31, 2021 and $41.4 million for the year ended December 31, 2020, an increase of $14.1 million or 33.9%. For the year ended December 31, 2020, incremental costs of services of approximately $8.4 million are attributable to BillingTree, Kontrol and Payix.

Selling, General and Administrative

Selling, general and administrative expenses were $120.1 million for the year ended December 31, 2021 and $87.3 million for the year ended December 31, 2020, an increase of $32.8 million or 37.5%. This increase was primarily due to increased compensation expenses with general business growth and increased expenses relating to software and technological services.

Depreciation and Amortization

Depreciation and amortization expenses were $89.7 million for the year ended December 31, 2021 and $60.8 million for year ended December 31, 2020, an increase of $28.9 million or 47.5%. The increase was primarily due to depreciation and amortization of fixed assets and intangibles from the acquisitions of BillingTree and Kontrol.

Change in Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was $5.8 million for the year ended December 31, 2021, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of Ventanex, CPS, BillingTree and Kontrol.

Impairment Loss

We incurred an impairment loss of $2.2 million for the year ended December 31, 2021, due to trade names write-offs related to TriSource, APS, Ventanex, cPayPlus and CPS.

Interest Expense

Interest expense was $3.7 million for the year ended December 31, 2021 and $14.4 million for the year ended December 31, 2020, a decrease of $10.7 million or 74.5%. This decrease was due to a lower average outstanding principal balance under our Amended Credit Agreement as compared to the average outstanding principal balance under the Successor Credit Agreement.

Loss on Extinguishment of Debt

We incurred a loss of $5.9 million on extinguishment of debt for the year ended December 31, 2021, due to the termination in full of all outstanding Delayed Draw Term Loan commitments under the Successor Credit Agreement.

Change in Fair Value of Warrant Liabilities

We incurred a change in the fair value of warrant liabilities of $70.8 million for the year ended December 31, 2020, which was due to the mark-to-market valuation adjustments related to the increase in the publicly listed trading price of our stock. In July 2020, we completed the redemption of all of our outstanding warrants.

Change in Fair Value of Tax Receivable Liability

We incurred a change in the fair value of the tax receivable liability of $14.1 million for the year ended December 31, 2021 compared to $12.4 million for the year ended December 31, 2020, an increase of $1.7 million. This increase was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate used to determine the fair value of the liability, as well as final adjustments related to the value of the 2020 exchanges of Post-Merger Repay Units.

Other Loss

We incurred a loss of $9.1 million on the settlement of interest rate swaps and disposal of property and equipment for the year ended December 31, 2021.

Income Tax Benefit

The income tax benefit was $30.7 million for the year ended December 31, 2021 and $12.4 million for year ended December 31, 2020, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent. This was a result of the operating loss incurred by the Company, primarily driven by stock-based compensation deductions, the amortization of assets acquired in the Business Combination and prior acquisitions, the write-off of deferred debt issuance costs and the loss recognized as part of the settlement of interest rate swaps, in addition to, the state rate change impact on deferred taxes.

For results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, see Part II, Item 7 of our 2020 Form 10-K, as amended, which is incorporated herein by reference.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that our management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on extinguishment of debt, loss on termination of interest rate hedge, non-cash change in fair value of warrant liabilities, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, management fees, employee recruiting costs, other taxes, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on extinguishment of debt, loss on termination of interest rate hedge, non-cash change in fair value of warrant liabilities, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, management fees, employee recruiting costs, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the Successor Period from July 11, 2019 to December 31, 2019, the year ended December 31, 2020, and the year ended December 31, 2021 (excluding certain shares that were subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the years ended December 31, 2021, 2020, and 2019. Due to the Predecessor and Successor periods, for the convenience of readers, we have presented the year ended December 31, 2019 on both a Predecessor and Successor basis and a combined basis (reflecting simple arithmetic combination of the GAAP Predecessor and Successor periods with adjustments) in order to present a meaningful comparison against the corresponding periods.

Beginning with the quarter ended December 31, 2021, we changed our method of calculating Adjusted EBITDA and Adjusted Net Income by removing the adjustment related to legacy commission restructuring charges and their tax effects. Our Adjusted EBITDA and Adjusted Net Income for the years ended December 31, 2020 and 2019 were also adjusted to conform to the current presentation, resulting in reductions in the Adjusted EBITDA and Adjusted Net Income. The presentation for Adjusted EBITDA and Adjusted Net Income for all periods presented have been recast to reflect these changes and a reconciliation between the revised and previous definitions of Adjusted EBITDA and Adjusted Net Income have been provided within the tables below.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

	Successor	Successor	Successor	Predecessor
($ in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020 (k)	July 11, 2019 through December 31, 2019	January 1, 2019 through July 10, 2019	Combined (k)
Revenue	$219,258	$155,036	$57,560	$47,043	$104,603
Operating expenses
Costs of services	55,484	41,447	15,657	10,216	25,873
Selling, general and administrative	120,053	87,302	45,758	51,201	96,959
Depreciation and amortization	89,692	60,807	23,757	6,223	29,980
Change in fair value of contingent consideration	5,846	(2,510)	—	—	—
Impairment loss	2,180	—	—	—	—
Total operating expenses	$273,255	$187,046	$85,172	$67,640	$152,812
Loss from operations	$(53,997)	$(32,010)	$(27,612)	$(20,597)	$(48,209)
Other (expense) income
Interest expense	(3,679)	(14,445)	(5,922)	(3,145)	(9,067)
Loss on extinguishment of debt	(5,941)	—	—	—	—
Change in fair value of warrant liabilities	—	(70,827)	(15,258)	—	(15,258)
Change in fair value of tax receivable liability	(14,109)	(12,439)	(1,638)	—	(1,638)
Other income (expense)	97	(3)	(1,380)	—	(1,380)
Other loss	(9,099)	—	—	—	—
Total other expense	(32,731)	(97,714)	(24,198)	(3,145)	(27,343)
Loss before income tax benefit	(86,728)	(129,724)	(51,810)	(23,742)	(75,552)
Income tax benefit	30,691	12,358	4,991	—	4,991
Net loss	$(56,037)	$(117,366)	$(46,819)	$(23,742)	$(70,561)

Add:
Interest expense	3,679	14,445			9,067
Depreciation and amortization (a)	89,692	60,807			29,980
Income tax benefit	(30,691)	(12,358)			(4,991)
EBITDA	$6,643	$(54,472)			$(36,505)

Loss on extinguishment of debt (l)	5,941	—			1,380
Loss on termination of interest rate hedge (m)	9,080	—			—
Non-cash change in fair value of warrant liabilities (n)	—	70,827			15,258
Non-cash change in fair value of contingent consideration (b)	5,846	(2,510)			—
Non-cash change in fair value of assets and liabilities (c)	14,109	12,439			1,638
Share-based compensation expense (d)	22,311	19,446			22,922
Transaction expenses (e)	19,250	10,924			40,126
Management fees (t)	—	—			211
Employee recruiting costs (f)	612	214			51
Other taxes (g)	977	426			226
Restructuring and other strategic initiative costs (h)	4,578	1,103			352
Other non-recurring charges (i)	3,853	1,154			215
Adjusted EBITDA, revised definition	$93,200	$59,551			$45,875

Revised definition no longer adjusts for:
Commission restructuring charges (j)	2,527	8,614			2,557
Adjusted EBITDA, previous definition	$95,727	$68,165			$48,432

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

	Successor	Successor	Successor	Predecessor
($ in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020 (k)	July 11, 2019 through December 31, 2019	January 1, 2019 through July 10, 2019	Combined (k)
Revenue	$219,258	$155,036	$57,560	$47,043	$104,603
Operating expenses
Costs of services	55,484	41,447	15,657	10,216	25,873
Selling, general and administrative	120,053	87,302	45,758	51,201	96,959
Depreciation and amortization	89,692	60,807	23,757	6,223	29,980
Change in fair value of contingent consideration	5,846	(2,510)	—	—	—
Impairment loss	2,180	—	—	—	—
Total operating expenses	$273,255	$187,046	$85,172	$67,640	$152,812
Loss from operations	$(53,997)	$(32,010)	$(27,612)	$(20,597)	$(48,209)
Other (expense) income
Interest expense	(3,679)	(14,445)	(5,922)	(3,145)	(9,067)
Loss on extinguishment of debt	(5,941)	—	—	—	—
Change in fair value of warrant liabilities	—	(70,827)	(15,258)	—	(15,258)
Change in fair value of tax receivable liability	(14,109)	(12,439)	(1,638)	—	(1,638)
Other income (expense)	97	(3)	(1,380)	—	(1,380)
Other loss	(9,099)	—	—	—	—
Total other expense	(32,731)	(97,714)	(24,198)	(3,145)	(27,343)
Loss before income tax benefit	(86,728)	(129,724)	(51,810)	(23,742)	(75,552)
Income tax benefit	30,691	12,358	4,991	—	4,991
Net loss	$(56,037)	$(117,366)	$(46,819)	$(23,742)	$(70,561)

Add:
Amortization of acquisition-related intangibles (o)	79,932	52,126			25,329
Loss on extinguishment of debt (l)	5,941	—			1,380
Loss on extinguishment of interest rate hedge (m)	9,080	—			—
Non-cash change in fair value of warrant liabilities (n)	—	70,827			15,258
Non-cash change in fair value of contingent consideration (b)	5,846	(2,510)			—
Non-cash change in fair value of assets and liabilities (c)	14,109	12,439			1,638
Share-based compensation expense (d)	22,311	19,446			22,922
Transaction expenses (e)	19,250	10,924			40,126
Management fees (t)	—	—			211
Employee recruiting costs (f)	612	214			51
Restructuring and other strategic initiative costs (h)	4,578	1,103			352
Other non-recurring charges(i)	3,853	1,154			215
Non-cash interest expense (p)	2,536	—			—
Pro forma taxes at effective rate (q)	(38,998)	(11,813)			(1,602)
Adjusted Net Income, revised definition	$73,013	$36,544			$35,319

Shares of Class A common stock outstanding (on an as-converted basis) (r)	91,264,512	73,373,106			59,721,429
Adjusted Net Income per share, revised definition	$0.80	$0.50			$0.59

Revised definition no longer adjusts for:
Commission restructuring charges (j)	2,527	8,614			2,557
Change in tax effect of adjustment (s)	(571)	(1,413)			(88)
Adjusted Net Income, previous definition	$74,969	$43,745			$37,788
Adjusted Net Income per share, previous definition	$0.82	$0.60			$0.63
(a)	See footnote (p) for details on our amortization and depreciation expenses.
(b)	Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(c)	Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(d)

Represents compensation expense associated with equity compensation plans, totaling $22,311,251 for the year ended December 31, 2021, $19,445,800 for the year ended December 31, 2020, $22,013,287 as a result of new grants made in the Successor Period from July 11, 2019 to December 31, 2019, and $908,978 for the period from January 1, 2019 to July 10, 2019.

(e)

Primarily consists of (i) during the year ended December 31, 2021, professional service fees and other costs incurred in connection with the acquisitions of Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix, as well as professional service expenses related to the January 2021 equity and convertible notes offerings, (ii) during the year ended December 31, 2020, professional service fees and other costs incurred in connection with the acquisition of CPS, and additional transaction expenses incurred in connection with the Business Combination and the acquisitions of TriSource, APS, Ventanex and cPayPlus, as well as professional service expenses related to the June and September 2020 equity offerings, (iii) during the period from July 11 2019 to December 31, 2019, professional service fees and other costs in connection with the Business Combination, the acquisitions of TriSource and APS, and (iv) during the period from January 1, 2019 to July 10, 2019, professional service fees and other costs in connection with the Business Combination.

(f)	Represents payments made to third-party recruiters in connection with a significant expansion of our personnel, which Repay expects will become more moderate in subsequent periods.
(g)	Reflects franchise taxes and other non-income based taxes.
(h)

Reflects consulting fees related to our processing services and other operational improvements, including restructuring and integration activities related to our acquired businesses, that were not in the ordinary course during the years ended December 31, 2021, 2020, and 2019. Additionally, one-time expenses related to the creation of a new entity in connection with equity arrangements for the members of Hawk Parent in connection with the Business Combination are reflected in the year ended December 31, 2019.

(i)

For the year ended December 31, 2021, reflects extraordinary refunds to clients and other payments related to COVID-19, trade names impairment, non-cash rent expense and loss on disposal of fixed assets. For the year ended December 31, 2020, reflects expenses incurred related to one-time accounting system and compensation plan implementation related to becoming a public company, as well as extraordinary refunds to clients and other payments related to COVID-19. For the year ended December 31, 2019, reflects expenses incurred related to other one-time legal and compliance matters, as well as a one-time credit issued to a client which was not in the ordinary course of business.

(j) Represents fully discretionary charges incurred to restructure certain sales representatives’ commission arrangements, by making a one-time payment to the representative to buy out the right to receive future monthly commission payments associated with a portfolio of client contracts. Beginning the quarter ended December 31, 2021, we changed our method of calculating Adjusted EBITDA and Adjusted Net Income by removing the adjustment related to legacy commission restructuring charges.

(k)

Does not include adjustments of $32.6 million and $15.4 million for the year ended December 31, 2020 and 2019, respectively, which were presented as pro forma adjustments in previously filed annual reports, for incremental depreciation and amortization recorded due to fair-value adjustments for Hawk Parent under ASC 805 as a result of Business Combination.

(l)	Reflects write-offs of debt issuance costs relating to Hawk Parent’s term loans.
(m)	Reflects realized loss of our interest rate hedging arrangement which terminated in conjunction with the repayment of Term Loans.
(n)	Reflects the mark-to-market fair value adjustments of the warrant liabilities.
(o)

For the year ended December 31, 2021, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix. For the year ended December 31, 2020 reflects (i) amortization of the client relationships intangibles acquired through Hawk Parent’s acquisitions of PaidSuite and Paymaxx during the year ended December 31, 2017 and the recapitalization transaction in 2016, through which Hawk Parent was formed in connection with the acquisition of a majority interest in Repay Holdings, LLC by certain investment funds sponsored by, or affiliated with, Corsair, (ii) client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and (iii) client relationships, non-compete agreement, and software intangibles acquired through Repay Holdings, LLC’s acquisitions of TriSource, APS, Ventanex, cPayPlus and CPS. For the year ended December 31, 2019, reflects amortization of client relationships intangibles acquired through Hawk Parent’s acquisitions and the 2016 Recapitalization transaction and the acquisition of TriSource and APS. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Year ended December 31,
($ in thousands)	2021	2020	2019
Acquisition-related intangibles	$79,932	$52,126	$25,329
Software	8,464	7,467	3,895
Reseller buyouts	—	58	58
Amortization	$88,396	$59,651	$29,282
Depreciation	1,296	1,156	698
Total Depreciation and amortization (1)	$89,692	$60,807	$29,980

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
(q)

Represents pro forma income tax adjustment effect associated with items adjusted above and the tax effect adjustment of removing legacy commission restructuring charges for the years ended December 31, 2021 and 2020, and the period from July 11, 2019 to December 31, 2019 (reflected in the “Combined” 2019 column above). Beginning the quarter ended December 31, 2021, we changed our method of calculating Adjusted EBITDA and Adjusted Net Income by removing the adjustment related to legacy commission restructuring charges and their tax effects.

(r)

Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the years ended December 31, 2021 and 2020, and the period from July 11, 2019 to December 31, 2019. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Year Ended December 31,		July 11, 2019 through
	2021	2020	December 31, 2019
Weighted average shares of Class A common stock outstanding - basic	83,318,189	52,180,911	35,731,220
Add: Non-controlling interests Weighted average Post-Merger Repay Units exchangeable for Class A common stock	7,946,323	21,192,195	23,990,209
Shares of Class A common stock outstanding (on an as-converted basis)	91,264,512	73,373,106	59,721,429
(s)

Represents tax effect adjustment of legacy commission restructuring charges. Beginning the quarter ended December 31, 2021, we changed our method of calculating Adjusted EBITDA and Adjusted Net Income by removing the adjustment related to legacy commission restructuring charges and their tax effects.

(t)	Reflects management fees paid to Corsair Investments, L.P. pursuant to the management agreement, which terminated upon the completion of the Business Combination.

Adjusted EBITDA, revised definition for the years ended December 31, 2021 and 2020 was $93.2 million and $59.6 million, respectively, representing a 56.5% year-over-year increase. Adjusted Net Income, revised definition for the years ended December 31, 2021 and 2020 was $73.0 million and $36.5 million, respectively, representing a 100.0% year-over-year increase. Our net loss attributable to the Company for the years ended December 31, 2021 and 2020 was $50.1 million and $105.6 million, respectively, representing a 52.6% year-over-year decrease.

These increases in Adjusted EBITDA, revised definition and Adjusted Net Income, revised definition for the year ended December 31, 2021 were primarily due to the organic growth of our business, along with contributions from acquisitions. The decreases in net loss attributable to the Company for the year ended December 31, 2021 were primarily due to the change in fair value of warrant liabilities which occurred in 2020.

For discussion on Adjusted EBITDA, Adjusted Net income, and net income (loss) attributable to the Company for the year ended December 31, 2020 compared to the year ended December 31, 2019, see Part II, Item 7 of the Company’s 2020 Form 10-K, as amended.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. We also finance our operations through proceeds from the issuance of our Class A common stock in June 2020 and our January 2021 convertible notes offering. As of December 31, 2021, we had $50.0 million of cash and cash equivalents and available borrowing capacity of $165.0 million under the Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $26.3 million as of December 31, 2021. In February 2021, we used a portion of the proceeds from the January 2021 convertible notes offering to prepay in full the entire principal amount of the term loans then outstanding under the Successor Credit Agreement and also terminated in full all delayed draw term loan commitments then outstanding.  At that time, we also amended and restated the Successor Credit Agreement and entered into the Amended Credit Agreement, which established a $125.0 million senior secured revolving credit facility in favor of Hawk Parent. In December 2021, we increased our existing senior secured credit facilities by $60.0 million to a $185.0 million revolving credit facility pursuant to an amendment to the Amended Credit Agreement.

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

We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including Hawk Parent, which distributions may be restricted by law or contractual agreements, including agreements governing their indebtedness. For a discussion of those considerations and restrictions, refer to Part II, Item 1A “Risk Factors - Risks Related to Our Class A Common Stock.”

As of December 31, 2021, our material contractual obligations primarily consist of operating leases liabilities and contingent considerations. See Note 5. Business Combinations and Note 12. Commitments and Contingencies to the financial statements in Item 8 of this Annual Report on Form 10-K for more information related to contingent considerations and operating leases liabilities, respectively. Contingent considerations are associated with the acquisitions of Ventanex, CPS, Kontrol, and Payix, which include approximately $17.0 million due within the next twelve months. Based on our current lease terms, $2.4 million of operating lease liabilities are due within the next twelve months, and the remaining lease liabilities are due within the next 7 years. We believe the cash flows from operations and available borrowing capacity from our existing revolving credit facility will be sufficient to satisfy our cash requirement for the next twelve months.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Successor			Predecessor
($ in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020	July 11, 2019 through December 31, 2019	January 1, 2019 through July 10, 2019
Net cash provided by operating activities	$53,330	$28,487	$12,936	$8,350
Net cash used in investing activities	(397,335)	(145,980)	(335,084)	(4,046)
Net cash provided by (used in) financing activities	313,840	186,097	360,049	(9,355)

Cash Flow from Operating Activities

Net cash provided by operating activities was $53.3 million for the year ended December 31, 2021.

Net cash provided by operating activities was $28.5 million for the year ended December 31, 2020.

Net cash provided by operating activities was $12.9 million from July 11, 2019 to December 31, 2019.

Net cash provided by operating activities was $8.4 million from January 1, 2019 to July 10, 2019.

Cash provided by operating activities for the years ended December 31, 2021 and 2020, the period from July 11, 2019 to December 31, 2019, and the period from January 1, 2019 to July 10, 2019, reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $397.3 million for the year ended December 31, 2021, due to the acquisitions of BillingTree, Kontrol and Payix, as well as the capitalization of software development activities.

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

Cash Flow from Financing Activities

Net cash provided by financing activities was $313.8 million for the year ended December 31, 2021, due to proceeds from the issuance of new shares in the Equity Offering, and proceeds from the 2026 Notes, offset by repayment of the outstanding revolver balance related to the Successor Credit Agreement, repayments of the Term Loan principal balance under the Successor Credit Agreement and the cPayPlus earnout payment.

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

In December 2021, we increased our existing senior secured credit facilities by $60.0 million to a $185.0 million revolving credit facility pursuant to an amendment to the Amended Credit Agreement. We currently expect that we will remain in compliance with the restrictive financial covenants of the Amended Credit Agreement, prospectively.

As of December 31, 2021, the Amended Credit Agreement provides for a revolving credit facility of $185.0 million. As of December 31, 2021, we had $20.0 million drawn against the revolving credit facility at a variable interest rate of 2.25% plus 1-month LIBOR due 2026. We paid $0.4 million and $0.2 million in fees related to unused commitments for the years ended December 31, 2021 and 2020, respectively. See Note 10. Borrowings to the financial statements in Item 8 of this Annual Report on Form 10-K for more information.

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

As of December 31, 2021, we had convertible senior debt outstanding of $429.3 million, net of deferred issuance costs, under the 2026 Notes, and revolving credit facility debt outstanding of $19.2 million, net of deferred issuance costs, under the Amended Credit Agreement. We were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants prospectively.

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

Under the terms of the TRA, we may elect to terminate the TRA early but will be required to make an immediate payment equal to the present value of the anticipated future cash tax savings. As a result, the associated liability reported on our consolidated financial statements may be increased. We expect that the payment obligations of the Company required under the TRA will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Post-Merger Repay Units, the price of our Class A common stock at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future, the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest. We expect to fund the payment of the amounts due under the TRA out of the cash savings that we actually realize in respect of the attributes to which the TRA relates. However, the payments required to be made could be in excess of the actual tax benefits that we realize and there can be no assurance that we will be able to finance our obligations under the TRA.

Critical Accounting Policies and Estimates

Recently Issued Accounting Standards

For information related to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies, to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported consolidated statements of operations during the reporting period. We base our estimates and judgments on historical experience and available relevant information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. Accounting policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods. Subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting estimates during the year ended December 31, 2021.

Revenue Recognition

The consideration to be received in our contracts with clients consists of variable consideration where the timing and quantity of transactions to be processed is not determinable at contract inception. Our performance obligation in our contracts with clients is the promise to stand-ready to provide front-end authorization and back-end settlement payment processing services ("processing services") for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the client’s use (e.g., number of transactions submitted and processed) of the related processing services. Accordingly, the total transaction price is variable. These services are stand-ready obligations, as the timing and quantity of transactions to be processed is not determinable.

The transaction price for such processing services are determined, based on the judgment of our management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients.

We follow the requirements of ASC 606-10-55-36 through -40, Revenue from Contracts with Customers, Principal Agent Considerations, in determining the gross versus net revenue recognition for performance obligation(s) in the contract with a client.

The principal versus agent evaluation is matter of judgment that depends on the facts and circumstances of the arrangement and is dependent on whether we control the good or service before it is transferred to the client or whether we are acting as an agent of a third party. This evaluation is performed separately for each performance obligation identified.

Business Combinations

We account for business combinations using the acquisition method of accounting. Under the acquisition method, the consolidated financial statements reflect the operations of an acquired business starting from the closing date of the acquisition.

All assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. We allocate the purchase price of an acquired business to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. Contingent consideration, if any, is included within the purchase price and is recognized at its fair value on the acquisition date. The application of the acquisition method of accounting for business combinations and determination of fair value requires management to make judgments and may involve the use of significant estimates, including assumptions related to estimated future revenues, growth rates, cash flows, and discount rates, among other items. Management generally evaluates fair value at acquisition using three valuation techniques - the replacement cost, market and income methods - and weights the valuation methods based on what is most appropriate in the circumstances. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective. Management also typically utilizes third party valuation specialists to assist in the determination of the fair value of assets acquired and liabilities assumed. Fair value estimates are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. If the actual results differ from the estimates and judgments used, the amounts recorded in the consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill as discussed in the “Impairment” section below. The determination of fair value is considered a critical accounting estimate because the valuation techniques mentioned use significant estimates and assumptions, including projected future revenues, the expected economic life of the asset, tax rates and a discount rate that reflects the level of risk associated with the future earnings attributable to the asset.

During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.

Impairment

We review goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit or indefinite-lived asset exceeds its carrying value, a quantitative test is performed. Under the quantitative test, we compare the carrying value of the reporting unit or indefinite-lived intangible asset to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying value exceeds its fair value, we record an impairment charge equal to the excess of the carrying value over the related fair value. The assumptions used in such valuations such as projected future cash flows, discount rates, growth rates, and determination of appropriate market comparables and recent transactions, are subject to volatility and may differ from actual results. Under a qualitative assessment, we assess various factors including industry and market conditions, macroeconomic conditions and performance of our businesses.

We review other long-lived assets, including ROU assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or an asset group may not be recoverable. In evaluating long-lived assets for recoverability, we estimate the future cash flows at the individual asset or asset group level. Impairment losses are measured and recorded for the excess of an asset's carrying value over its fair value. To determine the fair value of long-lived assets, included ROU assets, we utilize the valuation technique or techniques deemed most appropriate based on the nature of the asset or asset group, which may include the use of quoted market prices, prices for similar assets or other valuation techniques such as discounted future cash flows or earnings.

The determination of fair value is considered a critical accounting estimate because the valuation techniques mentioned use significant estimates and assumptions, including projected future cash flows, discount rates and growth rates.

Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to net operating losses, tax credits, and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, which will result in taxable or deductible amounts in the future. Our income tax expense/benefit, deferred tax assets and tax receivable liability reflect management’s best assessment of estimated current and future taxes. Significant judgments and estimates are required in determining the consolidated income tax expense/benefits, deferred tax assets and tax receivable agreement liability. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and results of recent operations. Estimating future taxable income is inherently uncertain, requires judgment and is consistent with estimates we are using to manage our business. If we determine in the future that we will not be able to fully utilize all or part of the deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made.

We record the TRA liability at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Post-Merger Repay Unit holders. These inputs are not observable in the market. Therefore, in estimating fair value, management uses a discount rate, also referred to as the early termination rate, to determine the present value based on a risk-free rate plus a spread pursuant to the TRA. A significant increase or decrease in the discount rate could result in a lower or higher balance, respectively, as of the measurement date.

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

As of December 31, 2021, we had convertible senior debt of $429.3 million, net of deferred issuance costs, and revolver borrowings of $19.2 million, net of deferred issuance costs, outstanding under the respective credit agreements. As of December 31, 2020, we had term loan borrowings of $256.7 million, and revolver borrowings of $0.0 million outstanding under the respective credit agreements. The borrowings accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted LIBOR rate plus a margin of 2.50% to 3.50% under the Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the respective agreements governing the Amended Credit Agreement.

In October 2019, we entered into a $140.0 million notional interest rate swap agreement, and in February 2020, we entered into a $30.0 million notional interest rate swap agreement, then a revised notional amount of $65.0 million beginning on September 30, 2020. These interest rate swap agreements reduce a portion of our exposure to market interest rate risk on certain of our variable-rate debt as discussed in Item II, Part 8, Note 11, “Derivatives." These interest rate swaps effectively converted $205.0 million of the outstanding term loan into to fixed rate payments for 57 months and 60 months, respectively. A 1.0% increase or decrease in the interest rate applicable to such borrowings under the Successor Credit Agreement would have increased or decreased cash interest expense on our indebtedness by approximately $1.0 million per annum and $1.0 million per annum, for the year ended December 31, 2020, respectively. Both interest rate swaps were settled in January 2021.

We may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures.

In July 2017, the U.K. Financial Conduct Authority announced its intention to phase out LIBOR rates by the end of 2021. The deadline has been mostly extended and most U.S. dollar-denominated LIBOR maturity tenors will continue to be published until June 30, 2023. It is not possible to predict the effect of any changes in the methods by which the LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Such developments may cause LIBOR to perform differently than in the past, including sudden or prolonged increases or decreases in LIBOR, or cease to exist, resulting in the application of a successor base rate under the Amended Credit Agreement, which in turn could have unpredictable effects on our interest payment obligations under the Amended Credit Agreement.

Foreign Currency Exchange Rate Risk

Invoices for our services are denominated in U.S. dollars and Canadian dollars. We do not expect our future operating results to be significantly affected by foreign currency transaction risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Financial Statements

Reports of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	57

Consolidated Balance Sheets as of December 31, 2021 and 2020	61

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, and the periods ended December 31, 2019 and July 10, 2019	62

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020, and the periods ended December 31, 2019 and July 10, 2019	63

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020, the periods ended December 31, 2019 and July 10, 2019	64

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and the periods ended December 31, 2019 and July 10, 2019	65

Notes to Consolidated Financial Statements	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Repay Holdings Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company” or “Successor”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows of the Successor and Hawk Parent Holdings LLC (“Predecessor”) for the years ended December 31, 2021 and 2020 (Successor), and the periods from July 11, 2019 to December 31, 2019 (Successor) and January 1, 2019 to July 10, 2019 (Predecessor), and the related notes  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020 (Successor), and the periods from July 11, 2019 to December 31, 2019 (Successor) and January 1, 2019 to July 10, 2019 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2022 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described further in Note 2 to the consolidated financial statements, the Company’s revenue primarily consists of transaction-based fees from payment processing services that are made up of a significant volume of low-dollar transactions, sourced from multiple systems, platforms, and applications. The processing of such transactions and recording of revenue is system-driven and based on contractual terms with merchants, financial institutions, payment networks, and other parties.  Because of the nature of the payment processing services, the Company relies on automated systems and third parties to process and record its revenue transactions.

The principal consideration for our determination that the complexity of revenue recognition is a critical audit matter is the increased extent of effort and involvement of professionals with specialized skills in information technology (IT) to identify, test, and evaluate the Company’s systems and automated controls.

Our audit procedures relating to revenue recognized during the year ended December 31, 2021 included the following, among others:

•	With the assistance of our IT professionals, we:
o

Identified the significant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.

o	Tested system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.
•	We tested internal controls within the relevant revenue business processes, including those in place to reconcile the various reports extracted from the IT systems to the Company’s general ledger.
•

For a sample of revenue transactions, we tested selected transactions by agreeing the inputs to the calculation of revenue recognized to source documents, including merchant contracts and processor reports and testing the mathematical accuracy of the recorded revenue.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Atlanta, Georgia

March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Repay Holdings Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of BT Intermediate, LLC (“BillingTree”), Kontrol LLC (“Kontrol”) and Payix Holdings Incorporated (“Payix”), wholly-owned subsidiaries, which constituted 4.0 percent of total assets (excluding goodwill and intangible assets related to the acquisitions which are a part of the Company’s existing control environment) and 15.2 percent of revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, BillingTree, Kontrol and Payix were each acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of BillingTree, Kontrol and Payix.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 1, 2022

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$50,048,657	$91,129,888
Accounts receivable	33,235,745	21,310,724
Prepaid expenses and other	12,427,032	6,925,115
Total current assets	95,711,434	119,365,727

Property, plant and equipment, net	3,801,199	1,628,439
Restricted cash	26,291,269	15,374,846
Intangible assets, net	577,693,902	369,227,138
Goodwill	824,081,632	458,970,255
Operating lease right-of-use assets, net	10,499,751	10,074,506
Deferred tax assets	145,259,883	135,337,229
Other assets	2,499,996	—
Total noncurrent assets	1,590,127,632	990,612,413
Total assets	$1,685,839,066	$1,109,978,140

Liabilities
Accounts payable	$20,082,651	$11,879,638
Related party payable	17,394,125	15,811,597
Accrued expenses	26,819,083	19,216,258
Current maturities of long-term debt	—	6,760,650
Current operating lease liabilities	1,990,416	1,527,224
Current tax receivable agreement	24,495,556	10,240,310
Other current liabilities	1,565,931	—
Total current liabilities	92,347,762	65,435,677

Long-term debt, net of current maturities	448,484,696	249,952,746
Noncurrent operating lease liabilities	9,090,867	8,836,655
Tax receivable agreement, net of current portion	221,332,863	218,987,795
Other liabilities	1,547,087	10,583,196
Total noncurrent liabilities	680,455,513	488,360,392
Total liabilities	$772,803,275	$553,796,069

Commitments and contingencies (Note 12)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized, and 88,502,621 and 71,244,682 issued and outstanding as of December 31, 2021 and 2020, respectively	8,850	7,125
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Additional paid-in capital	1,100,012,082	691,675,072
Accumulated other comprehensive loss	(2,205)	(6,436,763)
Accumulated deficit	(226,015,886)	(175,931,713)
Total Repay stockholders' equity	874,002,841	509,313,721
Non-controlling interests	39,032,950	46,868,350
Total equity	$913,035,791	$556,182,071
Total liabilities and equity	$1,685,839,066	$1,109,978,140

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

	Year Ended December 31, 2021	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019
	(Successor)			(Predecessor)
Revenue	$219,258,038	$155,035,943	$57,560,470	$47,042,917
Operating Expenses
Costs of services	55,483,804	41,447,056	15,656,730	10,216,079
Selling, general and administrative	120,052,895	87,301,814	45,758,335	51,201,322
Depreciation and amortization	89,691,707	60,806,659	23,756,888	6,222,917
Change in fair value of contingent consideration	5,845,626	(2,510,000)	—	—
Impairment loss	2,180,000	—	—	—
Total operating expenses	273,254,032	187,045,529	85,171,953	67,640,318
Loss from operations	(53,995,994)	(32,009,586)	(27,611,483)	(20,597,401)
Other (expense) income
Interest expense	(3,679,116)	(14,445,000)	(5,921,893)	(3,145,167)
Loss on extinguishment of debt	(5,940,600)	—	—	—
Change in fair value of warrant liabilities	—	(70,827,214)	(15,258,497)	—
Change in fair value of tax receivable liability	(14,109,063)	(12,439,485)	(1,638,465)	—
Other income (expense)	96,505	(2,985)	(1,379,824)	38
Other loss	(9,099,451)	—	—	—
Total other expense	(32,731,725)	(97,714,684)	(24,198,679)	(3,145,129)
Loss before income tax benefit	(86,727,719)	(129,724,270)	(51,810,162)	(23,742,530)
Income tax benefit	30,691,156	12,358,025	4,990,989	—
Net loss	$(56,036,563)	$(117,366,245)	$(46,819,173)	$(23,742,530)
Less: Net loss attributable to non-controlling interests	(5,952,390)	(11,769,683)	(15,271,043)	—
Net loss attributable to the Company	$(50,084,173)	$(105,596,562)	$(31,548,130)	$(23,742,530)

Loss per Class A share attributable to the Company:
Basic and diluted	$(0.60)	$(2.02)	$(0.88)
Weighted-average shares outstanding:
Basic and diluted	83,318,189	52,180,911	35,731,220

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2021	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019
	(Successor)			(Predecessor)
Net loss	$(56,036,563)	$(117,366,245)	$(46,819,173)	$(23,742,530)
Other comprehensive (loss) income, before tax
Change in fair value of cash flow hedges	—	(9,867,782)	555,449	—
Reclassification of net unrealized loss on cash flow hedges to other loss	9,317,244	—	—	—
Foreign currency translation adjustments	(3,020)	—	—	—
Total other comprehensive (loss) income, before tax	9,314,224	(9,867,782)	555,449	—
Income tax related to items of other comprehensive income:
Tax benefit (expense) on change in fair value of cash flow hedges	—	1,672,742	(54,303)	—
Tax expense on reclassification of net unrealized loss on cash flow hedges to other loss	(1,672,742)	—	—	—
Tax benefit on foreign currency translation adjustments	815	—	—	—
Total income tax benefit (expense) on related to items of other comprehensive income	(1,671,927)	1,672,742	(54,303)	—
Total other comprehensive (loss) income, net of tax	7,642,297	(8,195,040)	501,146	—
Total comprehensive loss	$(48,394,266)	$(125,561,285)	$(46,318,027)	$(23,742,530)
Less: Comprehensive loss attributable to non-controlling interests	(4,744,651)	(14,668,288)	(15,027,371)	—
Comprehensive loss attributable to the Company	$(43,649,616)	$(110,892,997)	$(31,290,656)	$(23,742,530)

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

Total Equity
(Predecessor)
Balance at December 31, 2018	$109,078,357
Net loss	(23,742,530)
Contributions by members	—
Stock based compensation	908,978
Distribution to members	(6,904,991)
Balance at July 10, 2019	$79,339,814

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance at July 11, 2019	33,430,259	$3,343	100	$ —	$290,408,807	$(37,588,827)	$ —	$221,375,364	$474,198,687
Release of Founder Shares	2,965,000	297		—	(297)	—	—	—	—
Release of share awards vested under Incentive Plan	1,135,291	113		—	(113)	—	—	—	—
Treasury shares repurchased	—	—		—	(4,507,544)				(4,507,544)
Stock-based compensation		—		—	22,013,286	—	—	—	22,013,286
Warrant exercise	18	—		—	207	—	—	—	207
Tax distribution from Hawk Parent	—	—		—	—	—	—	(185,957)	(185,957)
Reclassification to warrant liabilities	—	—		—	(24,359,228)	(1,198,194)	—	—	(25,557,422)
Net loss	—	—		—	—	(31,548,130)	—	(15,271,043)	(46,819,173)
Other comprehensive income	—	—		—	—	—	313,397	243,671	557,068
Balance at December 31, 2019	37,530,568	$3,753	100	$ —	$283,555,118	$(70,335,151)	$313,397	$206,162,035	$419,699,152
Issuance of new shares	23,564,816	2,356		—	514,451,331	—	(99,022)	(4,454,472)	509,900,193
Exchange of Post-Merger Repay Units	1,606,647	161		—	10,065,244	—	(228,090)	(9,837,154)	161
Redemption of Post-Merger Repay Units	—	—		—	(311,736,352)	—	(2,614,996)	(120,944,910)	(435,296,258)
Release of share awards vested under Incentive Plan	516,398	52		—	(52)	—	—	—	—
Treasury shares repurchased	—	—			(1,431,172)	—	376	16,064	(1,414,732)
Stock-based compensation	—	—		—	20,489,298	—	(15,759)	(1,027,739)	19,445,800
Warrant exercise	8,026,253	803		—	92,178,915	—	(124,570)	(5,255,431)	86,799,717
Tax distribution from Hawk Parent	—	—		—	—	—	—	(1,496,213)	(1,496,213)
Valuation allowance on Ceiling Rule DTA	—	—		—	(27,540,391)	—	2,794	—	(27,537,597)
Reclassification to warrant liabilities	—	—		—	111,643,133	—	—	—	111,643,133
Net loss	—	—		—	—	(105,596,562)	—	(11,769,683)	(117,366,245)
Other comprehensive loss	—	—		—	—	—	(3,670,893)	(4,524,147)	(8,195,040)
Balance at December 31, 2020	71,244,682	$7,125	100	$ —	$691,675,072	$(175,931,713)	$(6,436,763)	$46,868,350	$556,182,071
Issuance of new shares	16,295,802	1,629		—	371,048,331	—	—	(701,599)	370,348,361
Exchange of Post-Merger Repay Units	407,584	41		—	(166,450)	—	—	(2,331,486)	(2,497,895)
Release of share awards vested under Incentive Plan	554,553	55		—	(55)	—	—	—	—
Treasury shares repurchased	—	—			(4,074,937)	—	—	33,014	(4,041,923)
Stock-based compensation	—	—		—	22,339,602	—	—	(28,351)	22,311,251
Tax distribution from Hawk Parent	—	—		—	—	—	—	(62,327)	(62,327)
Valuation allowance on Ceiling Rule DTA	—	—		—	19,190,519	—	—	—	19,190,519
Net loss	—	—		—	—	(50,084,173)	—	(5,952,390)	(56,036,563)
Other comprehensive income	—	—		—	—	—	6,434,558	1,207,739	7,642,297
Balance at December 31, 2021	88,502,621	$8,850	100	$ —	$1,100,012,082	$(226,015,886)	$(2,205)	$39,032,950	$913,035,791

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31, 2021	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019
	(Successor)			(Predecessor)
Cash flows from operating activities
Net loss	$(56,036,563)	$(117,366,245)	$(46,819,173)	$(23,742,530)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89,691,707	60,806,659	23,756,888	6,222,917
Stock based compensation	22,311,251	19,445,800	22,013,287	908,978
Amortization of debt issuance costs	2,536,075	1,416,012	570,671	215,658
Loss on disposal of property and equipment	19,039	—	—	—
Loss on extinguishment of debt	5,940,600	—	—	—
Loss on sale of interest rate swaps	9,315,854	—	—	—
Fair value change in warrant liability	—	70,827,214	15,258,497	—
Fair value change in tax receivable agreement liability	14,109,063	12,439,485	1,638,465	—
Fair value change in other assets and liabilities	5,845,626	(2,509,840)	—	—
Impairment loss	2,180,000	—	—	—
Payments of contingent consideration in excess of acquisition date fair value	(1,500,000)	(4,070,549)	—	—
Deferred tax benefit	(30,727,924)	(12,358,025)	(4,990,989)	—
Change in accounts receivable	(6,518,325)	(2,890,762)	779,008	(4,614,620)
Change in related party receivable	—	563,084	(563,084)	—
Change in prepaid expenses and other	(3,800,600)	541,639	(3,579,300)	(73,533)
Change in operating lease ROU assets	2,012,832	(10,074,506)	—	—
Change in accounts payable	4,771,635	38,185	2,656,630	1,297,035
Change in related party payable	1,335,688	(309,669)	14,571,266	—
Change in accrued expenses and other	637,056	370,343	(12,356,519)	28,136,310
Change in operating lease liabilities	(1,322,592)	10,363,879	—	—
Change in other liabilities	(7,470,178)	1,254,000	—	—
Net cash provided by operating activities	53,330,244	28,486,704	12,935,647	8,350,215
Cash flows from investing activities
Purchases of property and equipment	(2,862,903)	(994,147)	(498,513)	(203,026)
Purchases of intangible assets	(20,642,675)	(23,279,349)	(3,375,751)	(3,842,744)
Purchases of equity investment	(2,499,996)	—	—	—
Acquisition of Hawk Parent, net of cash and restricted cash acquired	—	—	(242,599,551)	—
Acquisition of TriSource, net of cash and restricted cash acquired	—	—	(59,160,005)	—
Acquisition of APS, net of cash and restricted cash acquired	—	(465,454)	(29,450,022)	—
Acquisition of Ventanex, net of cash and restricted cash acquired	—	(35,460,153)	—	—
Acquisition of cPayPlus, net of cash and restricted cash acquired	—	(7,694,632)	—	—
Acquisition of CPS, net of cash and restricted cash acquired	10,779	(78,086,739)	—	—
Acquisition of BillingTree, net of cash and restricted cash acquired	(269,002,616)	—	—	—
Acquisition of Kontrol, net of cash and restricted cash acquired	(7,439,373)	—	—	—
Acquisition of Payix, net of cash and restricted cash acquired	(94,898,220)	—	—	—
Net cash used in investing activities	(397,335,004)	(145,980,474)	(335,083,842)	(4,045,770)
Cash flows from financing activities
Payment on line of credit	—	(10,000,000)	6,500,000	—
Issuance of long-term debt	460,000,000	60,425,983	210,000,000	—
Payments on long-term debt	(262,653,996)	(6,709,486)	(90,862,500)	(2,450,000)
Public issuance of Class A Common Stock	142,098,364	509,900,193	135,000,000	—
Repurchase of outstanding warrants	—	—	(38,700,000)	—
Repurchase of treasury shares	(4,041,923)	(1,414,732)	(4,507,544)	—
Issuance of warrants	—	—	207	—
Exercise of warrants	—	86,799,717	—	—
Transfer of cash from trust upon conversion of Thunder Bridge Class A ordinary shares	—	—	148,870,571	—
Redemption of Post-Merger Repay Units	—	(435,296,258)	—	—
Distributions to Members	(62,327)	(1,496,213)	(185,957)	(6,904,991)
Payment of loan costs	(14,051,380)	(1,861,817)	(6,065,465)	—
Payments of contingent consideration up to acquisition date fair value	(7,448,786)	(14,250,000)	—	—
Net cash provided by (used in) financing activities	313,839,952	186,097,387	360,049,312	(9,354,991)
Increase (decrease) in cash, cash equivalents and restricted cash	(30,164,808)	68,603,617	37,901,117	(5,050,546)
Cash, cash equivalents and restricted cash at beginning of period	$106,504,734	$37,901,117	$ —	$23,262,058
Cash, cash equivalents and restricted cash at end of period	$76,339,926	$106,504,734	$37,901,117	$18,211,512

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31, 2021	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019
	(Successor)			(Predecessor)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,143,040	$11,486,760	$5,351,222	$2,929,509
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Acquisition of Hawk Parent in exchange for Class A Common Stock	$ —	$ —	$220,056,226
Acquisition of Hawk Parent in exchange for amounts payable under Tax Receivable Agreement	$ —	$ —	$229,228,105
Acquisition of Hawk Parent in exchange for contingent consideration	$ —	$ —	$12,300,000
Acquisition of TriSource in exchange for contingent consideration	$ —	$1,750,000	$2,250,000
Acquisition of APS in exchange for contingent consideration	$ —	$6,580,549	$12,000,000
Acquisition of Ventanex in exchange for contingent consideration	$ —	$4,800,000
Acquisition of cPayPlus in exchange for contingent consideration	$ —	$6,500,000
Acquisition of CPS in exchange for contingent consideration	$ —	$4,500,000
Acquisition of BillingTree in exchange for Class A Common Stock	$228,250,000	$ —
Acquisition of Kontrol in exchange for contingent consideration	$500,000	$ —
Acquisition of Payix in exchange for contingent consideration	$2,850,000

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

On June 15, 2021, the Company acquired all of the equity interests of BT Intermediate, LLC (together with its subsidiaries, “BillingTree”) for approximately $505.8 million, consisting of approximately $277.5 million in cash from the Company’s balance sheet and approximately 10 million shares of newly issued Class A common stock, representing approximately 10% of the voting power of the Company’s outstanding shares of common stock.

On June 22, 2021, the Company acquired substantially all of the assets of Kontrol LLC (“Kontrol”) for up to $10.5 million, of which approximately $7.4 million was paid at closing. The acquisition was financed with cash on hand.

On December 29, 2021, the Company acquired Payix Holdings Incorporated (together with its subsidiary, “Payix”) for up to $115.0 million, which includes $95.6 million paid at closing and up to $20.0 million in performance-based earnouts. The acquisition was financed with cash on hand and available revolver capacity.

Business Overview

The Company provides integrated payment processing solutions to industry-oriented markets in which businesses have specific transaction processing needs. The Company refers to these markets as “vertical markets” or “verticals.” The Company’s proprietary, integrated payment technology platform reduces the complexity of the electronic payments process for business. The Company charges its clients processing fees based on the volume of payment transactions processed and other transaction or service fees. The Company intends to continue to strategically target verticals where the Company believes its ability to tailor payment solutions to its clients’ needs, its deep knowledge of the Company’s vertical markets and the embedded nature of its integrated payment solutions will drive strong growth by attracting new clients and fostering long-term client relationships.

The Company provides payment processing solutions to clients primarily operating in the personal loans, automotive loans, receivables management, and business-to-business verticals. The Company’s payment processing solutions enable consumers and businesses in these verticals to make payments using electronic payment methods, rather than cash or check, which have historically been the primary methods of payment in these verticals. The Company believes that a growing number of consumers and businesses prefer the convenience and efficiency of paying with cards and other electronic methods and that the Company is poised to benefit from the significant growth opportunity of electronic payment processing as these verticals continue to shift from cash and check to electronic payments. The personal loans vertical is predominately characterized by installment loans, which are typically utilized by consumers to finance everyday expenses. The automotive loans vertical predominantly includes subprime automotive loans, automotive title loans and automotive buy-here-pay-here loans and also includes near-prime and prime automotive loans. The Company’s receivables management vertical relates to consumer loan collections, which typically enter the receivables management process due to delinquency on credit card bills or as a result of major life events, such as job loss or major medical issues. The business-to-business vertical relates to transactions occurring between a wide variety of enterprise clients, many of which operate in the manufacturing, wholesale, distribution, healthcare, and education industries.

The Company’s go-to-market strategy combines direct sales with integrations with key software providers in its target verticals. The integration of the Company’s technology with key software providers in the verticals that the Company serves, including loan management systems, DMS, collection management systems, and enterprise resource planning software systems, allows the Company to embed its omni-channel payment processing technology into its clients’ critical workflow software and ensure seamless operation of the Company’s solutions within its clients’ enterprise management systems. The Company refers to these software providers as its “software integration partners.” This integration allows the Company’s sales force to readily access new client opportunities or respond to inbound leads because, in many cases, a business will prefer, or in some cases only consider, a payments provider that has already integrated or is able to integrate its solutions with the business’ primary enterprise management system. The Company has successfully integrated its technology solutions with numerous, widely-used enterprise management systems in the verticals that it serves, which makes its platform a more compelling choice for the businesses that use them. Moreover, the Company’s relationships with its partners help it to develop deep industry knowledge regarding trends in client needs. The Company’s integrated model fosters long-term relationships with its clients, which supports its volume retention rates that the Company believes are above industry averages. As of December 31, 2021, the Company maintained approximately 222 integrations with various software providers.

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. The ultimate impacts of the COVID-19 pandemic and related economic conditions on the Company’s results remain uncertain. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic continue to evolve and in ways that are difficult to fully anticipate. At this time, the Company cannot reasonably estimate the full impact of the pandemic on the Company, given the uncertainty over the duration and severity of the economic crisis.

As previously disclosed in Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended, the Company restated its previously issued consolidated financial statements for periods following the Business Combination through December 31, 2020 to make accounting corrections related to Warrant accounting. This Annual Report on Form 10-K reflects the restated consolidated financial statements as of December 31, 2020 and 2019, for the period from July 11, 2019 to December 31, 2019, for the year ended December 31, 2020 and the quarterly periods therein.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Repay Holdings Corporation, the majority-owned Hawk Parent Holdings LLC and its wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Services LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC (“PaidSuite”), Marlin Acquirer, LLC (“Paymaxx”), REPAY International LLC, REPAY Canada Solutions ULC, TriSource Solutions (“TriSource”), LLC, Mesa Acquirer, LLC, CDT Technologies LTD, Viking GP Holdings, LLC, cPayPlus, LLC, CPS Payment Services, LLC, Media Payments, LLC, Custom Payment Systems, LLC, BT Intermediate, LLC, Electronic Payment Providers, LLC, Blue Cow Software, LLC, Hoot Payment Solutions, LLC, Internet Payment Exchange, LLC, Stratus Payment Solutions, LLC, Clear Payment Solutions, LLC, Harbor Acquisition LLC, and Payix Holdings Incorporated. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company uses the accrual basis of accounting whereby revenues are recognized when earned, usually upon the date services are rendered, and expenses are recognized at the date services are rendered or goods are received.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance for the organization. The Company’s chief decision maker is the Chief Executive Officer. The Company’s chief decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. Accordingly, the Company has determined that it has one operating segment: Merchant services.

There are no significant concentrations by state or geographical location, nor are there any significant individual client concentrations by balance.

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

Accounts Receivable

Accounts receivable represent amounts due from clients and payment processors for services rendered. The Company has an established process for aging, provisioning and writing-off its uncollectible accounts receivable. Within this process the Company aggregates accounts receivable to the pools of receivables of similar risk characteristics. The allowance for credit losses on accounts receivables is estimated based on how long a receivable has been outstanding (e.g., under 30 days, 30–60 days, etc.). For accounts receivable outstanding more than 90 days, the Company evaluates and assesses whether the loss reserve percentage requires adjustment for reasonable and supportable forecast of relevant economic factors. As of December 31, 2021, the Company’s estimated credit losses on accounts receivable was immaterial.

Concentration of Credit Risk

The Company is highly diversified, and no single client represents greater than 10% of the business on a volume or profit basis.

Earnings per Share

Basic earnings per share of Class A common stock is computed by dividing net loss attributable to the Company by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net loss attributable to the Company, by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements.

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

The Company evaluates the recoverability of property and equipment at least annually or whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. If the carrying amount of property and equipment is determined not to be recoverable, a write-down to fair value is recorded. No impairments were recognized for the years ended December 31, 2021 and 2020.

Intangible Assets

Intangible assets consist of internal-use software development costs, purchased software, channel relationships, client relationships, certain key personnel non-compete agreements, and trade names. The Company capitalizes internal-use software development costs when the Company has completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The Company is amortizing internal-use software development costs and purchased software on the straight‑line method over a three-year estimated useful life, a ten-year estimated useful life for channel and client relationships, and an estimated useful life for non-compete agreements equal to the term of the agreement. Trade names are determined to have an indefinite useful life. The Company evaluates the recoverability of intangible assets at least annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. During the year ended December 31, 2021, the Company recognized impairments of $2.2 million related to a trade names write-off, as the Company strategically phased out the trade names of several acquired business, which included TriSource, APS, Ventanex, cPayPlus and CPS. No indicators of impairment were identified for the year ended December 31, 2020.

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

The Company performs a qualitative goodwill assessment at the reporting unit level at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Factors considered in the Company’s qualitative assessment include financial performance, financial forecasts, macroeconomic conditions, industry and market conditions, cost factors, market capitalization, carrying value, and events affecting the reporting units. If, after considering all relevant events and circumstances, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then it is necessary to perform a quantitative impairment test. If the Company elects to bypass the qualitative analysis, or concludes from the Company’s qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed by comparing the fair value of each reporting unit with its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. If the fair value is less than the carrying amount, an impairment loss is recognized for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit.

The Company determined that no impairment of goodwill existed as of the last testing date, December 31, 2021. Future impairment reviews may require write‑downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write‑downs occur.

Revenue

Repay provides integrated payment processing solutions to niche markets that have specific transaction processing needs; for example, personal loans, automotive loans, and receivables management. The Company contracts with its clients through contractual agreements that set forth the general terms and conditions of the service relationship, including rights of obligations of each party, line item pricing, payment terms and contract duration. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments.

The Company’s performance obligation in its contracts with clients is the promise to stand-ready to provide front-end authorization and back-end settlement payment processing services ("processing services") for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the client’s use (e.g., number of transactions submitted and processed) of the related processing services. Accordingly, the total transaction price is variable. These services are stand-ready obligations, as the timing and quantity of transactions to be processed is not determinable. Under a stand-ready obligation, the Company’s performance obligation is satisfied over time throughout the contract term rather than at a point in time. Because the service of standing ready to perform processing services is substantially the same each day and has the same pattern of transfer to the client, the Company has determined that its stand-ready performance obligation comprises a series of distinct days of service. Discount fees and other fixed per transaction fees are recognized each day using a time-elapsed output method based on the volume or transaction count at the time the clients’ transactions are processed.

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

The transaction price for such processing services is determined, based on the judgment of the Company’s management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients.

The Company follows the requirements of ASC 606-10-55-36 through -40, Revenue from Contracts with Customers, Principal Agent Considerations, in determining the gross versus net revenue presentation for each performance obligation in the contract with a client. Revenue recorded by the Company in the capacity as a principal is reported on a gross basis equal to the full amount of consideration to which the Company expects in exchange for the good or service transferred. Revenue recorded with the Company acting in the capacity of an agent is reported on a net basis, exclusive of any consideration provided to the principal party in the transaction.

The principal versus agent evaluation is matter of judgment that depends on the facts and circumstances of the arrangement and is dependent on whether the Company controls the good or service before it is transferred to the client or whether the Company is acting as an agent of a third party. This evaluation is performed separately for each performance obligation identified. When the Company acts as an agent, the fees collected from clients on behalf of the payment networks and card issuer is netted with the gross fees collected so that the net revenue is presented within Revenue in the Consolidated Statements of Operations.

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

Software Revenue

As a result of the acquisition of BillingTree, the Company has acquired a software revenue stream. Software revenue is presented within Revenue in the Consolidated Statements of Operations.

Software revenue consists of term license fees related to software products, and software maintenance and support (“PCS”). Clients typically enter into software contracts for contractual terms of three to twelve months. The term license and PCS are each distinct performance obligations. The total consideration in the contract is allocated based on management’s assessment of the relative standalone selling price for each performance obligation. The Company determines the standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price by making use of all reasonably available data such as market conditions, type of deliverable, information about the client, current and historical pricing practices and entity-specific factors such as labor hours and standard rates per labor hour.

Revenue is recognized when the related performance obligations are satisfied. Revenue from the term license is recognized at a point in time, upon delivery to the client. Revenue from PCS is recognized over the term of the contract. When the Company receives an up-front deposit, the revenue is deferred until such a time that the term license or PCS is provided to the client. Deferred revenue is expected to be recognized as revenue within one year and is classified within Other current liabilities in the Consolidated Balance Sheets.

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

The Company currently incurs costs to obtain a contract through payments made to external referral partners. Commission payments are made to the external referral partner on a monthly basis based on a percentage of the profit on the contract, for as long as the client and the external referral partner have agreements with the Company. Any capitalized commission cost assets have an amortization period of one year or less, therefore the Company utilizes the practical expedient to expense commissions as incurred.

Costs to fulfill contracts with clients either give rise to an asset or are expensed as incurred. If the cost is not already covered by other applicable accounting literature, fulfilment costs are capitalized to the extent they directly relate to a specific contract, are used to generate or enhance resources used in satisfying performance obligations and are expected to be recovered. The Company does not have any costs incurred to fulfill a contract.

Practical Expedients

The Company has utilized the portfolio approach practical expedient per ASC 606-10-10-4, which allows the application of ASC 606 to a portfolio of contracts with similar characteristics provided the accounting does not differ materially to application of ASC 606 to the individual contract.

The Company has also utilized the practical expedient for immaterial goods and services per ASC 606-10-25-16A, which permits the Company not to recognize a promised good or service as a performance obligation if it is considered an immaterial promise in the context of the contract.

Transaction Costs

The Company expenses all transactions costs associated with a business combination as incurred and such expenses are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations. For the years ended December 31, 2021 and 2020, the Company incurred $9.3 million and $4.2 million transaction costs, respectively. For the period from July 11, 2019 to December 31, 2019, the Successor incurred $3.9 million of transaction costs for closed and pending transactions. The Predecessor incurred transaction costs of $16.2 million for the period from January 1, 2019 to July 10, 2019.

Equity Units Awarded

The Repay Holdings Corporation 2019 Omnibus Incentive Plan (the “Incentive Plan”) provides for the grant of various equity-based incentive awards to employees, directors, consultants and advisors to the Company. The types of equity-based awards that may be granted under the Incentive Plan include: stock options, stock appreciation rights (“SARs”), performance stock units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards. As of December 31, 2021, there were 7,326,728 shares of Class A common stock reserved for issuance under the Incentive Plan.

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite or derived service period.

The Predecessor accounted for profit units awarded to management based on the fair value of the awards on the date of the grant and recognized compensation expense for those awards over the requisite service period. The profit interests granted under the profit unit plan of the Predecessor were estimated on the grant date using the Black‑Scholes option valuation model. The profits units were fully vested as of the Closing.

PSUs, RSAs and RSUs granted under the Incentive Plan are measured based on the fair value of the awards on the date of the grant. Compensation expense is recognized for those awards over the requisite service period. Forfeitures are accounted for as they occur.

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

The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values as of December 31, 2021, and 2020, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of December 31, 2021 and 2020, because interest rates on these instruments approximate market interest rates.

Leases

The Company adopted ASC 842, Leases, using a modified retrospective transition approach as of January 1, 2020. The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company also elected the practical expedient to use hindsight for leases existing as of January 1, 2020.

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

ROU assets for operating leases are periodically reduced by impairment losses. As of December 31, 2021, the Company has not encountered any impairment losses. The Company monitors for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in gain or loss in the Consolidated Statements of Operations.

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

Noncontrolling Interest

As of December 31, 2021, the Company held an 91.9% interest in Hawk Parent. For the year ended December 31, 2021, the noncontrolling interest in the net loss of subsidiaries was $6.0 million. As of December 31, 2020, the Company held an 89.8% interest in Hawk Parent. For the year ended December 31, 2020, the noncontrolling interest in the net loss of subsidiaries was $11.8 million. As of July 11, 2019, the Company held a 55.9% interest in Hawk Parent. For the period from July 11, 2019 to December 31, 2019, the noncontrolling interest in the net loss of subsidiaries was $15.3 million.

Contingent Consideration

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the Consolidated Statements of Operations. An increase in the contingent consideration expected to be paid will result in a charge to operations in the period that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the period that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results, discount rates, and probabilities assigned to various potential operating result scenarios.

Recently Adopted Accounting Pronouncements

Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within Income Taxes (Topic 740), and clarifies certain aspects of the current guidance to promote consistency among reporting entities, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.

The Company adopted ASU 2019-12 as of January 1, 2021, using a modified retrospective transition approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or related disclosures.

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity, which made targeted improvements to an issuer’s accounting for convertible instruments under ASC Topic No. 470 Debt, and the derivative scope exception for contracts in an entity’s own equity under ASC Topic No. 815 Derivatives and Hedging. Specifically, ASU 2020-06 reduces the number of accounting models that exist under GAAP as well as the number of settlement conditions which will likely result in more convertible instruments being accounted for as a single unit of account, a reduction in the amount of interest expense recognized for convertible debt, and more embedded derivatives meeting the derivative scope exception. In addition, ASU 2020-06 amends ASC Topic No. 260 Earnings Per Share, which will result in more dilutive earnings per share results.

ASU 2020-06 is effective for public companies beginning January 1, 2022, including interim periods within the fiscal years after the adoption date. Early adoption is also permitted beginning January 1, 2021, including interim periods within those fiscal years.

The Company early adopted ASU 2020-06 as of January 1, 2021. The Company issued the 2026 Notes in January 2021, which resulted in recognition of $440.0 million in noncurrent long-term debt and $11.4 million in debt issuance costs. In determining the impact of the 2026 Notes on the Company’s diluted earnings per share calculations, the Company applies the if-converted method. For additional information and required disclosures related to 2026 Notes, see Note 10. Borrowings.

Recently Issued Accounting Pronouncements not yet Adopted

Business Combinations

In August 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). ASU No. 2021-18 requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue (Topic 606), and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. Amendments within ASU No. 2021-08 are required to be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently in the process of evaluating the effects of ASU No. 2021-08 on its consolidated financial statements.

3. Revenue

Disaggregation of Revenue

The table below presents a disaggregation of revenue by direct and indirect relationships.

	Year Ended December 31, 2021	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019
	(Successor)			(Predecessor)
Revenue
Direct relationships	$213,251,782	$152,247,190	$56,370,030	$45,693,961
Indirect relationships	6,006,256	2,788,753	1,190,440	1,348,956
Total Revenue	$219,258,038	$155,035,943	$57,560,470	$47,042,917

4. Earnings Per Share

During the years ended December 31, 2021 and 2020, and the period from July 11, 2019 to December 31, 2019, basic and diluted net loss per common share is the same since the inclusion of the assumed exchange of all Post-Merger Repay Units, unvested restricted share awards, Warrants and 2026 Notes would have been anti-dilutive.

The following table summarizes net loss attributable to the Company and the weighted average basic and basic and diluted shares outstanding:

	Year Ended December 31, 2021	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019
Loss before income tax expense	$(86,727,719)	$(129,724,270)	$(51,810,162)
Less: Net loss attributable to non-controlling interests	(5,952,390)	(11,769,683)	(15,271,043)
Income tax benefit	30,691,156	12,358,025	4,990,989
Net loss attributable to the Company	$(50,084,173)	$(105,596,562)	$(31,548,130)

Weighted average shares of Class A common stock outstanding - basic and diluted	83,318,189	52,180,911	35,731,220

Loss per share of Class A common stock outstanding - basic and diluted	$(0.60)	$(2.02)	$(0.88)

For the years ended December 31, 2021 and 2020, and the period from July 11, 2019 to December 31, 2019, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:
	Year Ended December 31, 2021	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019
Post-Merger Repay Units exchangeable for Class A common stock	7,926,576	8,334,160	21,985,297
Earnout Post-Merger Repay Units exchangeable for Class A common stock	—	—	7,500,000
Dilutive warrants exercisable for Class A common stock	—	—	1,816,890
Unvested restricted share awards of Class A common stock	2,515,634	2,209,551	1,731,560
2026 Notes convertible for Class A common stock	13,095,238	—	—
Share equivalents excluded from earnings (loss) per share	23,537,448	10,543,711	33,033,747

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
	$301.0

Goodwill recognized of $339.9 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $279.2 million is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill.

TriSource

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

(1)

Reflects the fair value of TriSource earnout payment, the contingent consideration to be paid to the selling members of TriSource, pursuant to the TriSource purchase agreement. The selling members of TriSource had the contingent earnout right to receive a payment of up to $5.0 million dependent upon the Gross Profit, as defined in the TriSource purchase agreement, for the period commencing on July 1, 2019 and ending on June 30, 2020. In October 2020, the Company paid the TriSource earnout payment of $4.0 million.

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
	$30.5

Goodwill recognized of $30.9 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $32.2 million is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of TriSource.

APS

On October 14, 2019, the Company acquired substantially all of the assets of APS for $30.5 million in cash. In addition to the cash consideration, the APS selling equity holders may be entitled to a total of $30.0 million in three separate cash earnout payments, dependent on the achievement of certain growth targets.

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
	21.5

Goodwill recognized of $25.9 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $21.7 million is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of APS.

Ventanex

On February 10, 2020, the Company acquired all of the ownership interests of Ventanex. Under the terms of the securities purchase agreement between Repay Holdings, LLC and the direct and indirect owners of CDT Technologies, LTD. (“Ventanex Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $36.0 million in cash. In addition to the closing consideration, the Ventanex Purchase Agreement contains a performance-based earnout (the “Ventanex Earnout Payment”), which was based on future results of the acquired business and could result in an additional payment to the former owners of Ventanex of up to $14.0 million. The Ventanex acquisition was financed with a combination of cash on hand and committed borrowing capacity under the Company’s existing credit facility. The Ventanex Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owners of Ventanex, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the purchase consideration paid to the selling members of Ventanex:

Cash consideration	$35,939,129
Contingent consideration (1)	4,800,000
Total purchase price	$40,739,129
(1)

Reflects the fair value of the Ventanex Earnout Payment, the contingent consideration to be paid to the selling members of Ventanex, pursuant to the Ventanex Purchase Agreement as of February 10, 2020. The selling partners of Ventanex will have the contingent earnout right to receive a payment of up to $14.0 million dependent upon the Gross Profit, as defined in the Ventanex Purchase Agreement, for the years ended December 31, 2020 and 2021. In February 2021, the Company paid the sellers of Ventanex $0.9 million, pursuant to the terms of the Ventanex Purchase Agreement. As of December 31, 2021, the fair value of Ventanex earnout was $12.7 million, which resulted in a $7.9 million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the year ended December 31, 2021.

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
	$26.9

Goodwill recognized of $12.2 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $8.3 million is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Ventanex.

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
	$7.7

Goodwill recognized of $6.7 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $8.2 million is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of cPayPlus.

CPS

On November 2, 2020, the Company acquired all of the ownership interests of CPS. Under the terms of the securities purchase agreement between Repay Holdings, LLC and the direct and indirect owners of CPS. (“CPS Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $83.9 million in cash. In addition to the closing consideration, the CPS Purchase Agreement contains a performance-based earnout (the “CPS Earnout Payment”), which was based on future results of the acquired business and could result in an additional payment to the former owners of CPS of up to $15.0 million in two separate earnouts. The CPS acquisition was financed with cash on hand. The CPS Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owners of CPS, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the purchase consideration paid to the selling members of CPS:

Cash consideration	$83,886,556
Contingent consideration (1)	4,500,000
Total purchase price	$88,386,556
(1)

Reflects the fair value of the CPS Earnout Payment, the contingent consideration to be paid to the selling members of CPS, pursuant to the CPS Purchase Agreement as of November 2, 2020. The selling partners of CPS will have the contingent earnout right to receive a payment of up to $15.0 million in two separate earnouts, dependent upon the Gross Profit, as defined in the CPS Purchase Agreement. As of December 31, 2021, the fair value of the CPS earnout was $0.6 million, which resulted in a ($3.9) million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the year ended December 31, 2021.

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

Goodwill recognized of $43.3 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $38.8 million is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of CPS.

BillingTree

On June 15, 2021, the Company acquired BillingTree. Under the terms of the agreement and plan of merger between BT Intermediate, LLC, the Company, two newly formed subsidiaries of the Company and the owner of BT Intermediate, LLC (“BillingTree Merger Agreement”), the aggregate consideration paid at closing by the Company was approximately $505.8 million, consisting of approximately $277.5 million in cash and approximately 10 million shares of Class A common stock. The BillingTree Merger Agreement contains customary representations, warranties and covenants by Repay and the former owner of BillingTree, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the seller of BillingTree:

Cash consideration	$277,521,139
Class A common stock issued	228,250,000
Total purchase price	$505,771,139

The Company recorded a preliminary allocation of the purchase price to BillingTree’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 15, 2021 closing date. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$8,243,570
Accounts receivable	3,623,894
Prepaid expenses and other current assets	1,601,854
Total current assets	13,469,318
Property, plant and equipment, net	541,244
Restricted cash	274,954
Other assets	1,782,489
Identifiable intangible assets	236,810,000
Total identifiable assets acquired	252,878,005
Accounts payable	(2,552,251)
Accrued expenses and other liabilities	(6,982,919)
Deferred tax liability	(31,371,590)
Net identifiable assets acquired	211,971,245
Goodwill	293,799,895
Total purchase price	$505,771,140

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.3	2
Trade names	7.8	Indefinite
Developed technology	26.2	3
Merchant relationships	202.5	10
	$236.8

Goodwill recognized of $293.8 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $47.7 million is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of BillingTree.

BillingTree contributed $31.3 million to revenue and $(0.0) million in net income to the Company’s Consolidated Statements of Operations, from June 15, 2021 through December 31, 2021.

Kontrol

On June 22, 2021, the Company acquired substantially all of the assets of Kontrol LLC (“Kontrol”). Under the terms of the asset purchase agreement between a newly formed subsidiary of Repay Holdings, LLC and the owner of Kontrol (“Kontrol Purchase Agreement”), the aggregate consideration to be paid by the Company was up to $10.5 million, of which $7.4 million was paid at closing. The Kontrol Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owner of Kontrol, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the owner of Kontrol:

Cash consideration	$7,439,373
Contingent consideration (1)	500,000
Total purchase price	$7,939,373
(1)

Reflects the fair value of the Kontrol earnout payment, the contingent consideration to be paid to the selling members of Kontrol, pursuant to the Kontrol Purchase Agreement as of June 22, 2021. The selling partners of Kontrol will have the contingent earnout right to receive a payment of up to $3.0 million, dependent upon the Gross Profit, as defined in the Kontrol Purchase Agreement. As of December 31, 2021, the fair value of the Kontrol earnout was $0.9 million, which resulted in a $0.4 million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the year ended December 31, 2021.

The Company recorded a preliminary allocation of the purchase price to Kontrol’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 22, 2021 closing date. The preliminary purchase price allocation is as follows:

Accounts receivable	$67,510
Prepaid expenses and other current assets	5,572
Total current assets	73,082
Identifiable intangible assets	6,940,000
Total identifiable assets acquired	7,013,082
Accounts payable	(664,932)
Net identifiable assets acquired	6,348,150
Goodwill	1,591,223
Total purchase price	$7,939,373

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Trade names	$0.0	Indefinite
Merchant relationships	6.9	8
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

Kontrol contributed $1.7 million to revenue and $0.6 million in net income to the Company’s Consolidated Statements of Operations, from June 22, 2021 through December 31, 2021.

Payix

On December 29, 2021, the Company acquired Payix. Under the terms of the merger agreement with Payix. (“Payix Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $95.6 million in cash. In addition to the closing consideration, the Payix Purchase Agreement contains a performance-based earnout (the “Payix Earnout Payment”), which was based on future results of the acquired business and could result in an additional payment to the former owners of Payix of up to $20.0 million. The Payix acquisition was financed with cash on hand and available revolver capacity. The Payix Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owners of Payix, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the sellers of Payix:

Cash consideration	$95,627,972
Contingent consideration (1)	2,850,000
Total purchase price	$98,477,972
(1)

Reflects the fair value of the Payix earnout payment, the contingent consideration to be paid to the former owners of Payix, pursuant to the Payix Purchase Agreement as of December 31, 2021. The former owners of Payix will have the contingent earnout right to receive a payment of up to $20.0 million, dependent upon the Gross Profit, as defined in the Payix Purchase Agreement. As of December 31, 2021, the fair value of the Payix earnout was $2.9 million.

The Company recorded a preliminary allocation of the purchase price to Payix’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the December 29, 2021 closing date. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$702,575
Accounts receivable	1,715,292
Prepaid expenses and other current assets	93,891
Total current assets	2,511,758
Property, plant and equipment, net	83,449
Restricted cash	27,177
Other assets	655,588
Identifiable intangible assets	33,150,000
Total identifiable assets acquired	36,427,972
Accounts payable	(214,195)
Accrued expenses and other liabilities	(2,022,846)
Deferred tax liability	(6,943,998)
Net identifiable assets acquired	27,246,933
Goodwill	71,231,039
Total purchase price	$98,477,972

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Trade names	$0.3	Indefinite
Developed technology	12.4	3
Merchant relationships	20.5	10
	$33.2

Goodwill recognized of $71.2 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, none of which is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Payix.

Payix contributed $0.1 million to revenue and $(0.0) million in net income to the Company’s Consolidated Statements of Operations, from December 29, 2021 through December 31, 2021.

Measurement Period

The preliminary purchase price allocations for the acquisitions of BillingTree, Kontrol, and Payix are based on initial estimates and provisional amounts. For the acquisitions completed during the year ended December 31, 2021, the Company continues to refine its inputs and estimates inherent in the valuation of intangible assets, deferred income taxes, realization of tangible assets and the accuracy and completeness of liabilities within the measurement period.

Pro Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis give effect to Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix acquisitions as if the transactions had occurred on January 1, 2020. The unaudited pro forma information reflects adjustments for the issuance of the Company’s common stock, debt incurred in connection with the transactions, the impact of the fair value of intangible assets acquired and related amortization and other adjustments the Company believes are reasonable for the pro forma presentation. In addition, the pro forma earnings exclude acquisition-related costs.

	Pro Forma Year Ended December 31, 2021	Pro Forma Year Ended December 31, 2020
Revenue	$257,014,219	$234,656,115
Net loss	(54,626,915)	(120,849,273)
Net loss attributable to non-controlling interests	(5,813,388)	(12,792,802)
Net loss attributable to the Company	(48,813,527)	(108,056,471)

Loss per Class A share - basic and diluted	$(0.56)	$(1.74)

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

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Other assets	—	2,499,996	—	2,499,996
Total assets	$ —	$2,499,996	$ —	$2,499,996
Liabilities:
Contingent consideration	$ —	$ —	$17,046,840	$17,046,840
Borrowings	—	448,484,696	—	448,484,696
Tax receivable agreement	—	—	245,828,419	245,828,419
Total liabilities	$ —	$448,484,696	$262,875,259	$711,359,955

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$ —	$ —	$15,800,000	$15,800,000
Borrowings	—	256,713,396	—	256,713,396
Tax receivable agreement	—	—	229,228,105	229,228,105
Interest rate swap	—	9,312,332	—	9,312,332
Total liabilities	$ —	$266,025,728	$245,028,105	$511,053,833

Other Assets

Other assets contain a minority equity investment in a privately-held company. The Company elected a measurement alternative for measuring this investment, in which the carrying amount is adjusted based on any observable price changes in orderly transactions. The investment is classified as Level 2 as observable adjustments to value are infrequent and occur in an inactive market.

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

The Company used a discount rate to determine the present value, based on a risk-free rate adjusted for a credit spread, of the contingent consideration in the simulation approach. A range of 3.4% to 3.5% and weighted average of 3.4% was applied to the simulated contingent consideration payments, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date.

The following table provides a rollforward of the contingent consideration related to previous business acquisitions. Refer to Note 5 for more details.

	Year Ended December 31, 2021	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019
	(Successor)			(Predecessor)
Balance at beginning of period	$15,800,000	$14,250,000	$ —	$1,816,988
Measurement period adjustment	—	6,580,549	—	—
Purchases	4,350,000	15,800,000	14,250,000	—
Payments	(8,948,786)	(18,320,549)	—	(1,816,988)
Valuation adjustment	5,845,626	(2,510,000)	—	—
Balance at end of period	$17,046,840	$15,800,000	$14,250,000	$ —

Borrowings

The carrying value of the Company’s 2026 Notes, revolving credit facility and term loan is net of unamortized debt discount and debt issuance costs. The carrying amount of the Company’s borrowings approximates fair value because interest rates on these instruments approximate market interest rates. The fair value of Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the market interest rates are generally observable and do not contain a high level of subjectivity. See Note 10 for further discussion on borrowings.

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

The Company used a discount rate, also referred to as the early termination rate, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 1.58% was applied to the forecasted TRA payments as of December 31, 2021, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance increased as a result of exchanges of Post-Merger Repay Units for Class A common stock pursuant to the Exchange Agreement. In addition, the TRA balance increased $14.1 million through accretion expense and a valuation adjustment, related to a decrease in the discount rate, which was 1.34%, as of December 31, 2020, and the finalization of the various components related to the 2020 exchanges of Post-Merger Repay Units.

The following table provides a rollforward of the TRA related to the Business Combination and subsequent acquisition of Post-Merger Repay Units held by Corsair, pursuant to the Unit Purchase Agreements. See Note 15 for further discussion on the TRA.

	Year Ended December 31, 2021	Year Ended December 31, 2020	From July 11, 2019 to December 31, 2019	From January 1, 2019 to July 10, 2019
	(Successor)			(Predecessor)
Balance at beginning of period	$229,228,105	$67,176,226	$ —	$ —
Purchases	2,491,251	149,612,393	67,176,226	—
Payments	—	—	—	—
Accretion expense	5,065,507	2,955,148	—	—
Valuation adjustment	9,043,556	9,484,338	—	—
Balance at end of period	$245,828,419	$229,228,105	$67,176,226	$ —

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

Both interest rate swaps were settled in January 2021, with $6.4 million, net of taxes of $1.7 million reclassified from Accumulated other comprehensive loss into Other loss in the Consolidated Statements of Operations for the year ended December 31, 2021.

7. Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2021	2020
Furniture, fixtures, and office equipment	$2,763,380	$1,112,702
Computers	3,408,336	1,733,672
Leasehold improvements	430,894	340,333
Total	6,602,610	3,186,707
Less: Accumulated depreciation and amortization	2,801,411	1,558,268
	$3,801,199	$1,628,439

Depreciation expense for property and equipment was $1.3 million, $1.2 million and $0.4 million for the years ended December 31, 2021 and 2020, and the period from July 11, 2019 to December 31, 2019, respectively. Depreciation expense was $0.2 million for the Predecessor period from January 1, 2019 to July 10, 2019.

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of December 31, 2021, the indefinite-lived intangible assets consist of five trade names, arising from the acquisitions of Hawk Parent, MPI, BillingTree, Kontrol, and Payix. As of December 31, 2020, the indefinite-lived intangible assets consist of six trade names, arising from the acquisitions of Hawk Parent, TriSource, APS, Ventanex, cPayPlus, and CPS.

Intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$539,850,000	$83,014,231	$456,835,769	8.40
Channel relationships	12,550,000	1,146,935	11,403,065	8.65
Software costs	163,957,560	83,162,612	80,794,948	1.48
Non-compete agreements	4,580,000	4,059,880	520,120	0.88
Trade name	28,140,000	—	28,140,000	—
Balance as of December 31, 2021	$749,077,560	$171,383,658	$577,693,902	6.79

Client relationships	$308,450,000	$39,920,578	$268,529,422	8.64
Channel relationships	12,550,000	191,936	12,358,064	9.65
Software costs	104,715,101	40,280,116	64,434,985	1.85
Non-compete agreements	4,270,000	2,595,333	1,674,667	1.52
Trade name	22,230,000	—	22,230,000	—
Balance as of December 31, 2020	$452,215,101	$82,987,963	$369,227,138	6.94

The Company’s amortization expense for intangible assets was $88.4 million, $59.7 million and $23.3 million for the years ended December 31, 2021 and 2020, and the period from July 11, 2019 to December 31, 2019, respectively. Amortization expense for intangible assets was $5.9 million for the Predecessor period from January 1, 2019 to July 10, 2019.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

Year Ending December 31,	Estimated Future Amortization Expense
2022	$99,941,015
2023	81,630,840
2024	67,608,133
2025	55,288,759
2026	55,571,944
Thereafter	189,513,211

9. Goodwill

The following table presents changes to goodwill for the years ended December 31, 2021, 2020 and 2019:

Total
Balance at December 31, 2018 (Predecessor)	$119,529,202
Acquisitions	—
Dispositions	—
Impairment Loss	—
Balance at July 10, 2019 (Predecessor)	$119,529,202

Balance at July 11, 2019 (Successor)	$339,911,400
Acquisitions	49,749,119
Dispositions	—
Impairment Loss	—
Balance at December 31, 2019 (Successor)	$389,660,519
Acquisitions	62,263,733
Dispositions	—
Impairment Loss	—
Measurement period adjustment	7,046,003
Balance at December 31, 2020	458,970,255
Acquisitions	366,622,156
Dispositions	—
Impairment Loss	—
Measurement period adjustment	(10,779)
Other	(1,500,000)
Balance at December 31, 2021	$824,081,632

During the year ended December 31, 2020, the Company recognized a $7.0 million measurement period adjustment in accordance with APS acquisition, of which $6.6 million was due to a valuation adjustment on contingent consideration.

The Company has only one operating segment and, based on the criteria outlined in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), only one reporting unit that needs to be tested for goodwill impairment. Accordingly, goodwill was reviewed for impairment at the consolidated entity level. The Company concluded that goodwill was not impaired as of December 31, 2021. As of December 31, 2021 and 2020, there were no accumulated impairment losses on the Company’s goodwill.

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

On February 10, 2020, as part of the financing for the acquisition of Ventanex, Repay entered into an agreement with Truist Bank and other members of its existing bank group to amend and upsize its previous credit agreement from $230.0 million to $346.0 million. The Successor Credit Agreement was collateralized by substantially all of the Company’s assets, and included qualitative and quantitative covenants, as defined in the Successor Credit Agreement.

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

Amended Credit Agreement

On February 3, 2021, the Company announced the closing of a new undrawn $125.0 million senior secured revolving credit facility through Truist Bank. The Amended Credit Agreement replaces the Company’s Successor Credit Agreement, which included an undrawn $30.0 million Revolving Credit Facility.

On December 29, 2021, the Company increased its existing senior secured credit facilities by $60.0 million to a $185.0 million revolving credit facility pursuant to an amendment to the Amended Credit Agreement. The Company was in compliance with its restrictive covenants under the Amended Credit Agreement at December 31, 2021.

As of December 31, 2021, the Company had $20.0 million drawn against the revolving credit facility at a variable interest rate of 2.25% plus 1-month LIBOR due 2026. The Company paid $0.4 million and $0.2 million in fees related to unused commitments for the years ended December 31, 2021 and 2020, respectively. The Company’s interest expense on the line of credit totaled $0, $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020, and the period from July 11, 2019 to December 31, 2019 respectively.

Convertible Senior Debt

On January 19, 2021, the Company issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 in a private placement. The initial conversion rate of the 2026 Notes was 29.7619 shares of Class A common stock per $1,000 principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $33.60 per share of Class A common stock). Upon conversion of the 2026 Notes, the Company may choose to pay or deliver cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed. Subject to Nasdaq requirements, the Company controls the conversion rights prior to November 3, 2025, unless a fundamental change or an event of default occurs.

During the year ended December 31, 2021, the conversion contingencies of the 2026 Notes were not met, and the conversion terms of the 2026 Notes were not significantly changed. The shares issuable upon conversion of the 2026 Notes were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive.

As of December 31, 2021 and 2020, total borrowings under the Successor Credit Agreement, Amended Credit Agreement, and 2026 Notes consisted of the following, respectively:

	December 31, 2021	December 31, 2020
Non-current indebtedness:
Term Loan (1)	$ —	$262,653,996
Revolving Credit Facility (2)	20,000,000	—
Convertible Senior Debt	440,000,000	—
Total borrowings under credit facility	460,000,000	262,653,996
Less: Current maturities of long-term debt (3)	—	6,760,650
Less: Long-term loan debt issuance cost (4)	11,515,304	5,940,600
Total non-current borrowings	$448,484,696	$249,952,746

(1)	The Term Loan bears interest at a variable rate, which was 3.65 % as of December 31, 2020.
(2)	The Revolving Credit Facility bears interest at a variable rate, which was 2.35% as of December 31, 2021.
(3)

Pursuant to the terms of the Amended Credit Agreement, the Company was required to make quarterly principal payments equal to 0.625% of the initial principal amount of the Term Loan and Delayed Draw Term Loan (collectively the “Term Loans”).

(4)

The Company incurred $2.5 million, $1.4 million and $0.6 million of interest expense for the amortization of deferred debt issuance costs for the years ended December 31, 2021 and 2020, and the period from July 11, 2020 to December 31, 2019, respectively. The Predecessor incurred $0.2 million for the period from January 1, 2019 to July 10, 2019.

The Company incurred interest expense on the Term Loans of $11.5 million and $5.3 million for the year ended December 31, 2020 and the period from July 11, 2019 to December 31, 2019, respectively. The Predecessor incurred interest expense of $2.8 million and $5.5 million and $4.4 million for the period from January 1, 2019 to July 10, 2019.

Following is a summary of principal maturities of the Term Loans outstanding as of December 31, 2021 for each of the next five years ending December 31 and in the aggregate:

2022	$ —
2023	—
2024	—
2025	—
2026	460,000,000
2027	—
$460,000,000

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

Both interest rate swaps were settled in January 2021, with $6.4 million, net of taxes of $1.7 million reclassified from Accumulated other comprehensive loss into Other loss in the Consolidated Statements of Operations for the year ended December 31, 2021.

12. Commitments and Contingencies

Legal Matters

The Company is a party to various claims and lawsuits incidental to its business. In the Company’s opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on its financial position, liquidity, results of operations or cash flows.

Leases

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

The components of lease cost are presented in the following table:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Components of total lease costs:
Operating lease cost	$2,370,643	$1,745,575
Short-term lease cost	100,607	48,150
Variable lease cost	—	—
Total lease cost	$2,471,250	$1,793,725

Amounts reported in the Consolidated Balance Sheets were as follows:

	December 31, 2021	December 31, 2020
Operating Leases:
Right-of-use assets	$10,499,751	$10,074,506
Lease liability, current	1,990,416	1,527,224
Lease liability, long-term	9,090,867	8,836,655
Total lease liabilities	$11,081,283	$10,363,879

Weighted-average remaining lease term (in years)	5.2	6.2
Weighted-average discount rate (annualized)	4.3%	4.6%

Other information related to leases are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,168,767	$1,504,352
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	2,438,075	11,430,120

The following table presents a maturity analysis of the Company’s operating leases liabilities as of December 31, 2021:

2022	$2,423,447
2023	2,481,751
2024	2,303,054
2025	2,124,094
2026	1,835,155
Thereafter	1,260,395
Total undiscounted lease payments	12,427,896
Less: Imputed interest	1,346,613
Total lease liabilities	$11,081,283

13. Related Party Transactions

Related party payables consisted of the following:

	December 31,	December 31,
	2021	2020
Ventanex accrued earnout liability	$12,746,840	$4,800,000
cPayPlus accrued earnout liability	—	6,500,000
CPS accrued earnout liability	600,000	4,500,000
Kontrol accrued earnout liability	850,000	—
Payix accrued earnout liability	2,850,000	—
Other payables to related parties	347,285	11,597
	$17,394,125	$15,811,597

The Company incurred transaction costs on behalf of related parties of $8.2 million, $3.1 million and $1.3 million for the years ended December 31, 2021 and 2020, and the period from July 11, 2019 to December 31, 2019, respectively. These costs consist of retention bonuses and other compensation to employees, associated with the costs resulting from the integration of new businesses. The Predecessor incurred transaction costs on behalf of related parties of $6.8 million for the period from January 1, 2019 to July 10, 2019.

The Company held receivables from related parties of $0.3 million and $0.1 million as of December 31, 2021 and 2020, respectively. These amounts were due from employees, related to tax withholding on vesting of equity compensation. See Note 14. Share based compensation for more detail on these restricted share awards.

The Company owed $17.4 million and $15.8 million to related parties, in the form of contingent consideration payable to the sellers of Ventanex, CPS, BillingTree, Kontrol and Payix, who were employees of REPAY, as of December 31, 2021 and 2020, respectively. Further, the Company owed employees $0.0 million and $0.0 million for amounts paid on behalf of the Company as of December 31, 2021 and 2020, respectively.

14. Share Based Compensation

Omnibus Incentive Plan

At the Shareholders Meeting, Thunder Bridge shareholders considered and approved the Incentive Plan which resulted in the reservation of 7,326,728 shares of common stock for issuance thereunder. The Incentive Plan became effective immediately upon the closing of the Business Combination.

Under this plan, the Company currently has three types of share-based compensation awards outstanding: PSUs, RSAs and RSUs.

PSU

The grant date fair value of a PSU, which is based on quoted market value of the Company’s Class A common stock on the grant date and the number of shares expected to be earned according to the level of achievement of performance measures, is recognized on a straight-line basis over the applicable performance or service period. The performance or service period for awards granted generally range from one to three years.

RSA and RSU

RSAs and RSUs vest in equal annual installments over a three-year period. Restricted shares cannot be sold or transferred until they have vested. The grant date fair value of RSAs and RSUs, which is based on the quoted market value of the Company’s Class A common stock on the grant date, is recognized as share-based compensation expense on a straight-line basis over the vesting period.

The following table summarized share-based compensation expense and the related income tax benefit recognized for the Company’s share-based compensation awards:

	Year Ended December 31,		From July 11, 2019 to
($ in millions)	2021	2020	December 31, 2019
Share-based compensation expense	$22.3	$19.4	$22.0
Income tax benefit	3.4	0.5	1.1

Activity for the years ended December 31, 2021 and 2020, and the period from July 11, 2019 to December 31, 2019 were as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at July 11, 2019	—	$ —
Granted	3,275,229	12.07
Forfeited (1)	321,263	11.81
Vested	1,135,291	11.68
Unvested at December 31, 2019	1,818,675	12.39
Granted	1,389,063	18.40
Forfeited (1) (2)	80,794	13.40
Vested	603,513	12.10
Unvested at December 31, 2020	2,523,431	15.71
Granted	994,287	22.68
Forfeited (1) (2)	418,330	16.46
Vested	583,754	15.63
Unvested at December 31, 2021	2,515,634	$18.30

(1)

Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations. The awards are not deemed outstanding; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

(2)

The forfeited shares include employee terminations during the years ended December 31, 2021 and 2020; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $22.7 million as of December 31, 2021, which is expected to be recognized as expense over the weighted-average period of 2.45 years. Unrecognized compensation expense related to unvested PSUs, RSAs, and RSUs was $23.7 million as of December 31, 2020, which is expected to be recognized as expense over the weighted-average period of 2.61 years. Unrecognized compensation expense related to unvested RSAs, RSUs and PSUs was $17.5 million as of December 31, 2019, which is expected to be recognized as expense over the weighted-average period of 2.26 years.

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

During the period from January 1, 2019 to July 10, 2019, the Predecessor incurred $0.9 million of share-based compensation expense, respectively, included in Selling, general and administrative costs in the Consolidated Statements of Operations.

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

The components of loss before income taxes are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	July 11, 2019 to December 31, 2019	January 1, 2019 to July 10, 2019
	(Successor)			(Predecessor)
Domestic	$(87,352,396)	$(129,267,523)	$(51,540,441)	$(23,668,078)
Foreign	624,677	(456,747)	(269,721)	(74,452)
Loss before income tax benefit	$(86,727,719)	$(129,724,270)	$(51,810,162)	$(23,742,530)

The Company recorded a provision for income tax as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	July 11, 2019 to December 31, 2019	January 1, 2019 to July 10, 2019
	(Successor)			(Predecessor)
Current expense
Federal	$34,401	$ —	$ —	$ —
State	2,367	—	—	—
Foreign	—	—	—	—
Total current expense	$36,768	$ —	$ —	$ —
Deferred expense
Federal	$(18,113,316)	$(10,523,778)	$(4,343,013)	$ —
State	(12,799,753)	(1,708,969)	(575,152)	—
Foreign	185,145	(125,278)	(72,824)	—
Total deferred benefit	(30,727,924)	(12,358,025)	(4,990,989)	—
Income tax benefit	$(30,691,156)	$(12,358,025)	$(4,990,989)	$ —

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows for the years indicated:

	Year Ended December 31, 2021	Year Ended December 31, 2020	July 11, 2019 to December 31, 2019	January 1, 2019 to July 10, 2019
	(Successor)			(Predecessor)
Federal income tax expense	21.0%	21.0%	21.0%	0.0%
State taxes, net of federal benefit	5.2%	1.3%	1.1%	0.0%
Income attributable to noncontrolling interest	(1.4%)	(1.8%)	(6.1%)	0.0%
Excess tax benefit related to share-based compensation	0.6%	0.4%	0.4%	0.0%
Change in fair value of warrant liabilities	0.0%	(11.5%)	(6.2%)	0.0%
State rate change impact on deferred taxes	9.5%	0.0%	0.0%	0.0%
Other, net	0.5%	0.1%	(0.6%)	0.0%
Total deferred benefit	35.4%	9.5%	9.6%	0.0%

The Company’s effective tax rate was 35.4%, 9.5% and 9.6% for the years ended December 31, 2021 and 2020, and the period from July 11, 2019 to December 31, 2019, respectively. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate of 21% was primarily influenced by the fact that the Company is not liable for the income taxes on the portion of Hawk Parent’s earnings that are attributable to noncontrolling interests. Further, the comparison is reflective of the effect of remeasuring net deferred tax assets for state tax rate changes. The results for the Predecessor do not reflect income tax expense because, prior to the closing of the Business Combination, the consolidated Hawk Parent was treated as a partnership for U.S. federal and most applicable state and local income tax purposes and was not subject to corporate tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Details of the Company's deferred tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets
Tax Credits	$1,547,569	$522,081
Section 163(j) Limitation Carryover	26,800	250,095
Acquisition Costs	348,158	352,291
Federal Net Operating Losses	25,283,737	8,834,924
State Net Operating Losses	4,907,835	1,264,059
Foreign Net Operating Losses	16,556	202,517
Other Assets	6,794,593	2,997,426
Partnership basis tax differences	130,440,236	154,253,345
Total deferred tax asset	169,365,484	168,676,738
Valuation allowance	(16,393,745)	(33,339,509)
Total deferred tax asset, net of valuation allowance	152,971,739	135,337,229
Deferred tax liabilities
Other Intangibles - Payix	(7,711,856)	—
Total deferred tax liabilities	(7,711,856)	—
Net deferred tax assets	$145,259,883	$135,337,229

As a result of the equity offering by the Company, BillingTree acquisition, finalization of 2020 income tax returns and Post-Merger Repay Unit exchanges during the year ended December 31, 2021, the Company recognized a reduction of the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) in the amount of $19.2 million, compared to an increase of $27.5 million as a result of equity offerings by the Company, warrant exercises and Post-Merger Repay unit exchanges during the year ended December 31, 2020, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions, a ceiling rule limitation arising under Internal Revenue Code (the “Code”) sec. 704(c). As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized as of December 31, 2021. As such, a 100% valuation allowance was recognized.

As of December 31, 2021, the Company had net tax effected federal and state (net of federal benefit) net operating losses (“NOLs”) of $30.2 million, of which approximately $25.8 million have an indefinite life. NOLs of approximately $4.4 million will begin to expire in 2030. As of December 31, 2021, the Company had federal and state tax credit carryforwards of $1.1 million and $0.4 million, respectively, which will begin to expire in 2037 and 2034, respectively. The Company believes as of December 31, 2021, based on the weight of all positive and negative evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the NOLs and tax credits and, as such, no valuation allowance was recorded.

No uncertain tax positions existed as of December 31, 2021.

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

As of December 31, 2021, the Company had a liability of $245.8 million related to its projected obligations under the TRA, which is captioned as the tax receivable agreement liability in the Company’s Consolidated Balance Sheets. The increase in the TRA liability for the year ended December 31, 2021, was primarily a result of the change in the Early Termination Rate, as defined in the TRA, selling members of Hawk Parent exchanging 407,584 Post-Merger Repay Units during the year ended December 31, 2021 in accordance with the Exchange Agreement, the finalization of the various components related to the 2020 exchanges of Post-Merger Repay Units, and the impact of the remeasurement of the state tax rate. This resulted in an increase to the Company’s share of the tax basis in the net assets of Hawk Parent.

16. Subsequent Events

Management has evaluated subsequent events and their potential effects on these consolidated financial statements. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our internal control over financial reporting, specifically the review controls over the evaluation of complex, non-routine transactions, were previously determined to be insufficient to detect the proper accounting and reporting for the public warrants and private placement Warrants previously issued by Thunder Bridge, which were outstanding and recorded on our consolidated financial statements at the time of the Business Combination. Management identified this error when the Securities and Exchange Commission issued a statement (the “Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies on April 12, 2021. The Statement addressed certain accounting and reporting considerations related to warrants of a kind similar to the Warrants. This control deficiency resulted in the Company having to restate certain of our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and the quarterly periods included therein, and if not remediated, could have resulted in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management previously determined that this control deficiency constituted a material weakness during the quarter ended March 31, 2021. Since the restatement, management has implemented remediation steps to address that material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We have further improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As of September 30, 2021, the control deficiency related to the restatement had been remediated.

Our management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

Management excluded BillingTree, Kontrol and Payix from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 because those entities were acquired in business combinations in the past year.  BillingTree’s total assets (excluding goodwill and intangible assets related to the acquisitions which are a part of the Company’s existing control environment) and total revenue represented approximately 3.0% and 14.3%, respectively, of our consolidated total assets and total revenues, as of and for the year ended December 31, 2021. Kontrol’s total assets (excluding goodwill and intangible assets related to the acquisitions which are a part of the Company’s existing control environment) and total revenue represented approximately 0.1% and 0.8%, respectively, of our consolidated total assets and total revenues, as of and for the year ended December 31, 2021. Payix’s total assets (excluding goodwill and intangible assets related to the acquisitions which are a part of the Company’s existing control environment) and total revenue represented approximately 0.9% and 0.1%, respectively, of our consolidated total assets and total revenues, as of and for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2021, an amendment to this Form 10-K or a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act relating to the Company’s annual meeting of stockholders to be held in 2022 (as applicable, the “Part III Filing”). Such information will be set forth in such Part III Filing and is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	57

Consolidated Balance Sheets as of December 31, 2021 and 2020	61

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, and the periods ended December 31, 2019 and July 10, 2019	62

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020, and the periods ended December 31, 2019 and July 10, 2019	63

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020, and the periods ended December 31, 2019 and July 10, 2019	64

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and the periods ended December 31, 2019 and July 10, 2019	65

Notes to Consolidated Financial Statements	67
(2)	Financial Statement Schedules

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

2.6†

Purchase Agreement, dated October 26, 2020, by and among Repay Holdings, LLC and CPS Holdings, LLC, CPS Media, LLC, DB & AS Enterprises, Inc., and James F. Hughes, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on October 27, 2020).

2.7†

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

4.2*	Description of Registrant’s Securities.
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

10.7

Registration Rights Agreement, dated as of May 7, 2021, by and among Repay Holdings Corporation and BillingTree Parent, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on May 10, 2021).

10.8+

Amended and Restated Revolving Credit Agreement, dated February 3, 2021, by and among Repay Holdings Corporation, Hawk Parent Holdings LLC, Truist Bank, as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on February 5, 2021).

10.9+

Limited Consent, Waiver and First Amendment to Amended and Restated Revolving Credit Agreement, dated June 15, 2021, by and among Repay Holdings Corporation, Hawk Parent Holdings LLC, Truist Bank, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on January 3, 2022).

10.10+

Second Amendment to Amended and Restated Revolving Credit Agreement, dated December 29, 2021, by and among Repay Holdings Corporation, Hawk Parent Holdings LLC, Truist Bank, as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on January 3, 2022).

10.11+

Repay Holdings Corporation Omnibus Incentive Plan, effective as of July 11, 2019 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.12+

Amendment No. 1 to the Repay Holdings Corporation Omnibus Incentive Plan, effective as of September 20, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 (Registration No. 233879), filed with the SEC on September 20, 2019).

10.13+

Employment Agreement, dated January 21, 2019, between M  & A Ventures, LLC and John Morris (incorporated by reference to Exhibit 10.24 of the Company’s Form S-4 (Registration No. 333-229616), filed with the SEC on February 12, 2019).

10.14+

Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC (as assignee of M & A Ventures, LLC) and John Morris (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K/A (File No. 001-38531), filed with the SEC on April 23, 2021).

10.15+

Employment Agreement, dated January 21, 2019, between M  & A Ventures, LLC and Shaler Alias (incorporated by reference to Exhibit 10.25 of the Company’s Form S-4 (Registration No.  333-229616), filed with the SEC on February 12, 2019).

10.16+

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

10.18+

Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC (as assignee of M & A Ventures, LLC) and Timothy J. Murphy (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K/A (File No. 001-38531), filed with the SEC on April 23, 2021).

10.19+

Employment Agreement dated September 1, 2019, between Repay Management Services LLC and Tyler B. Dempsey (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K/A (File No. 001-38531), filed with the SEC on April 23, 2021).

10.20+

Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC and Tyler B. Dempsey (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K/A (File No. 001-38531), filed with the SEC on April 23, 2021).

10.21+

Employment Agreement, dated January 21, 2019, between M & A Ventures, LLC and Michael F. Jackson (incorporated by reference to Exhibit 10.29 of the Company’s Form S-4 (Registration No. 333-229616), filed with the SEC on February 12, 2019).

10.22+

Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC (as assignee of M & A Ventures, LLC) and Michael F. Jackson (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K/A (File No. 001-38531), filed with the SEC on April 23, 2021).

10.23+

Repay Holdings Corporation Form of Restricted Stock Award Agreement (Time Vested) (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.24+

Repay Holdings Corporation Form of Restricted Stock Unit Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on November 14, 2019).

10.25+

Repay Holdings Corporation Summary of Non-Employee Director Compensation, as of September 20, 2019 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on November 14, 2019).

10.26+*	Repay Holdings Corporation Summary of Non-Employee Director Compensation, as of April 1, 2022.
10.27+

Repay Holdings Corporation Form of Restricted Stock Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531) filed with the SEC on March 17, 2020).

10.28+

Repay Holdings Corporation Form of Performance-Based Restricted Stock Units Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-38531) filed with the SEC on March 17, 2020).

10.29+

Form of Indemnification Agreement between the Company and the Indemnitee named therein (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K/A (File No. 001-38531) filed with the SEC on April 17, 2020).

10.30+*	Repay Holdings Corporation Form of Restricted Stock Award Agreement (2022).
21.1*	Subsidiaries of the registrant
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Repay Holdings Corporation

March 1, 2022	By:	/s/ John Morris
John Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities as of March 1, 2022.

Name	Title

/s/ John Morris	Chief Executive Officer, Director
John Morris	(Principal Executive Officer)

/s/ Tim Murphy	Chief Financial Officer
Tim Murphy	(Principal Financial Officer)

/s/ Thomas Sullivan	Vice President, Corporate Controller
Thomas Sullivan	(Principal Accounting Officer)
/s/ Shaler Alias	President, Director
Shaler Alias

/s/ Peter Kight	Chairman of the Board
Peter Kight

/s/ Paul Garcia	Director
Paul Garcia

/s/ Maryann Goebel	Director
Maryann Goebel

/s/ Robert H. Hartheimer	Director
Robert H. Hartheimer

/s/ William Jacobs	Director
William Jacobs

/s/ Richard Thornburgh	Director
Richard Thornburgh
/s/ Emnet Rios	Director
Emnet Rios