Form 10-Q
period 2022-03-31
Repay Holdings Corp
filed 2022-05-10
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, there are 91,308,140 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 2,419,752 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of May 4, 2022, the holders of such outstanding shares of Class V common stock also hold 7,883,048 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended March 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, anticipated benefits from our recent acquisitions, the effects of the COVID-19 pandemic, expected demand on our product offering, including further implementation of electronic payment options and statements regarding our market and growth opportunities, and our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to: exposure to economic conditions and political risk affecting the consumer loan market, the receivables management industry and consumer and commercial spending; the impacts of the ongoing COVID-19 coronavirus pandemic and the actions taken to control or mitigate its spread; a delay or failure to integrate and/or realize the benefits of our recent acquisitions; changes in the payment processing market in which we compete, including with respect to its competitive landscape, technology evolution or regulatory changes; changes in the vertical markets that we target, including the regulatory environment applicable to our clients; the ability to retain, develop and hire key personnel; risks relating to our relationships within the payment ecosystem; risk that we may not be able to execute our growth strategies, including identifying and executing acquisitions; risks relating to data security; changes in accounting policies applicable to us; the risk that we may not be able to maintain effective internal controls; and those risks described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$65,316,018	$50,048,657
Accounts receivable	34,312,006	33,235,745
Prepaid expenses and other	12,789,275	12,427,032
Total current assets	112,417,299	95,711,434

Property, plant and equipment, net	3,846,999	3,801,199
Restricted cash	15,513,510	26,291,269
Intangible assets, net	556,625,295	577,693,902
Goodwill	824,094,441	824,081,632
Operating lease right-of-use assets, net	11,473,076	10,499,751
Deferred tax assets	141,404,532	145,259,883
Other assets	2,499,996	2,499,996
Total noncurrent assets	1,555,457,849	1,590,127,632
Total assets	$1,667,875,148	$1,685,839,066

Liabilities
Accounts payable	$21,738,214	$20,082,651
Related party payable	14,324,177	17,394,125
Accrued expenses	19,552,828	26,819,083
Current operating lease liabilities	2,225,407	1,990,416
Current tax receivable agreement	24,454,088	24,495,556
Other current liabilities	1,048,662	1,565,931
Total current liabilities	83,343,376	92,347,762

Long-term debt	449,187,265	448,484,696
Noncurrent operating lease liabilities	9,886,289	9,090,867
Tax receivable agreement, net of current portion	196,754,946	221,332,863
Other liabilities	1,385,704	1,547,087
Total noncurrent liabilities	657,214,204	680,455,513
Total liabilities	$740,557,580	$772,803,275

Commitments and contingencies (Note 12)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized, and 88,817,111 and 88,502,621 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	8,881	8,850
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,101,431,734	1,100,012,082
Accumulated other comprehensive loss	(2,205)	(2,205)
Accumulated deficit	(212,362,342)	(226,015,886)
Total Repay stockholders' equity	$889,076,068	$874,002,841
Non-controlling interests	38,241,500	39,032,950
Total equity	$927,317,568	$913,035,791
Total liabilities and equity	$1,667,875,148	$1,685,839,066

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$67,564,055	$47,520,496
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	16,564,956	12,474,808
Selling, general and administrative	32,217,893	23,393,367
Depreciation and amortization	28,589,145	17,792,994
Change in fair value of contingent consideration	(2,900,000)	2,648,786
Total operating expenses	74,471,994	56,309,955
Loss from operations	(6,907,939)	(8,789,459)
Other income (expense)
Interest expense	(988,589)	(1,183,357)
Loss on extinguishment of debt	—	(5,940,600)
Change in fair value of tax receivable liability	24,619,385	1,042,733
Other income	6,060	28,147
Other loss	—	(9,080,410)
Total other income (expense)	23,636,856	(15,133,487)
Income (loss) before income tax (expense) benefit	16,728,917	(23,922,946)
Income tax (expense) benefit	(3,842,542)	5,941,773
Net income (loss)	$12,886,375	$(17,981,173)
Less: Net loss attributable to non-controlling interests	(767,169)	(2,187,272)
Net income (loss) attributable to the Company	$13,653,544	$(15,793,901)

Income (loss) per Class A share attributable to the Company:
Basic	$0.15	$(0.21)
Diluted	$0.12	$(0.21)
Weighted-average shares outstanding:
Basic	88,607,655	76,602,759
Diluted	113,015,159	76,602,759

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$12,886,375	$(17,981,173)
Other comprehensive income, before tax
Reclassification of net unrealized loss on cash flow hedges to other loss	—	9,317,244
Total other comprehensive income, before tax	—	9,317,244
Income tax related to items of other comprehensive income:
Tax expense on reclassification of net unrealized loss on cash flow hedges to other loss	—	(1,672,743)
Total income tax expense on related to items of other comprehensive income	—	(1,672,743)
Total other comprehensive income, net of tax	—	7,644,501
Total comprehensive income (loss)	$12,886,375	$(10,336,672)
Less: Comprehensive loss attributable to non-controlling interests	(767,169)	(979,534)
Comprehensive income (loss) attributable to the Company	$13,653,544	$(9,357,138)

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

(Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Interests	Equity
Balance at December 31, 2020	71,244,682	$7,125	100	$-	$691,675,072	$(175,931,713)	$(6,436,763)	$46,868,350	$556,182,071
Issuance of new shares	6,244,500	624		-	142,411,389	-	-	(313,652)	142,098,361
Exchange of Post-Merger Repay Units	375,000	38		-	2,158,374	-	-	(2,158,412)	-
Release of share awards vested under Equity Plan	293,081	29		-	(29)	-	-	-	-
Shares repurchased under Equity Plan	(72,417)	(7)		-	(1,821,935)	-	-	3,995	(1,817,947)
Stock-based compensation	-	-		-	5,171,544	-	-	(20,945)	5,150,599
Valuation allowance on Ceiling Rule DTA	-	-		-	(5,064)	-	-	-	(5,064)
Net loss	-	-		-	-	(15,793,901)	-	(2,187,272)	(17,981,173)
Other comprehensive income	-	-		-	-	-	6,436,763	1,207,738	7,644,501
Balance at March 31, 2021	78,084,846	$7,809	100	$-	$839,589,351	$(191,725,614)	$-	$43,399,802	$691,271,348

Balance at December 31, 2021	88,502,621	$8,850	100	$-	$1,100,012,082	$(226,015,886)	$(2,205)	$39,032,950	$913,035,791
Release of share awards vested under Equity Plan	427,755	43		-	(43)	-	-	-	-
Shares repurchased under Equity Plan	(113,265)	(12)		-	(1,702,805)	-	-	4,384	(1,698,433)
Stock-based compensation	-	-		-	3,122,500	-	-	(28,665)	3,093,835
Net income (loss)	-	-		-	-	13,653,544	-	(767,169)	12,886,375
Balance at March 31, 2022	88,817,111	$8,881	100	$-	$1,101,431,734	$(212,362,342)	$(2,205)	$38,241,500	$927,317,568

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$12,886,375	$(17,981,173)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,589,145	17,792,994
Stock based compensation	3,093,835	5,150,599
Amortization of debt issuance costs	702,569	535,536
Loss on extinguishment of debt	—	5,940,600
Loss on sale of interest rate swaps	—	9,317,243
Fair value change in tax receivable agreement liability	(24,619,385)	(1,042,733)
Fair value change in other assets and liabilities	(2,900,000)	2,648,786
Deferred tax expense	3,842,542	(5,941,773)
Change in accounts receivable	(1,076,261)	(2,586,374)
Change in prepaid expenses and other	(362,243)	846,681
Change in operating lease ROU assets	(973,325)	424,043
Change in accounts payable	1,655,563	2,232,774
Change in related party payable	(169,948)	(685,568)
Change in accrued expenses and other	(7,266,255)	(1,857,743)
Change in operating lease liabilities	1,030,413	(330,651)
Change in other liabilities	(678,652)	(9,693,825)
Net cash provided by operating activities	13,754,373	4,769,416
Cash flows from investing activities
Purchases of property and equipment	(553,223)	(640,467)
Purchases of intangible assets	(7,013,115)	(4,576,203)
Acquisition of CPS, net of cash and restricted cash acquired	—	10,778
Net cash used in investing activities	(7,566,338)	(5,205,892)
Cash flows from financing activities
Issuance of long-term debt	—	440,000,000
Payments on long-term debt	—	(262,653,996)
Public issuance of Class A Common Stock	—	142,098,361
Shares repurchased under Equity Plan	(1,698,433)	(1,817,947)
Payment of loan costs	—	(13,247,617)
Net cash (used in) provided by financing activities	(1,698,433)	304,378,801
Increase in cash, cash equivalents and restricted cash	4,489,602	303,942,325
Cash, cash equivalents and restricted cash at beginning of period	$76,339,926	$106,504,734
Cash, cash equivalents and restricted cash at end of period	$80,829,528	$410,447,059

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$286,020	$647,821

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

The Company is headquartered in Atlanta, Georgia.

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements

These unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in the Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with instructions to Form 10-Q and Rule 10-01 of SEC Regulation S-X as they apply to interim financial information. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Repay Holdings Corporation, the majority-owned Hawk Parent Holdings LLC and its wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Services LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC, Marlin Acquirer, LLC, REPAY International LLC, REPAY Canada Solutions ULC, TriSource Solutions, LLC (“TriSource”), Mesa Acquirer, LLC, CDT Technologies LTD (“Ventanex”), Viking GP Holdings, LLC, cPayPlus, LLC (“cPayPlus”), CPS Payment Services, LLC, Media Payments, LLC (“MPI”), Custom Payment Systems, LLC, BT Intermediate, LLC, Electronic Payment Providers, LLC, Blue Cow Software, LLC, Hoot Payment Solutions, LLC, Internet Payment Exchange, LLC, Stratus Payment Solutions, LLC, Clear Payment Solutions, LLC, Harbor Acquisition LLC, Payix Holdings Incorporated and Payix Incorporated. All significant intercompany accounts and transactions have been eliminated in consolidation.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

Correction of Immaterial Error in Previously Issued Financial Statements

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company identified an error in the presentation of the reclassification of net unrealized loss on cash flow hedges to other loss and its related tax expenses within the Consolidated Statements of Comprehensive Income in previous reporting periods beginning the three months ended March 31, 2021, which resulted in a decrease of Comprehensive loss attributable to the Company from ($15.8) million to ($9.4) million for the three months ended March 31, 2021. Net income (loss) for the three months ended March 31, 2021 and Total equity as of March 31, 2021 were not impacted. The Company assessed the materiality of the misstatement both quantitatively and qualitatively in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, as well as SEC Staff Accounting Bulletins No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the misstatement was not material to the Company’s previously issued unaudited interim consolidated financial statements for the prior periods and that amendments of previously filed reports were not required.

Recently Issued Accounting Pronouncements not yet Adopted

Business Combinations

In August 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). ASU No. 2021-08 requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue (Topic 606), and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. Amendments within ASU No. 2021-08 are required to be applied prospectively to business combinations occurring on or after the effective date of the amendments.

3. Revenue

For the Company’s accounting policies for recognizing revenue and contract costs, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 3. Revenue to the Company’s Notes to Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2021.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Disaggregation of revenue

The table below presents a disaggregation of revenue by direct and indirect relationships for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Revenue
Direct relationships	$63,637,758	$46,971,894
Indirect relationships	3,926,297	548,602
Total Revenue	$67,564,055	$47,520,496

4. Earnings Per Share

During the three months ended March 31, 2021, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested restricted share awards and the Company’s Convertible Senior Notes due 2026 (“2026 Notes”) would have been anti-dilutive.

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

	Three Months Ended March 31,
	2022	2021
Income (loss) before income tax expense	$16,728,917	$(23,922,946)
Less: Net loss attributable to non-controlling interests	(767,169)	(2,187,272)
Income tax (expense) benefit	(3,842,542)	5,941,773
Net income (loss) attributable to the Company	$13,653,544	$(15,793,901)

Weighted average shares of Class A common stock outstanding - basic	88,607,655	76,602,759
Add dilutive common stock equivalent shares:
Post-Merger Repay Units exchangeable for Class A common stock	7,926,576
Unvested restricted share awards of Class A common stock	3,385,690
2026 Notes convertible into Class A common stock	13,095,238
Weighted average shares of Class A common stock outstanding - diluted	113,015,159

Income (loss) per share of Class A common stock outstanding - basic	$0.15	$(0.21)
Income (loss) per share of Class A common stock outstanding - diluted	$0.12	$(0.21)

For the three months ended March 31, 2021, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

Three Months Ended March 31,
2021
Post-Merger Repay Units exchangeable for Class A common stock	7,959,160
Unvested restricted share awards of Class A common stock	2,939,545
2026 Notes convertible into Class A common stock	13,095,238
Share equivalents excluded from earnings (loss) per share	23,993,943

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

5. Business Combinations

BillingTree

On June 15, 2021, the Company acquired BT Intermediate, LLC (together with its subsidiaries, “BillingTree”). Under the terms of the agreement and plan of merger between BT Intermediate, LLC, the Company, two newly formed subsidiaries of the Company and the owner of BT Intermediate, LLC (“BillingTree Merger Agreement”), the aggregate consideration paid at closing by the Company was approximately $505.8 million, consisting of approximately $277.5 million in cash and approximately 10 million shares of Class A common stock. The BillingTree Merger Agreement contains customary representations, warranties and covenants by Repay and the former owner of BillingTree, as well as a customary post-closing adjustment provision relating to working capital and similar items.

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

The Company recorded a preliminary allocation of the purchase price to BillingTree’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 15, 2021 closing date. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$8,243,570
Accounts receivable	3,623,894
Prepaid expenses and other current assets	1,601,854
Total current assets	13,469,318
Property, plant and equipment, net	541,244
Restricted cash	274,954
Other assets	1,782,489
Identifiable intangible assets	236,810,000
Total identifiable assets acquired	252,878,005
Accounts payable	(2,552,251)
Accrued expenses	(6,982,919)
Deferred tax liability	(31,384,399)
Net identifiable assets acquired	211,958,436
Goodwill	293,812,704
Total purchase price	$505,771,140

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.3	2
Trade names	7.8	Indefinite
Developed technology	26.2	3
Merchant relationships	202.5	10
	$236.8

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Goodwill of $293.8 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $47.7 million is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of BillingTree.

Kontrol

On June 22, 2021, the Company acquired substantially all of the assets of Kontrol LLC (“Kontrol”). Under the terms of the asset purchase agreement between a newly formed subsidiary of Repay Holdings, LLC and the owner of Kontrol (“Kontrol Purchase Agreement”), the aggregate consideration paid at closing by the Company was up to $10.5 million in cash, of which $7.4 million was paid at closing. The Kontrol Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owner of Kontrol, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the owner of Kontrol:

Cash consideration	$7,439,373
Contingent consideration (1)	500,000
Total purchase price	$7,939,373

(1)

Reflects the fair value of the Kontrol earnout payment, the contingent consideration to be paid to the selling members of Kontrol, pursuant to the Kontrol Purchase Agreement as of June 22, 2021. The selling partners of Kontrol will have the contingent earnout right to receive a payment of up to $3.0 million, dependent upon the Gross Profit, as defined in the Kontrol Purchase Agreement. As of March 31, 2022, the fair value of the Kontrol earnout was $0.3 million, which resulted in a ($0.6) million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the three months ended March 31, 2022.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Kontrol.

Payix

On December 29, 2021, the Company acquired Payix Holdings Incorporated (together with its subsidiary, “Payix”). Under the terms of the merger agreement with Payix (“Payix Purchase Agreement”), the aggregate consideration paid at closing by the Company was approximately $95.6 million in cash. In addition to the closing consideration, the Payix Purchase Agreement contains a performance-based earnout (the “Payix Earnout Payment”), which was based on future results of the acquired business and could result in an additional payment to the former owners of Payix of up to $20.0 million. The Payix acquisition was financed with cash on hand and available revolver capacity. The Payix Purchase Agreement contains customary representations, warranties and covenants by Repay and the former owners of Payix, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The following summarizes the preliminary purchase consideration paid to the sellers of Payix:

Cash consideration	$95,627,972
Contingent consideration (1)	2,850,000
Total purchase price	$98,477,972

(1)

Reflects the fair value of the Payix earnout payment, the contingent consideration to be paid to the former owners of Payix, pursuant to the Payix Purchase Agreement as of December 31, 2021. The former owners of Payix will have the contingent earnout right to receive a payment of up to $20.0 million, dependent upon the Gross Profit, as defined in the Payix Purchase Agreement. As of March 31, 2022, the fair value of the Payix earnout was $0.5 million, which resulted in a ($2.4) million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the three months ended March 31, 2022.

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

Transaction Expenses

The Company incurred transaction expenses of $2.8 million for the three months ended March 31, 2022, related to the BillingTree, Kontrol, and Payix acquisitions. The Company incurred transaction expenses of $1.6 million for the three months ended March 31, 2021, related to the acquisitions of Ventanex, cPayPlus and CPS Payment Services, LLC (together with its affiliated companies, “CPS”).

Pro Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis give effect to the BillingTree, Kontrol, and Payix acquisitions as if the transactions had occurred on January 1, 2021. The unaudited pro forma information reflects adjustments for the issuance of the Company’s common stock, debt incurred in connection with the transactions, the impact of the fair value of intangible assets acquired and related amortization and other adjustments the Company believes are reasonable for the pro forma presentation. In addition, the pro forma earnings exclude acquisition-related costs.

	Pro Forma Three Months Ended March 31,
	2022	2021
Revenue	$67,564,055	$63,679,085
Net income (loss)	12,886,375	(15,610,922)
Net loss attributable to non-controlling interests	(767,169)	(1,970,560)
Net income (loss) attributable to the Company	13,653,544	(13,640,362)

Income (loss) per Class A share - basic	$0.15	$(0.18)
Income (loss) per Class A share - diluted	$0.12	$(0.18)

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

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Other assets	$—	$2,499,996	$—	$2,499,996
Total assets	$—	$2,499,996	$—	$2,499,996
Liabilities:
Contingent consideration	$—	$—	$14,146,840	$14,146,840
Borrowings	—	449,187,265	—	449,187,265
Tax receivable agreement	—	—	221,209,034	221,209,034
Total liabilities	$—	$449,187,265	$235,355,874	$684,543,139

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Other assets	$—	$2,499,996	$—	$2,499,996
Total assets	$—	$2,499,996	$—	$2,499,996
Liabilities:
Contingent consideration	$—	$—	$17,046,840	$17,046,840
Borrowings	—	448,484,696	—	448,484,696
Tax receivable agreement	—	—	245,828,419	245,828,419
Total liabilities	$—	$448,484,696	$262,875,259	$711,359,955

Other assets

Other assets contain a minority equity investment in a privately-held company. The Company elected a measurement alternative for measuring this investment, in which the carrying amount is adjusted based on any observable price changes in orderly transactions. The investment is classified as Level 2 as observable adjustments to value are infrequent and occur in an inactive market.

Contingent consideration

Contingent consideration relates to potential payments that the Company may be required to make associated with acquisitions. The contingent consideration is recorded at fair value based on estimates of discounted future cash flows associated with the acquired businesses within Related party payable in the Consolidated Balance Sheets. To the extent that the valuation of these liabilities is based on inputs that are less observable or not observable in the market, the determination of fair value requires more judgment. Accordingly, the fair value of contingent consideration is classified within Level 3 of the fair value hierarchy, under ASC 820, Fair Value Measurement (“ASC 820”). The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805, Business Combinations (“ASC 805”).

The Company used a discount rate to determine the present value, based on a risk-free rate adjusted for a credit spread, of the contingent consideration in the simulation approach. A range of 4.4% to 4.5% and weighted average of 4.46% was applied to the simulated contingent consideration payments, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The following table provides a rollforward of the contingent consideration related to previous business acquisitions. Refer to Note 5 for more details.
	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$17,046,840	$15,800,000
Payments	—	(948,786)
Valuation adjustment	(2,900,000)	2,648,786
Balance at end of period	$14,146,840	$17,500,000

Borrowings

The carrying value of the Company’s 2026 Notes, revolving credit facility and term loan is net of unamortized debt discount and debt issuance costs. The carrying amount of the Company’s borrowings approximates fair value because interest rates on these instruments approximate market interest rates. The fair value of the Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the market interest rates are generally observable and do not contain a high level of subjectivity. See Note 10 for further discussion on borrowings.

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

The Company used a discount rate, also referred to as the Early Termination Rate, as defined in the TRA, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 3.1% was applied to the forecasted TRA payments at March 31, 2022, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance was adjusted by $24.6 million through accretion expense and a valuation adjustment, related to an increase in the discount rate, which was 1.58% as of December 31, 2021.

The following table provides a rollforward of the TRA related to the Business Combination and subsequent acquisition and exchanges of Post-Merger Repay Units. See Note 15 for further discussion on the TRA.

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$245,828,419	$229,228,105
Purchases	—	2,198,111
Accretion expense	960,866	806,375
Valuation adjustment	(25,580,251)	(1,849,108)
Balance at end of period	$221,209,034	$230,383,483

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

7. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Furniture, fixtures, and office equipment	$2,923,703	$2,763,380
Computers	3,774,768	3,408,336
Leasehold improvements	516,982	430,894
Total	7,215,453	6,602,610
Less: Accumulated depreciation and amortization	3,368,454	2,801,411
	$3,846,999	$3,801,199

Depreciation expense for property and equipment was $0.5 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of March 31, 2022 and December 31, 2021, the indefinite-lived intangible assets consist of five trade names, arising from the acquisitions of Hawk Parent, MPI, BillingTree, Kontrol and Payix.

Intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$539,850,000	$96,664,304	$443,185,696	8.15
Channel relationships	13,490,000	1,401,352	12,088,648	8.50
Software costs	170,030,678	97,160,222	72,870,456	1.29
Non-compete agreements	4,580,000	4,239,505	340,495	0.79
Trade name	28,140,000	—	28,140,000	—
Balance as of March 31, 2022	$756,090,678	$199,465,383	$556,625,295	6.51

Customer relationships	$539,850,000	$83,014,231	$456,835,769	8.40
Channel relationships	12,550,000	1,146,935	11,403,065	8.65
Software costs	163,957,560	83,162,612	80,794,948	1.48
Non-compete agreements	4,580,000	4,059,880	520,120	0.88
Trade name	28,140,000	—	28,140,000	—
Balance as of December 31, 2021	$749,077,560	$171,383,658	$577,693,902	6.79

The Company’s amortization expense for intangible assets was $28.1 million and $17.5 million for the three months ended March 31, 2022 and 2021, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

Year Ending December 31,	Estimated Future Amortization Expense
2022	$73,678,172
2023	83,652,958
2024	69,630,251
2025	55,580,308
2026	55,665,944
Thereafter	190,277,660

9. Goodwill

The following table presents changes to goodwill for the three months ended March 31, 2022.

Total
Balance at December 31, 2021	$824,081,632
Acquisitions	—
Dispositions	—
Impairment Loss	—
Measurement period adjustment	12,809
Balance at March 31, 2022	$824,094,441

The Company has only one operating segment and, based on the criteria outlined in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), only one reporting unit that needs to be tested for goodwill impairment. Accordingly, goodwill was reviewed for impairment at the consolidated entity level. The Company concluded that goodwill was not impaired as of March 31, 2022. As of March 31, 2022 and December 31, 2021, there were no accumulated impairment losses on the Company’s goodwill.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Amended Credit Agreement

On February 3, 2021, the Company announced the closing of a new undrawn $125.0 million senior secured revolving credit facility through Truist Bank. The Amended Credit Agreement replaces the Company’s Successor Credit Agreement, which included an undrawn $30.0 million Revolving Credit Facility.

On December 29, 2021, the Company increased its existing senior secured credit facilities by $60.0 million to provide for a $185.0 million revolving credit facility in favor of Hawk Parent pursuant to an amendment to the Amended Credit Agreement. The revolving credit facility is guaranteed by Repay Holdings Corporation and certain of its subsidiaries. The Company was in compliance with its restrictive covenants under the Amended Credit Agreement at March 31, 2022.

As of March 31, 2022, the Company had $20.0 million drawn against the revolving credit facility at a variable interest rate of 2.25% plus 1-month LIBOR due 2026. The Company paid $0.2 million and $0.1 million in fees related to unused commitments for the three months ended March 31, 2022 and 2021, respectively. The Company’s interest expense on the revolving credit facility totaled $0.1 million and $0 for the three months ended March 31, 2022 and 2021, respectively.

Convertible Senior Debt

On January 19, 2021, the Company issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 in a private placement. The conversion rate of any 2026 Notes was 29.7619 shares of Class A common stock per $1,000 principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $33.60 per share of Class A common stock). Upon conversion of the 2026 Notes, the Company may choose to pay or deliver cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed. Subject to Nasdaq requirements, the Company controls the conversion rights prior to November 3, 2025, unless a fundamental change or an event of default occurs.

During the three months ended March 31, 2022, the conversion contingencies of the 2026 Notes were not met, and the conversion terms of the 2026 Notes were not significantly changed. The shares issuable upon conversion of the 2026 Notes were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive.

The following table summarized the total borrowings under the Amended Credit Agreement and 2026 Notes:

	March 31, 2022	December 31, 2021
Non-current indebtedness:
Revolving Credit Facility (1)	$20,000,000	$20,000,000
Convertible Senior Debt	440,000,000	440,000,000
Total borrowings under credit facility and convertible senior debt	460,000,000	460,000,000
Less: Long-term loan debt issuance cost (2)	10,812,735	11,515,304
Total non-current borrowings	$449,187,265	$448,484,696

(1)	The revolving credit facility bears interest at variable rates, which were 2.71% and 2.35% as of March 31, 2022 and December 31, 2021, respectively.
(2)

The Company incurred $0.7 million of interest expense for the amortization of deferred debt issuance costs for the three months ended March 31, 2022. The Company incurred $2.5 million of interest expense for the amortization of deferred debt issuance costs for the year ended December 31, 2021.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The following is a summary of principal maturities of long‑term debt for each of the next five years ending December 31 and in the aggregate:

2022	$—
2023	—
2024	—
2025	—
2026	460,000,000
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

Both interest rate swaps were settled in January 2021, with a realized loss of $6.4 million, net of taxes of $1.7 million reclassified from Accumulated other comprehensive loss into Other loss in the Consolidated Statements of Operations for the year ended December 31, 2021.

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

Leases

The Company has commitments under operating leases for real estate leased from third parties under non-cancelable operating leases. The Company’s leases typically have lease terms between three years and ten years, with the longest lease term having an expiration date in 2029. Most of these leases include one or more renewal options for six years or less, and certain leases also include lessee termination options. At lease commencement, the Company assesses whether it is reasonably certain to exercise a renewal option, or reasonably certain not to exercise a termination option, by considering various economic factors. Options that are reasonably certain of being exercised are factored into the

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

determination of the lease term, and related payments are included in the calculation of the right-of-use (“ROU”) asset and lease liability.

The components of lease cost are presented in the following table:

	Three Months Ended March 31,
	2022	2021
Components of total lease costs:
Operating lease cost	$689,806	$540,639
Short-term lease cost	12,007	12,450
Variable lease cost	—	—
Total lease cost	$701,813	$553,089

Amounts reported in the Consolidated Balance Sheets were as follows:

	March 31, 2022	December 31, 2021
Operating leases:
ROU assets	$11,473,076	$10,499,751
Lease liability, current	2,225,407	1,990,416
Lease liability, long-term	9,886,289	9,090,867
Total lease liabilities	$12,111,696	$11,081,283

Weighted-average remaining lease term (in years)	4.5	5.2
Weighted-average discount rate (annualized)	2.1%	4.3%

Other information related to leases are as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$644,726	$459,698
ROU assets obtained in exchange for lease liabilities:
Operating leases	1,531,689	—

The following table presents a maturity analysis of the Company’s operating leases liabilities as of March 31, 2022:

2022	$2,004,007
2023	2,714,419
2024	2,536,885
2025	2,370,722
2026	2,083,022
Thereafter	1,805,172
Total undiscounted lease payments	13,514,227
Less: Imputed interest	1,402,531
Total lease liabilities	$12,111,696

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

13. Related Party Transactions

Related party payables consisted of the following:

	March 31,	December 31,
	2022	2021
Ventanex accrued earnout liability	$12,746,840	$12,746,840
CPS accrued earnout liability	650,000	600,000
Kontrol accrued earnout liability	250,000	850,000
Payix accrued earnout liability	500,000	2,850,000
Other payables to related parties	177,337	347,285
	$14,324,177	$17,394,125

The Company incurred transaction costs on behalf of related parties of $3.2 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. These costs consist of retention bonuses and other compensation to employees, associated with the costs resulting from the integration of new businesses.

The Company held receivables from related parties of $0.3 million as of both March 31, 2022 and December 31, 2021. These amounts were due from employees, related to tax withholding on vesting of equity compensation. See Note 14. Share based compensation for more detail on these restricted share awards.

The Company owed $14.3 million and $17.4 million to related parties, in the form of contingent consideration payable to the sellers of Ventanex, CPS, BillingTree, Kontrol and Payix, who were employees of REPAY, as of March 31, 2022 and December 31, 2021, respectively. Further, the Company owed employees $0.0 million for amounts paid on behalf of the Company as of both March 31, 2022 and December 31, 2021.

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

The following table summarized share-based compensation expense and the related income tax benefit recognized for the Company’s share-based compensation awards:

	Three Months Ended March 31,
($ in millions)	2022	2021
Share-based compensation expense	$3.1	$5.2
Income tax benefit	1.2	1.6

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Activities for RSAs for the three months ended March 31, 2022 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,971,245	$17.80
Granted	916,137	16.51
Forfeited (1)(2)	129,927	18.13
Vested	314,490	16.71
Unvested at March 31, 2022	2,442,965	$17.44

Activities for RSUs for the three months ended March 31, 2022 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	46,026	$22.16
Granted	9,304	18.27
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2022	55,330	$21.51

Activities for PSUs for the three months ended March 31, 2022 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	498,363	$20.16
Granted (3)	389,032	16.73
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2022	887,395	$18.66

(1)

The forfeited shares include employee terminations during the three months ended March 31, 2022; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

(2)

Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations. The awards are not deemed outstanding; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

(3)	Represent shares to be paid out at target level.

Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $38.1 million at March 31, 2022, which is expected to be recognized as expense over the weighted-average period of 2.28 years. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $34.8 million at March 31, 2021, which is expected to be recognized as expense over the weighted-average period of 2.64 years.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The Company’s effective tax rate was 23.0% for the three months ended March 31, 2022. The Company recorded an income tax expense of $3.8 million for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2022 includes a stock-based compensation adjustments excess tax shortfall related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs. The Company’s effective tax rate was 24.8%, for the three months ended March 31, 2021. The Company recorded an income tax benefit of $5.9 million for the three months ended March 31, 2021. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax. As such, the effective tax rate can vary from period to period.

The Company recognized ($3.8) million for the three months ended March 31, 2022, of deferred tax assets related to the income tax expense derived from the net operating income generated over the same period. The Company recognized $5.9 million for the three months ended March 31, 2021, of deferred tax assets related to the income tax benefit derived from the net operating loss over the same period. The Company did not recognize any changes to the valuation allowance as of March 31, 2022, and the facts and circumstances remain unchanged.

Deferred tax assets, net of $141.4 million as of March 31, 2022, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent purchase of Post-Merger Repay Units by the Company pursuant to the Unit Purchase Agreements entered into in 2020 with CC Payment Holdings, LLC, an entity controlled by Corsair, and the subsequent exchanges of Post-Merger Repay Units for shares of the Company’s Class A common stock in accordance with the Exchange Agreement. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $31.4 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date.

The Company did not recognize any adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) recorded as a result of the ceiling rule limitation arising under Code Sec. 704(c) for the three months ended March 31, 2022, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions. As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of March 31, 2022.

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

As of March 31, 2022, the Company had a liability of $221.2 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Consolidated Balance Sheet. The decrease of $24.6 million in the TRA liability for the three months ended March 31, 2022, was primarily a result of the change in the Early Termination Rate.

16. Subsequent events

Management has evaluated subsequent events and their potential effects on these unaudited consolidated financial statements. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $6.4 billion of total card payment volume for the three months ended March 31, 2022, and our card payment volume growth over the same period in 2021 was approximately 39%.

The ultimate impacts of the COVID-19 pandemic and related economic conditions on our results remain uncertain. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic continue to evolve and in ways that are difficult to fully anticipate. At this time, we cannot reasonably estimate the full impact of the pandemic on the Company, given the uncertainty over the duration and severity of the economic crisis. In addition, the impact of COVID-19 on our results in the first quarter of 2022 may not be necessarily indicative of its impact on our results for the remainder of 2022.

Business Combination

The Company was formed upon closing of the merger (the “Business Combination”) of Hawk Parent Holdings LLC (together with Repay Holdings, LLC and its other subsidiaries, “Hawk Parent”) with a subsidiary of Thunder Bridge Acquisition, Ltd, (“Thunder Bridge”), a special purpose acquisition company, on July 11, 2019. On the closing of the Business Combination, Thunder Bridge changed its name to “Repay Holdings Corporation.”

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. During the three months ended March 31, 2022 and 2021, our chargeback rate was less than 1% of our card payment volume.

Expenses

Costs of services. Costs of services primarily include commissions to our software integration partners and other third-party processing costs, such as front and back-end processing costs and sponsor bank fees.

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

Results of Operations (Unaudited)

	Three Months ended March 31,
(in $ thousands)	2022	2021
Revenue	$67,564	$47,520
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$16,565	$12,475
Selling, general and administrative	32,218	23,393
Depreciation and amortization	28,589	17,793
Change in fair value of contingent consideration	(2,900)	2,649
Total operating expenses	$74,472	$56,310
Loss from operations	$(6,908)	$(8,790)
Interest expense	(989)	(1,183)
Loss on extinguishment of debt	—	(5,941)
Change in fair value of tax receivable liability	24,619	1,043
Other income	6	28
Other loss	—	(9,080)
Total other income (expense)	23,636	(15,133)
Income (loss) before income tax (expense) benefit	16,728	(23,923)
Income tax (expense) benefit	(3,843)	5,942
Net income (loss)	$12,885	$(17,981)
Net loss attributable to non-controlling interest	(767)	(2,187)
Net income (loss) attributable to the Company	$13,652	$(15,794)

Weighted-average shares of Class A common stock outstanding - basic	88,607,655	76,602,759
Weighted-average shares of Class A common stock outstanding - diluted	113,015,159	76,602,759

Income (loss) per Class A share - basic	$0.15	$(0.21)
Income (loss) per Class A share - diluted	$0.12	$(0.21)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue

Total revenue was $67.6 million for the three months ended March 31, 2022 and $47.5 million for the three months ended March 31, 2021, an increase of $20.1 million or 42.2%. This increase was the result of newly signed clients, the growth of our existing clients, as well as the acquisitions of BillingTree, Kontrol, and Payix. For the three months ended March 31, 2022, incremental revenues of approximately $17.2 million are attributable to BillingTree, Kontrol and Payix.

Costs of Services

Costs of services were $16.6 million for the three months ended March 31, 2022 and $12.5 million for the three months ended March 31, 2021, an increase of $4.1 million or 32.8%. This increase was the result of the acquisitions of BillingTree, Kontrol, and Payix. For the three months ended March 31, 2022, incremental costs of services of approximately $3.0 million are attributable to BillingTree, Kontrol and Payix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32.2 million for the three months ended March 31, 2022 and $23.4 million for the three months ended March 31, 2021, an increase of $8.8 million or 37.7%, primarily due to a $6.2 million increase in compensation expenses with general business growth and a $1.6 million increase in expenses relating to software and technological services.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $28.6 million for the three months ended March 31, 2022 and $17.8 million for the three months ended March 31, 2021, an increase of $10.8 million or 60.7%, primarily due to a $9.4 million increase in depreciation and amortization of fixed assets and intangibles from the acquisitions of BillingTree, Kontrol and Payix.

Change in the Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was $2.9 million for the three months ended March 31, 2022, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of CPS, Kontrol and Payix.

Interest Expense

Interest expense was $1.0 million for the three months ended March 31, 2022 and $1.2 million for the three months ended March 31, 2021, a decrease of $0.2 million or 16.4%. This decrease was due to a lower average outstanding principal balance under our Amended Credit Agreement.

Loss on Extinguishment of Debt

We incurred a loss of $5.9 million on extinguishment of debt for the three months ended March 31, 2021, due to the termination in full of all outstanding Delayed Draw Term Loan commitments under the Successor Credit Agreement.

Change in Fair Value of Tax Receivable Liability

We incurred a gain, related to accretion expense and fair value adjustment of the tax receivable liability of $24.6 million for the three months ended March 31, 2022 compared to a $1.0 million gain for the three months ended March 31, 2021, an increase of $23.6 million. This increase was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate used to determine the fair value of the liability.

Other Loss

We incurred a loss of $9.1 million on the settlement of interest rate swaps for the three months ended March 31, 2021.

Income Tax (Expense) Benefit

The income tax expense was $3.8 million for the three months ended March 31, 2022, reflecting the expected income tax expense on the income generated over the same period. This was a result of the operating income incurred by the Company, primarily driven by the change in fair value of the tax receivable liability and contingent consideration, offset by stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions. The income tax benefit was $5.9 million for the three months ended March 31, 2021, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on extinguishment of debt, loss on termination of interest rate hedge, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, employee recruiting costs, other taxes, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on extinguishment of debt, loss on termination of interest rate hedge, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, employee recruiting costs, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three months ended March 31, 2022 and 2021 (excluding shares subject to forfeiture).

We believe that Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per share provide useful information to investors and others in understanding and evaluating its operating results in the same manner as management. However, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per share are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating profit or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per share or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate our non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per share alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP.

The following tables set forth a reconciliation of our results of operations for the three months ended March 31, 2022 and 2021.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Three Months ended March 31,
(in $ thousands)	2022	2021
Revenue	$67,564	$47,520
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$16,565	$12,475
Selling, general and administrative	32,218	23,393
Depreciation and amortization	28,589	17,793
Change in fair value of contingent consideration	(2,900)	2,649
Total operating expenses	$74,472	$56,310
Loss from operations	$(6,908)	$(8,790)
Interest expense	(989)	(1,183)
Loss on extinguishment of debt	—	(5,941)
Change in fair value of tax receivable liability	24,619	1,043
Other income	6	28
Other loss	—	(9,080)
Total other income (expense)	23,636	(15,133)
Income (loss) before income tax (expense) benefit	16,728	(23,923)
Income tax (expense) benefit	(3,843)	5,942
Net income (loss)	$12,885	$(17,981)

Add:
Interest expense	989	1,183
Depreciation and amortization (a)	28,589	17,793
Income tax expense (benefit)	3,843	(5,942)
EBITDA	$46,306	$(4,947)

Loss on extinguishment of debt (b)	—	5,941
Loss on termination of interest rate hedge (c)	—	9,080
Non-cash change in fair value of contingent consideration (d)	(2,900)	2,649
Non-cash change in fair value of assets and liabilities (e)	(24,619)	(1,043)
Share-based compensation expense (f)	3,357	5,151
Transaction expenses (g)	4,930	2,340
Employee recruiting costs (h)	200	136
Other taxes (i)	149	139
Restructuring and other strategic initiative costs (j)	1,246	628
Other non-recurring charges (k)	658	386
Adjusted EBITDA	$29,327	$20,460

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Three Months ended March 31,
(in $ thousands)	2022	2021
Revenue	$67,564	$47,520
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$16,565	$12,475
Selling, general and administrative	32,218	23,393
Depreciation and amortization	28,589	17,793
Change in fair value of contingent consideration	(2,900)	2,649
Total operating expenses	74,472	$56,310
Loss from operations	$(6,908)	$(8,790)
Interest expense	(989)	(1,183)
Loss on extinguishment of debt	—	(5,941)
Change in fair value of tax receivable liability	24,619	1,043
Other income	6	28
Other loss	—	(9,080)
Total other income (expense)	23,636	(15,133)
Income (loss) before income tax (expense) benefit	16,728	(23,923)
Income tax (expense) benefit	(3,843)	5,942
Net income (loss)	$12,885	$(17,981)

Add:
Amortization of Acquisition-Related Intangibles(l)	23,136	16,039
Loss on extinguishment of debt (b)	—	5,941
Loss on termination of interest rate hedge (c)	—	9,080
Non-cash change in fair value of contingent consideration (d)	(2,900)	2,649
Non-cash change in fair value of assets and liabilities (e)	(24,619)	(1,043)
Share-based compensation expense (f)	3,357	5,151
Transaction expenses (g)	4,930	2,340
Employee recruiting costs (h)	200	136
Restructuring and other strategic initiative costs (j)	1,246	628
Other non-recurring charges (k)	658	386
Non-cash interest expense (m)	703	536
Pro forma taxes at effective rate (n)	(1,194)	(8,722)
Adjusted Net Income	$18,402	$15,140

Shares of Class A common stock outstanding (on an as-converted basis) (o)	96,534,231	84,578,585
Adjusted Net income per share	$0.19	$0.18

(a)	See footnote (l) for details on our amortization and depreciation expenses.
(b)	Reflects write-offs of debt issuance costs relating to Hawk Parent’s term loans.
(c)	Reflects realized loss of our interest rate hedging arrangement which terminated in conjunction with the repayment of Term Loans.
(d)	Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(e)	Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(f)	Represents compensation expense associated with equity compensation plans, totaling $3.4 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively.
(g)

Primarily consists of (i) during the three months ended March 31, 2022, professional service fees and other costs incurred in connection with the acquisitions of BillingTree, Kontrol and Payix, and (ii) during the three months ended March 31, 2021, professional service fees and other costs incurred in connection with the acquisition of Ventanex, cPayPlus, and CPS, as well as professional service expenses related to the January 2021 equity and convertible notes offerings.
(h)	Represents payments made to third-party recruiters in connection with a significant expansion of our personnel, which we expect will become more moderate in subsequent periods.
(i)	Reflects franchise taxes and other non-income based taxes.
(j)

Reflects consulting fees related to our processing services and other operational improvements, including restructuring and integration activities related to our acquired businesses, that were not in the ordinary course during the three months ended March 31, 2022 and 2021.

(k)	For the three months ended March 31, 2022 and 2021, reflects extraordinary refunds to clients and other payments related to COVID-19 and non-cash rent expense.
(l)

For the three months ended March 31, 2022, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix. For the three months ended March 31, 2021 reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus and CPS. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three Months ended March 31,
(in $ thousands)	2022	2021
Acquisition-related intangibles	$23,136	$16,039
Software	4,946	1,465
Amortization	$28,082	$17,504
Depreciation	507	289
Total Depreciation and amortization[1]	$28,589	$17,793

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

(m)	Represents non-cash deferred debt issuance costs.
(n)	Represents pro forma income tax adjustment effect associated with items adjusted above.
(o)

Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three months ended March 31, 2022 and 2021. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three Months ended March 31,
	2022	2021
Weighted average shares of Class A common stock outstanding - basic	88,607,655	76,602,759
Add: Non-controlling interests Weighted average Post-Merger Repay Units exchangeable for Class A common stock	7,926,576	7,975,826
Shares of Class A common stock outstanding (on an as-converted basis)	96,534,231	84,578,585

Adjusted EBITDA for the three months ended March 31, 2022 and 2021 was $29.3 million and $20.5 million, respectively, representing a 43.3% year-over-year increase. Adjusted Net Income for the three months ended March 31, 2022 and 2021 was $18.4 million and $15.1 million, respectively, representing a 21.6% year-over-year increase. Our net income (loss) attributable to the Company for the three months ended March 31, 2022 and 2021 was $13.7 million and ($15.8) million, respectively, representing a 186.4% year-over-year increase.

These increases in Adjusted EBITDA, Adjusted Net Income, and net income (loss) attributable to the Company for the three months ended March 31, 2022 are primarily due to the organic growth of our business, along with contributions from acquisitions.

Seasonality

We have experienced in the past, and may continue to experience, seasonal fluctuations in our volumes and revenues as a result of consumer spending patterns. Volumes and revenues, per each client store, during the first quarter of the calendar year tend to increase in comparison to the remaining three quarters of the calendar year. This increase is due to consumers’ receipt of tax refunds and the increases in repayment activity levels that follow. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the similar seasonal factors as our volumes and revenues.

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of March 31, 2022, we had $65.3 million of cash and cash equivalents and available borrowing capacity of $165.0 million under the Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $15.5 million at March 31, 2022. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Amended Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.

We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including Hawk Parent, which distributions may be restricted by law or contractual agreements, including agreements governing their indebtedness. For a discussion of those considerations and restrictions, refer to Part I, Item 1A “Risk Factors - Risks Related to Our Class A Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Three Months ended March 31,
(in $ thousands)	2022	2021
Net cash provided by operating activities	$13,754	$4,769
Net cash used in investing activities	(7,566)	(5,206)
Net cash (used in) provided by financing activities	(1,698)	304,379

Cash Flow from Operating Activities

Net cash provided by operating activities was $13.8 million and $4.8 million for the three months ended March 31, 2022 and 2021, respectively, reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $7.6 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively, due to the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash used in financing activities was $1.7 million for the three months ended March 31, 2022, due to the shares repurchased under Equity Plan.

Net cash provided by financing activities was $304.4 million for the three months ended March 31, 2021, due to proceeds from the issuance of new shares in the January 2021 equity offering and the 2026 Notes, offset by repayment of the outstanding revolver balance related to the Successor Credit Agreement and repayments of the term loan principal balance under the Successor Credit Agreement.

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

Amended Credit Agreement

On February 3, 2021, the Company announced the closing of a new undrawn $125.0 million senior secured revolving credit facility through Truist Bank. The Amended Credit Agreement replaced the Successor Credit Agreement, which included an undrawn $30.0 million revolving credit facility.

On December 29, 2021, we increased our existing senior secured credit facilities by $60.0 million to provide for a $185.0 million revolving credit facility pursuant to an amendment to the Amended Credit Agreement.

As of March 31, 2022, the Amended Credit Agreement provides for a revolving credit facility of $185.0 million. As of March 31, 2022, we had $20.0 million drawn against the revolving credit facility at a variable interest rate of 2.25% plus 1-month LIBOR due 2026. We paid $0.2 million and $0.1 million in fees related to unused commitments for the three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022, we had convertible senior debt outstanding of $431.5 million, net of deferred issuance costs, under the 2026 Notes, and revolving credit facility debt outstanding of $17.7 million, net of deferred issuance costs, under the Amended Credit Agreement. We were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants under the 2026 Notes and the Amended Credit Agreement, prospectively.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

There have been no significant changes to our critical accounting policies for the three months ended March 31, 2022. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, for a complete discussion of critical accounting policies.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and LIBOR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of March 31, 2022, we had convertible senior debt of $431.5 million, net of deferred issuance costs, and revolving credit facility borrowings of $17.7 million, net of deferred issuance costs, outstanding under the respective debt agreements. As of December 31, 2021, we had convertible senior debt of $429.3 million, net of deferred issuance costs, and revolving credit facility borrowings of $19.2 million, net of deferred issuance costs, outstanding. The borrowings under the Amended Credit Agreement accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted LIBOR rate plus a margin of 2.50% to 3.50% under the Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the respective agreements governing the Amended Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the three months ended March 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
January 1-31, 2022	3,625	$18.15	-	$-
February 1-28, 2022	36,372	17.51	-	-
March 1-31, 2022	73,268	13.61	-	-
Total	113,265	$15.01	-	$-

(1)

During the three months ended March 31, 2022, pursuant to the Incentive Plan, we withheld 113,265 shares at an average price per share of $15.01 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

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

10.1

Second Amendment to Employment Agreement, dated March 1, 2022, between Repay Management Services LLC (as assignee of M & A Ventures, LLC) and John Morris (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 1, 2022).

10.2*	Employment Agreement, dated April 1, 2020, between Repay Management Services LLC and Jacob H. Moore.

10.3*	First Amendment to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC and Jacob H. Moore.

31.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Form 10‑Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes In Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: May 10, 2022	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)