Form 10-Q
period 2022-06-30
Repay Holdings Corp
filed 2022-08-09
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, there are 91,333,050 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 2,398,645 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of August 4, 2022, the holders of such outstanding shares of Class V common stock also hold 7,883,048 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended June 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, anticipated benefits from our recent acquisitions, the effects of the COVID-19 pandemic, expected demand on our product offering, including further implementation of electronic payment options and statements regarding our market and growth opportunities, and our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to: exposure to economic conditions and political risk affecting the consumer loan market, the receivables management industry and consumer and commercial spending, including inflationary pressures, general economic slowdown or recession; the impacts of the ongoing COVID-19 pandemic, including the continued emergence of new variants, and the actions taken to control or mitigate its spread; a delay or failure to integrate and/or realize the benefits of our recent acquisitions; changes in the payment processing market in which we compete, including with respect to its competitive landscape, technology evolution or regulatory changes; changes in the vertical markets that we target, including the regulatory environment applicable to our clients; the ability to retain, develop and hire key personnel; risks relating to our relationships within the payment ecosystem; risk that we may not be able to execute our growth strategies, including identifying and executing acquisitions; risks relating to data security; changes in accounting policies applicable to us; the risk that we may not be able to maintain effective internal controls; and those risks described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$60,374,827	$50,048,657
Accounts receivable	32,401,380	33,235,745
Prepaid expenses and other	13,598,748	12,427,032
Total current assets	106,374,955	95,711,434

Property, plant and equipment, net	4,513,877	3,801,199
Restricted cash	19,153,955	26,291,269
Intangible assets, net	535,796,229	577,693,902
Goodwill	827,802,003	824,081,632
Operating lease right-of-use assets, net	11,327,015	10,499,751
Deferred tax assets	133,813,455	145,259,883
Other assets	2,499,996	2,499,996
Total noncurrent assets	1,534,906,530	1,590,127,632
Total assets	$1,641,281,485	$1,685,839,066

Liabilities
Accounts payable	$21,573,426	$20,082,651
Related party payable	774,543	17,394,125
Accrued expenses	21,568,148	26,819,083
Current operating lease liabilities	2,206,808	1,990,416
Current tax receivable agreement	24,454,088	24,495,556
Other current liabilities	91,417	1,565,931
Total current liabilities	70,668,430	92,347,762

Long-term debt	449,896,069	448,484,696
Noncurrent operating lease liabilities	9,765,876	9,090,867
Tax receivable agreement, net of current portion	177,469,519	221,332,863
Other liabilities	3,266,978	1,547,087
Total noncurrent liabilities	640,398,442	680,455,513
Total liabilities	$711,066,872	$772,803,275

Commitments and contingencies (Note 12)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized, 88,993,722 issued and 88,892,919 outstanding as of June 30, 2022; 2,000,000,000 shares authorized, and 88,502,621 issued and outstanding as of December 31, 2021	8,889	8,850
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,107,431,623	1,100,012,082
Treasury stock, 100,803 and 0 shares as of June 30, 2022 and December 31, 2021, respectively	(1,151,532)	—
Accumulated other comprehensive loss	(2,205)	(2,205)
Accumulated deficit	(212,352,930)	(226,015,886)
Total Repay stockholders' equity	$893,933,845	$874,002,841
Non-controlling interests	36,280,768	39,032,950
Total equity	$930,214,613	$913,035,791
Total liabilities and equity	$1,641,281,485	$1,685,839,066

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$67,434,781	$48,411,871	$134,998,836	$95,932,367
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	16,731,428	12,720,798	33,296,384	25,195,606
Selling, general and administrative	39,129,912	29,542,047	71,347,805	52,935,414
Depreciation and amortization	29,190,773	19,678,980	57,779,918	37,471,974
Change in fair value of contingent consideration	(1,050,000)	(1,200,000)	(3,950,000)	1,448,786
Total operating expenses	84,002,113	60,741,825	158,474,107	117,051,780
Loss from operations	(16,567,332)	(12,329,954)	(23,475,271)	(21,119,413)
Other income (expense)
Interest expense	(1,051,197)	(816,621)	(2,039,786)	(1,999,978)
Loss on extinguishment of debt	—	—	—	(5,940,600)
Change in fair value of tax receivable liability	19,450,650	(4,355,183)	44,070,035	(3,312,450)
Other income	10,764	34,389	16,824	62,536
Other loss	(150,234)	—	(150,234)	(9,080,410)
Total other income (expense)	18,259,983	(5,137,415)	41,896,839	(20,270,902)
Income (loss) before income tax (expense) benefit	1,692,651	(17,467,369)	18,421,568	(41,390,315)
Income tax (expense) benefit	(3,045,392)	4,117,474	(6,887,934)	10,059,247
Net income (loss)	$(1,352,741)	$(13,349,895)	$11,533,634	$(31,331,068)
Less: Net loss attributable to non-controlling interests	(1,362,153)	(1,080,798)	(2,129,322)	(3,268,070)
Net income (loss) attributable to the Company	$9,412	$(12,269,097)	$13,662,956	$(28,062,998)

Income (loss) per Class A share attributable to the Company:
Basic	$0.00	$(0.15)	$0.15	$(0.36)
Diluted	$0.00	$(0.15)	$0.12	$(0.36)
Weighted-average shares outstanding:
Basic	88,903,674	79,781,185	88,756,482	78,200,752
Diluted	113,250,564	79,781,185	112,866,991	78,200,752

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(1,352,741)	$(13,349,895)	$11,533,634	$(31,331,068)
Other comprehensive income, before tax
Reclassification of net unrealized loss on cash flow hedges to other loss	—	—	—	9,317,244
Total other comprehensive income, before tax	—	—	—	9,317,244
Income tax related to items of other comprehensive income:
Tax expense on reclassification of net unrealized loss on cash flow hedges to other loss	—	—	—	(1,672,743)
Total income tax expense on related to items of other comprehensive income	—	—	—	(1,672,743)
Total other comprehensive income, net of tax	—	—	—	7,644,501
Total comprehensive income (loss)	$(1,352,741)	$(13,349,895)	$11,533,634	$(23,686,567)
Less: Comprehensive loss attributable to non-controlling interests	(1,362,153)	(1,080,798)	(2,129,322)	(2,060,332)
Comprehensive income (loss) attributable to the Company	$9,412	$(12,269,097)	$13,662,956	$(21,626,235)

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

(Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Loss) Income	Interests	Equity
Balance at March 31, 2021	78,084,846	$7,809	100	$-	$839,589,351	$-	$(191,725,614)	$-	$43,399,802	$691,271,348
Issuance of new shares	10,051,302	1,005		-	228,636,942	-	-	-	(387,947)	228,250,000
Exchange of Post-Merger Repay Units	25,267	2		-	135,128	-	-	-	(135,128)	2
Release of share awards vested under Incentive Plan	91,136	9		-	(9)	-	-	-	-	-
Shares repurchased under Incentive Plan	(30,121)	(3)		-	(704,586)	-	-	-	2,216	(702,373)
Stock-based compensation	-	-		-	5,507,001	-	-	-	(1,512)	5,505,489
Valuation allowance on Ceiling Rule DTA	-	-		-	(123)	-	-	-	-	(123)
Net loss	-	-		-	-	-	(12,269,097)	-	(1,080,798)	(13,349,895)
Balance at June 30, 2021	88,222,430	$8,822	100	$-	$1,073,163,704	$-	$(203,994,711)	$-	$41,796,633	$910,974,448

Balance at March 31, 2022	88,817,111	$8,881	100	$-	$1,101,431,734	$-	$(212,362,342)	$(2,205)	$38,241,500	927,317,568
Exchange of Post-Merger Repay Units	43,528	4		-	209,881	-	-	-	(209,885)	-
Release of share awards vested under Incentive Plan and shares purchased under ESPP	146,615	15		-	(15)	-	-	-	-	-
Shares repurchased under Incentive Plan and ESPP	(13,532)	(1)		-	(139,363)	-	-	-	(2,050)	(141,414)
Treasury shares repurchased	(100,803)	(10)		-	-	(1,151,532)	-	-	6,194	(1,145,348)
Stock-based compensation	-	-		-	5,929,386	-	-	-	(6,932)	5,922,454
Tax distribution from Hawk Parent	-	-		-	-	-	-	-	(385,906)	(385,906)
Net loss	-	-		-	-	-	9,412	-	(1,362,153)	(1,352,741)
Balance at June 30, 2022	88,892,919	$8,889	100	$-	$1,107,431,623	$(1,151,532)	$(212,352,930)	$(2,205)	$36,280,768	$930,214,613

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

(Unaudited) (Continued)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Loss) Income	Interests	Equity
Balance at December 31, 2020	71,244,682	$7,125	100	$-	$691,675,072	$-	$(175,931,713)	$(6,436,763)	$46,868,350	$556,182,071
Issuance of new shares	16,295,802	1,629		-	371,048,331	-	-	-	(701,599)	370,348,361
Exchange of Post-Merger Repay Units	400,267	40		-	2,293,502	-	-	-	(2,293,540)	2
Release of share awards vested under Incentive Plan	384,217	38		-	(38)	-	-	-	-	-
Shares repurchased under Incentive Plan	(102,538)	(10)		-	(2,526,521)	-	-	-	6,211	(2,520,320)
Stock-based compensation	-	-		-	10,678,545	-	-	-	(22,457)	10,656,088
Valuation allowance on Ceiling Rule DTA	-	-		-	(5,187)	-	-	-	-	(5,187)
Net loss	-	-		-	-	-	(28,062,998)	-	(3,268,070)	(31,331,068)
Other comprehensive income	-	-		-	-	-	-	6,436,763	1,207,738	7,644,501
Balance at June 30, 2021	88,222,430	$8,822	100	$-	$1,073,163,704	$-	$(203,994,711)	$-	$41,796,633	$910,974,448

Balance at December 31, 2021	88,502,621	$8,850	100	$-	$1,100,012,082	$-	$(226,015,886)	$(2,205)	$39,032,950	$913,035,791
Exchange of Post-Merger Repay Units	43,528	4		-	209,881	-	-	-	(209,885)	-
Release of share awards vested under Incentive Plan and shares purchased under ESPP	574,370	58		-	(58)	-	-	-	-	-
Shares repurchased under Incentive Plan and ESPP	(126,797)	(13)		-	(1,842,168)	-	-	-	2,334	(1,839,847)
Treasury shares repurchased	(100,803)	(10)		-	-	(1,151,532)	-	-	6,194	(1,145,348)
Stock-based compensation	-	-		-	9,051,886	-	-	-	(35,597)	9,016,289
Tax distribution from Hawk Parent	-	-		-	-	-	-	-	(385,906)	(385,906)
Net income (loss)	-	-		-	-	-	13,662,956	-	(2,129,322)	11,533,634
Balance at June 30, 2022	88,892,919	$8,889	100	$-	$1,107,431,623	$(1,151,532)	$(212,352,930)	$(2,205)	$36,280,768	$930,214,613

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$11,533,634	$(31,331,068)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,779,918	37,471,974
Stock based compensation	9,016,289	10,656,090
Amortization of debt issuance costs	1,411,373	1,197,917
Loss on disposal of property and equipment	54,463	—
Loss on termination of lease	95,770	—
Loss on extinguishment of debt	—	5,940,600
Loss on sale of interest rate swaps	—	9,317,243
Fair value change in tax receivable agreement liability	(44,070,035)	3,312,450
Fair value change in other assets and liabilities	(3,950,000)	1,448,786
Payment of contingent consideration liability in excess of acquisition-date fair value	(8,895,626)	—
Deferred tax expense	6,887,934	(10,059,247)
Change in accounts receivable	1,837,711	(3,603,491)
Change in prepaid expenses and other	(1,171,716)	(702,976)
Change in operating lease ROU assets	(827,264)	576,505
Change in accounts payable	1,490,775	3,567,717
Change in related party payable	77,258	340,132
Change in accrued expenses and other	(5,346,705)	(2,945,543)
Change in operating lease liabilities	891,401	(394,915)
Change in other liabilities	245,377	(7,924,883)
Net cash provided by operating activities	27,060,557	16,867,291
Cash flows from investing activities
Purchases of property and equipment	(1,824,474)	(985,274)
Purchases of intangible assets	(14,824,912)	(9,738,165)
Acquisition of CPS, net of cash and restricted cash acquired	—	1,510,778
Acquisition of BillingTree, net of cash and restricted cash acquired	—	(269,825,725)
Acquisition of Kontrol, net of cash and restricted cash acquired	—	(7,471,194)
Net cash used in investing activities	(16,649,386)	(286,509,580)
Cash flows from financing activities
Issuance of long-term debt	—	440,000,000
Payments on long-term debt	—	(262,653,996)
Public issuance of Class A Common Stock	—	142,098,361
Shares repurchased under Incentive Plan and ESPP	(1,839,847)	(2,520,320)
Treasury shares repurchased	(1,145,348)	—
Distributions to Members	(385,906)	—
Payment of loan costs	—	(13,247,617)
Payment of contingent consideration liability up to acquisition-date fair value	(3,851,214)	—
Net cash (used in) provided by financing activities	(7,222,315)	303,676,428
Increase in cash, cash equivalents and restricted cash	3,188,856	34,034,139
Cash, cash equivalents and restricted cash at beginning of period	$76,339,926	$106,504,734
Cash, cash equivalents and restricted cash at end of period	$79,528,782	$140,538,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$628,413	$802,060

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Acquisition of Kontrol in exchange for contingent consideration	$—	$500,000

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

Principles of Consolidation

The consolidated financial statements include the accounts of Repay Holdings Corporation and its (i) wholly owned subsidiary, BT Intermediate, LLC, and (ii) majority-owned subsidiary, Hawk Parent Holdings LLC, along with Hawk Parent Holdings LLC's wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Services LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC, Marlin Acquirer, LLC, REPAY International LLC, REPAY Canada Solutions ULC, TriSource Solutions, LLC (“TriSource”), Mesa Acquirer, LLC, CDT Technologies LTD (“Ventanex”), Viking GP Holdings, LLC, cPayPlus, LLC (“cPayPlus”), CPS Payment Services, LLC, Media Payments, LLC (“MPI”), Custom Payment Systems, LLC, Electronic Payment Providers, LLC, Blue Cow Software, LLC, Hoot Payment Solutions, LLC, Internet Payment Exchange, LLC, Stratus Payment Solutions, LLC, Clear Payment Solutions, LLC, Harbor Acquisition LLC, Payix Holdings Incorporated and Payix Incorporated. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Correction of Immaterial Error in Previously Issued Financial Statements

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company identified an error in the presentation of the reclassification of net unrealized loss on cash flow hedges to other loss and its related tax expenses within the Consolidated Statements of Comprehensive Income in previous reporting periods beginning the three months ended March 31, 2021, which resulted in a decrease of Comprehensive loss attributable to the Company from ($28.1) million to ($21.6) million for the six months ended June 30, 2021. Comprehensive loss attributable to the Company for the three months ended June 30, 2021 was not impacted. Net income (loss) for the three and six months ended June 30, 2021 and Total equity as of June 30, 2021 were not impacted. The Company assessed the materiality of the misstatement both quantitatively and qualitatively in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, as well as SEC Staff Accounting Bulletins No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the misstatement was not material to the Company’s previously issued unaudited interim consolidated financial statements for the prior periods and that amendments of previously filed reports were not required.

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

3. Revenue

Disaggregation of revenue

The table below presents a disaggregation of revenue by direct and indirect relationships for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Direct relationships	$63,845,312	$47,286,567	$127,483,070	$94,042,003
Indirect relationships	3,589,469	1,125,304	7,515,766	1,890,364
Total Revenue	$67,434,781	$48,411,871	$134,998,836	$95,932,367

4. Earnings Per Share

During the three and six months ended June 30, 2021, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested restricted share awards and the Company’s Convertible Senior Notes due 2026 (“2026 Notes”) would have been anti-dilutive.

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) before income tax expense	$1,692,651	$(17,467,369)	$18,421,568	$(41,390,315)
Less: Net loss attributable to non-controlling interests	(1,362,153)	(1,080,798)	(2,129,322)	(3,268,070)
Income tax (expense) benefit	(3,045,392)	4,117,474	(6,887,934)	10,059,247
Net (loss) income attributable to the Company	$9,412	$(12,269,097)	$13,662,956	$(28,062,998)

Weighted average shares of Class A common stock outstanding - basic	88,903,674	79,781,185	88,756,482	78,200,752
Add weighted average effect of dilutive common stock equivalent shares:
Post-Merger Repay Units exchangeable for Class A common stock	7,883,048		7,883,048
Unvested restricted share awards of Class A common stock	3,365,729		3,130,785
Outstanding ESPP purchase rights for Class A common stock	2,876		1,438
2026 Notes convertible into Class A common stock	13,095,238		13,095,238
Weighted average shares of Class A common stock outstanding - diluted	113,250,564		112,866,991

Income (loss) per share of Class A common stock outstanding - basic	$0.00	$(0.15)	$0.15	$(0.36)
Income (loss) per share of Class A common stock outstanding - diluted	$0.00	$(0.15)	$0.12	$(0.36)

For the three and six months ended June 30, 2021, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Post-Merger Repay Units exchangeable for Class A common stock	7,933,893	7,933,893
Unvested restricted share awards of Class A common stock	2,860,945	2,860,945
2026 Notes convertible into Class A common stock	13,095,238	13,095,238
Share equivalents excluded from earnings (loss) per share	23,890,076	23,890,076

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

The following summarizes the purchase consideration paid to the seller of BillingTree:

Cash consideration	$277,521,139
Class A common stock issued	228,250,000
Total purchase price	$505,771,139

The Company recorded an allocation of the purchase price to BillingTree’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 15, 2021 closing date. The purchase price allocation is as follows:

Cash and cash equivalents	$8,243,569
Accounts receivable	4,627,240
Prepaid expenses and other current assets	1,601,854
Total current assets	14,472,663
Property, plant and equipment, net	541,244
Restricted cash	274,954
Other assets	1,782,488
Identifiable intangible assets	236,810,000
Total identifiable assets acquired	253,881,349
Accounts payable	(2,552,251)
Accrued expenses and other liabilities	(6,982,918)
Deferred tax liability	(36,095,307)
Net identifiable assets acquired	208,250,873
Goodwill	297,520,266
Total purchase price	$505,771,139

The values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.3	2
Trade names	7.8	Indefinite
Developed technology	26.2	3
Merchant relationships	202.5	10
	$236.8

Goodwill of $297.5 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $66.5 million is expected to be deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of BillingTree.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

The following summarizes the purchase consideration paid to the owner of Kontrol:

Cash consideration	$7,439,373
Contingent consideration (1)	500,000
Total purchase price	$7,939,373

(1)
Reflects the fair value of the Kontrol earnout payment, the contingent consideration to be paid to the selling members of Kontrol, pursuant to the Kontrol Purchase Agreement as of June 22, 2021. The selling partners of Kontrol will have the contingent earnout right to receive a payment of up to $3.0 million, dependent upon the Gross Profit, as defined in the Kontrol Purchase Agreement. As of June 30, 2022, the fair value of the Kontrol earnout was $0.1 million, which resulted in a ($0.2) million and ($0.8) million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively.

The Company recorded an allocation of the purchase price to Kontrol’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 22, 2021 closing date. The purchase price allocation is as follows:

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

(1)
Reflects the fair value of the Payix earnout payment, the contingent consideration to be paid to the former owners of Payix, pursuant to the Payix Purchase Agreement as of December 31, 2021. The former owners of Payix will have the contingent earnout right to receive a payment of up to $20.0 million, dependent upon the Gross Profit, as defined in the Payix Purchase Agreement. As of June 30, 2022, the fair value of the Payix earnout was $0, which resulted in a ($0.5) million and ($2.9) million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Measurement Period

The preliminary purchase price allocation for the acquisition of Payix is based on initial estimates and provisional amounts. The Company continues to refine its inputs and estimates inherent in the valuation of intangible assets, deferred income taxes, property and equipment and the accuracy and completeness of liabilities within the measurement period.

Transaction Expenses

The Company incurred transaction expenses of $1.8 million and $4.3 million for the three and six months ended June 30, 2022, respectively, related to the acquisitions of BillingTree, Kontrol, and Payix. The Company incurred transaction expenses of $2.7 million and $3.7 million for the three and six months ended June 30, 2021, respectively, related to the acquisitions of Ventanex, cPayPlus and CPS Payment Services, LLC (together with its affiliated companies, “CPS”), BillingTree, and Kontrol.

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

	Pro Forma Three Months Ended June 30,		Pro Forma Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$67,434,781	$62,338,919	$134,998,836	$127,593,664
Net income (loss)	(1,352,741)	(18,153,420)	11,533,634	(30,120,131)
Net loss attributable to non-controlling interests	(1,362,153)	(1,506,344)	(2,129,322)	(3,158,881)
Net income (loss) attributable to the Company	9,412	(16,647,076)	13,662,956	(26,961,250)

Income (loss) per Class A share - basic	$0.00	$(0.21)	$0.15	$(0.34)
Income (loss) per Class A share - diluted	$0.00	$(0.21)	$0.12	$(0.34)

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

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Other assets	$—	$2,499,996	$—	$2,499,996
Total assets	$—	$2,499,996	$—	$2,499,996
Liabilities:
Contingent consideration	$—	$—	$350,000	$350,000
Borrowings	—	449,896,069	—	449,896,069
Tax receivable agreement	—	—	201,923,607	201,923,607
Total liabilities	$—	$449,896,069	$202,273,607	$652,169,676

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Other assets	$—	$2,499,996	$—	$2,499,996
Total assets	$—	$2,499,996	$—	$2,499,996
Liabilities:
Contingent consideration	$—	$—	$17,046,840	$17,046,840
Borrowings	—	448,484,696	—	448,484,696
Tax receivable agreement	—	—	245,828,419	245,828,419
Total liabilities	$—	$448,484,696	$262,875,259	$711,359,955

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

The Company used a discount rate to determine the present value, based on a risk-free rate adjusted for a credit spread, of the contingent consideration in the simulation approach. A range of 8.2% to 8.2% and weighted average of 8.20% was applied to the simulated contingent consideration payments, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date.

The following table provides a rollforward of the contingent consideration related to previous business acquisitions. Refer to Note 5 for more details.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$17,046,840	$15,800,000
Purchases	—	1,500,000
Payments	(12,746,840)	(948,786)
Valuation adjustment	(3,950,000)	1,448,786
Balance at end of period	$350,000	$17,800,000

Borrowings

The carrying value of the 2026 Notes, revolving credit facility and term loan is net of unamortized debt discount and debt issuance costs. The carrying amount of the Company’s borrowings approximates fair value because interest rates on these instruments approximate market interest rates. The fair value of the Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the market interest rates are generally observable and do not contain a high level of subjectivity. See Note 10 for further discussion on borrowings.

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

The Company used a discount rate, also referred to as the Early Termination Rate, as defined in the TRA, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 4.62% was applied to the forecasted TRA payments at June 30, 2022, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance was adjusted by $44.1 million through accretion expense and a valuation adjustment, related to an increase in the discount rate, which was 1.58% as of December 31, 2021.

The following table provides a rollforward of the TRA related to the acquisition and exchanges of Post-Merger Repay Units. See Note 15 for further discussion on the TRA.

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$245,828,419	$229,228,105
Purchases	165,223	2,424,107
Accretion expense	2,656,847	1,522,939
Valuation adjustment	(46,726,882)	1,789,511
Balance at end of period	$201,923,607	$234,964,662

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

7. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Furniture, fixtures, and office equipment	$3,362,839	$2,763,380
Computers	4,468,782	3,408,336
Leasehold improvements	523,732	430,894
Total	8,355,353	6,602,610
Less: Accumulated depreciation and amortization	3,841,476	2,801,411
	$4,513,877	$3,801,199

Depreciation expense for property and equipment was $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively. Depreciation expense for property and equipment was $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively.

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of June 30, 2022 and December 31, 2021, the indefinite-lived intangible assets consist of five trade names, arising from the acquisitions of Hawk Parent, MPI, BillingTree, Kontrol and Payix.

Intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$539,850,000	$110,214,370	$429,635,630	7.90
Channel relationships	13,490,000	2,363,602	11,126,398	8.25
Software costs	177,842,473	111,707,683	66,134,790	0.99
Non-compete agreements	4,580,000	3,820,589	759,411	0.71
Trade name	28,140,000	—	28,140,000	—
Balance as of June 30, 2022	$763,902,473	$228,106,244	$535,796,229	6.19

Customer relationships	$539,850,000	$83,014,231	$456,835,769	8.40
Channel relationships	12,550,000	1,146,935	11,403,065	8.65
Software costs	163,957,560	83,162,612	80,794,948	1.48
Non-compete agreements	4,580,000	4,059,880	520,120	0.88
Trade name	28,140,000	—	28,140,000	—
Balance as of December 31, 2021	$749,077,560	$171,383,658	$577,693,902	6.79

The Company’s amortization expense for intangible assets was $28.6 million and $56.7 million for the three and six months ended June 30, 2022, respectively. The Company’s amortization expense for intangible assets was $19.1 million and $36.6 million for the three and six months ended June 30, 2021, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

Year Ending December 31,	Estimated Future Amortization Expense
2022	$35,146,776
2023	64,956,890
2024	50,937,239
2025	35,462,081
2026	34,365,944
Thereafter	286,787,299

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

9. Goodwill

The following table presents changes to goodwill for the six months ended June 30, 2022.

Total
Balance at December 31, 2021	$824,081,632
Acquisitions	—
Dispositions	—
Impairment Loss	—
Measurement period adjustment	3,720,371
Balance at June 30, 2022	$827,802,003

During the six months ended June 30, 2022, the Company recognized a $3.7 million measurement period adjustment in accordance with the BillingTree acquisition, primarily related to a $4.7 million increase in deferred tax liability as a result of the finalization of the tax basis balance sheet. An increase in accounts receivable of $1.0 million was also recognized related to updated collection information on the acquired receivables.

The Company has only one operating segment and, based on the criteria outlined in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), only one reporting unit that needs to be tested for goodwill impairment. Accordingly, goodwill was reviewed for impairment at the consolidated entity level. The Company concluded that goodwill was not impaired as of June 30, 2022. As of June 30, 2022 and December 31, 2021, there were no accumulated impairment losses on the Company’s goodwill.

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

Amended Credit Agreement

On February 3, 2021, the Company announced the closing of a new undrawn $125.0 million senior secured revolving credit facility through Truist Bank (the “Amended Credit Agreement”). The Amended Credit Agreement replaces the Company’s Successor Credit Agreement, which included an undrawn $30.0 million Revolving Credit Facility.

On December 29, 2021, the Company increased its existing senior secured credit facility by $60.0 million to provide for a $185.0 million revolving credit facility in favor of Hawk Parent pursuant to an amendment to the Amended Credit Agreement. The revolving credit facility is guaranteed by Repay Holdings Corporation and certain of its subsidiaries. The Company was in compliance with its restrictive covenants under the Amended Credit Agreement at June 30, 2022.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

As of June 30, 2022, the Company had $20.0 million drawn against the revolving credit facility at a variable interest rate of 2.25% plus 1-month LIBOR due 2026. The Company paid $0.1 million and $0.3 million in fees related to unused commitments for the three and six months ended June 30, 2022, respectively. The Company paid $0.1 million and $0.2 million in fees related to unused commitments for the three and six months ended June 30, 2021, respectively. The Company’s interest expense on the revolving credit facility totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively. The Company’s interest expense on the line of credit totaled $0 for both the three and six months ended June 30, 2021.

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

During the six months ended June 30, 2022, the conversion contingencies of the 2026 Notes were not met, and the conversion terms of the 2026 Notes were not significantly changed. The shares issuable upon conversion of the 2026 Notes were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive.

The following table summarized the total borrowings under the Amended Credit Agreement and 2026 Notes:

	June 30, 2022	December 31, 2021
Non-current indebtedness:
Revolving Credit Facility (1)	$20,000,000	$20,000,000
Convertible Senior Debt	440,000,000	440,000,000
Total borrowings under credit facility and convertible senior debt	460,000,000	460,000,000
Less: Long-term loan debt issuance cost (2)	10,103,931	11,515,304
Total non-current borrowings	$449,896,069	$448,484,696

(1)
The revolving credit facility bears interest at variable rates, which were 3.92% and 2.35% as of June 30, 2022 and December 31, 2021, respectively.
(2)
The Company incurred $0.7 million and $1.4 million of interest expense for the amortization of deferred debt issuance costs for the three and six months ended June 30, 2022, respectively. The Company incurred $2.5 million of interest expense for the amortization of deferred debt issuance costs for the year ended December 31, 2021.

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

On February 21, 2020, the Company entered into a swap transaction with Regions Bank. On a quarterly basis, commencing on March 31, 2020 up to and including the termination date, the Company made fixed payments on a beginning notional amount of $30.0 million, then a revised notional amount of $65.0 million beginning on September 30, 2020. On a quarterly basis, commencing on February 21, 2020 up to and including the termination date, the counterparty made floating rate payments based on the 3-month LIBOR on the beginning notional amount of $30.0 million, then a revised notional amount of $65.0 million beginning on September 30, 2020.

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

The components of lease cost are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of total lease costs:
Operating lease cost	$678,528	$555,384	$1,368,334	$1,096,023
Short-term lease cost	21,900	15,841	33,907	27,241
Variable lease cost	—	—	—	—
Total lease cost	$700,428	$571,225	$1,402,241	$1,123,264

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Amounts reported in the Consolidated Balance Sheets were as follows:

	June 30, 2022	December 31, 2021
Operating leases:
ROU assets	$11,327,015	$10,499,751
Lease liability, current	2,206,808	1,990,416
Lease liability, long-term	9,765,876	9,090,867
Total lease liabilities	$11,972,684	$11,081,283

Weighted-average remaining lease term (in years)	4.5	5.2
Weighted-average discount rate (annualized)	4.5%	4.3%

Other information related to leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$684,020	$472,705	1,328,746	$931,353
ROU assets obtained in exchange for lease liabilities:
Operating leases	979,720	—	2,511,409	—

The following table presents a maturity analysis of the Company’s operating leases liabilities as of June 30, 2022:

2022	$1,299,115
2023	2,773,614
2024	2,591,509
2025	2,420,774
2026	2,324,416
Thereafter	2,009,075
Total undiscounted lease payments	13,418,503
Less: Imputed interest	1,445,819
Total lease liabilities	$11,972,684

13. Related Party Transactions

Related party payables consisted of the following:

	June 30,	December 31,
	2022	2021
Ventanex accrued earnout liability	$—	$12,746,840
CPS accrued earnout liability	250,000	600,000
Kontrol accrued earnout liability	100,000	850,000
Payix accrued earnout liability	—	2,850,000
Other payables to related parties	424,543	347,285
	$774,543	$17,394,125

The Company incurred transaction costs on behalf of related parties of $2.7 million and $5.9 million for the three and six months ended June 30, 2022, respectively. The Company incurred transaction costs on behalf of related parties of $1.7 million and $2.9 million for the three and six months ended June 30, 2021, respectively. These costs consist of retention bonuses and other compensation to employees, associated with the costs resulting from the integration of new businesses.

The Company held receivables from related parties of $0.3 million as of both June 30, 2022 and December 31, 2021. These amounts were due from employees, related to tax withholding on vesting of equity compensation. See Note

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

14. Share Based Compensation for more detail on these restricted share awards. Further, the Company owed employees $0.0 million for amounts paid on behalf of the Company as of both June 30, 2022 and December 31, 2021.

The Company owed $0.8 million and $17.4 million to related parties, in the form of contingent consideration payable to the sellers of CPS, Kontrol and Payix, who were employees of REPAY, as of June 30, 2022 and December 31, 2021, respectively. In April 2022, the Company paid the Ventanex earnout payment of $12.7 million.

14. Share Based Compensation

Omnibus Incentive Plan

At the 2019 Annual Shareholders Meeting of Thunder Bridge, the shareholders considered and approved the 2019 Omnibus Incentive Plan (the “Incentive Plan”) which resulted in the reservation of 7,326,728 shares of Class A common stock for issuance thereunder. The Incentive Plan initially became effective immediately upon the closing of the Business Combination. In June 2022, the Incentive Plan was amended and restated to reserve a total of 13,826,728 shares of Class A common stock for issuance thereunder.

Under this plan, the Company currently has three types of share-based compensation awards outstanding: performance stock units (“PSUs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).

The following table summarized share-based compensation expense and the related income tax benefit recognized for the Company’s share-based compensation awards:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Share-based compensation expense	$5.9	$5.5	$9.0	$10.7
Income tax benefit	1.0	0.5	2.2	2.1

Activities for RSAs for the six months ended June 30, 2022 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,971,245	$17.80
Granted	1,091,759	15.78
Forfeited (1)(2)	199,309	17.84
Vested	393,494	15.89
Unvested at June 30, 2022	2,470,201	$17.17

Activities for RSUs for the six months ended June 30, 2022 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	46,026	$22.16
Granted	108,909	13.22
Forfeited	—	—
Vested	46,026	22.16
Unvested at June 30, 2022	108,909	$13.22

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Activities for PSUs for the six months ended June 30, 2022 are as follows:

	Class A Common Stock (3)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	498,363	$20.16
Granted	390,227	16.72
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2022	888,590	$18.65

(1)
The forfeited shares include employee terminations during the six months ended June 30, 2022; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.
(2)
Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations. The awards are not deemed outstanding; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.
(3)
Represent shares to be paid out at target level.

Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $34.7 million at June 30, 2022, which is expected to be recognized as expense over the weighted-average period of 2.65 years. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $29.9 million at June 30, 2021, which is expected to be recognized as expense over the weighted-average period of 2.74 years.

Employee Stock Purchase Plan

On August 18, 2021, the Company’s stockholders approved the Repay Holdings Corporation 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees with the opportunity to purchase the Company’s Class A common stock through accumulated payroll deductions. A total of 1,000,000 shares of the Company’s Class A common stock are available for issuance under the ESPP. Under the ESPP, participants are offered the right to purchase shares of our Class A common stock at a discount during a series of offering periods. The length of the offering periods under the ESPP will be determined by the administrator and may be up to twenty-seven months long.
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

The Company’s effective tax rate was 181% and 37.4% for the three and six months ended June 30, 2022, respectively. The Company recorded an income tax expense of $3.0 million and $6.9 million for the three and six months ended June 30, 2022, respectively. The effective tax rate for the three and six months ended June 30, 2022 includes a stock-based compensation adjustments excess tax shortfall related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs. The effective tax rate of the Company differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, the relative weighting of the noncontrolling interest, and lower income from operations over the current relevant period. The Company’s effective tax rate was 23.6% and 24.3% for the three and six months ended June 30, 2021, respectively. The Company recorded an income tax benefit of $4.1 million and $10.1 million for the three and six months ended June 30, 2021, respectively. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax. As such, the effective tax rate can vary from period to period.

The Company recognized $3.0 million and $6.9 million for the three and six months ended June 30, 2022, respectively, of deferred tax assets related to the income tax expense derived from the net operating income generated over the same period. The Company recognized $4.1 million and $10.1 million for the three and six months ended June 30,

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

2021, respectively, of deferred tax assets related to the income tax benefit derived from the net operating loss over the same period.

Deferred tax assets, net of $133.8 million as of June 30, 2022, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent purchase of Post-Merger Repay Units by the Company pursuant to the Unit Purchase Agreements entered into in 2020 with CC Payment Holdings, LLC, an entity controlled by Corsair, and the subsequent exchanges of Post-Merger Repay Units for shares of the Company’s Class A common stock in accordance with the Exchange Agreement. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $36.1 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date.

The Company did not recognize any adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) recorded as a result of the ceiling rule limitation arising under Code Sec. 704(c) for the six months ended June 30, 2022, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions. As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of June 30, 2022.

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

As of June 30, 2022, the Company had a liability of $201.9 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Consolidated Balance Sheet. The decrease of $43.9 million in the TRA liability for the six months ended June 30, 2022, was primarily a result of the change in the Early Termination Rate.

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

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $6.2 billion and $12.6 billion of total card payment volume for the three and six months ended June 30, 2022, respectively, and our card payment volume growth over the same periods in 2021 was approximately 34% and 37%, respectively.

Macroeconomic Conditions and COVID-19

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), rising interest rates, supply chain issues and slower growth. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors could adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time.

In addition, the ultimate impact of the COVID-19 pandemic on our results remains uncertain. Although our operations have continued effectively despite social distancing and other measures taken in response to the pandemic, it is possible that we could be adversely affected if the COVID-19 pandemic (including the continued emergence of new variants) results in new or additional mitigation efforts (including actions which could cause or exacerbate economic conditions described in the preceding paragraph).

Finally, the impact of all of these various events on our results in the first six months of 2022 may not be necessarily indicative of their impact on our results for the remainder of 2022.

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

•
the dollar amount volume and the number of transactions that are processed by the clients that we currently serve;
•
our ability to attract new clients and onboard them as active processing clients;
•
our ability to (i) successfully integrate recent acquisitions and (ii) complete future acquisitions;
•
our ability to offer new and competitive payment technology solutions to our clients; and
•
general economic conditions and consumer finance trends.

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. During the three and six months ended June 30, 2022 and 2021, our chargeback rate was less than 1% of our card payment volume.

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

Results of Operations (Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
(in $ thousands)	2022	2021	2022	2021
Revenue	$67,435	$48,412	$134,999	$95,932
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	16,731	12,721	33,296	25,196
Selling, general and administrative	39,130	29,542	71,348	52,935
Depreciation and amortization	29,191	19,679	57,780	37,472
Change in fair value of contingent consideration	(1,050)	(1,200)	(3,950)	1,449
Total operating expenses	$84,002	$60,742	$158,474	$117,052
Loss from operations	$(16,567)	$(12,330)	$(23,475)	$(21,120)
Interest expense	(1,051)	(817)	(2,040)	(2,000)
Loss on extinguishment of debt	—	—	—	(5,941)
Change in fair value of tax receivable liability	19,450	(4,355)	44,070	(3,312)
Other income	10	34	17	63
Other loss	(150)	—	(150)	(9,080)
Total other income (expense)	18,259	(5,138)	41,897	(20,270)
Income (loss) before income tax (expense) benefit	1,692	(17,468)	18,422	(41,390)
Income tax (expense) benefit	(3,045)	4,117	(6,888)	10,059
Net income (loss)	$(1,353)	$(13,351)	$11,534	$(31,331)
Net loss attributable to non-controlling interest	(1,362)	(1,081)	(2,129)	(3,268)
Net income (loss) attributable to the Company	$9	$(12,270)	$13,663	$(28,063)

Weighted-average shares of Class A common stock outstanding - basic	88,903,674	79,781,185	88,756,482	78,200,752
Weighted-average shares of Class A common stock outstanding - diluted	113,250,564	79,781,185	112,866,991	78,200,752

Income (loss) per Class A share - basic	$0.00	$(0.15)	$0.15	$(0.36)
Income (loss) per Class A share - diluted	$0.00	$(0.15)	$0.12	$(0.36)

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue

Total revenue was $67.4 million for the three months ended June 30, 2022 and $48.4 million for the three months ended June 30, 2021, an increase of $19.0 million or 39.3%. This increase was the result of newly signed clients, the growth of our existing clients, as well as the acquisitions of BillingTree, Kontrol, and Payix. For the three months ended June 30, 2022, incremental revenues of approximately $14.2 million are attributable to BillingTree, Kontrol and Payix.

Costs of Services

Costs of services were $16.7 million for the three months ended June 30, 2022 and $12.7 million for the three months ended June 30, 2021, an increase of $4.0 million or 31.5%. This increase was the result of the acquisitions of BillingTree, Kontrol, and Payix. For the three months ended June 30, 2022, incremental costs of services of approximately $2.6 million are attributable to BillingTree, Kontrol and Payix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $39.1 million for the three months ended June 30, 2022 and $29.5 million for the three months ended June 30, 2021, an increase of $9.6 million or 32.5%, primarily due to a $6.1 million increase in compensation expenses with general business growth and increased employees related to acquisitions, and a $1.9 million increase in software and technological services expenses related to the integration of acquired businesses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $29.2 million for the three months ended June 30, 2022 and $19.7 million for the three months ended June 30, 2021, an increase of $9.5 million or 48.3%, primarily due to a $9.4 million increase in depreciation and amortization of fixed assets and intangibles from the acquisitions of BillingTree, Kontrol and Payix.

Change in the Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was ($1.1) million for the three months ended June 30, 2022, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of CPS, Kontrol and Payix.

Interest Expense

Interest expense was $1.1 million for the three months ended June 30, 2022 and $0.8 million for the three months ended June 30, 2021, an increase of $0.2 million or 28.6%. This increase was due to a higher average outstanding principal balance under our Amended Credit Agreement.

Change in Fair Value of Tax Receivable Liability

We incurred a gain, related to accretion expense and fair value adjustment of the tax receivable liability of $19.5 million for the three months ended June 30, 2022 compared to a $4.4 million loss for the three months ended June 30, 2021, an increase of $23.8 million. This increase was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate used to determine the fair value of the liability.

Income Tax (Expense) Benefit

The income tax expense was $3.0 million for the three months ended June 30, 2022, reflecting the expected income tax expense on the income generated over the same period. This was a result of the operating income incurred by the Company, primarily driven by the change in fair value of the tax receivable liability and contingent consideration, offset by stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions. The income tax benefit was $4.1 million for the three months ended June 30, 2021, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenue

Total revenue was $135.0 million for the six months ended June 30, 2022 and $95.9 million for the six months ended June 30, 2021, an increase of $39.1 million or 40.7%. This increase was the result of newly signed clients, the growth of our existing clients, as well as the acquisitions of BillingTree, Kontrol, and Payix. For the six months ended June 30, 2022, incremental revenues of approximately $31.4 million are attributable to BillingTree, Kontrol and Payix.

Costs of Services

Costs of services were $33.3 million for the six months ended June 30, 2022 and $25.2 million for the six months ended June 30, 2021, an increase of $8.1 million or 32.1%. This increase was the result of the acquisitions of BillingTree, Kontrol, and Payix. For the six months ended June 30, 2022, incremental costs of services of approximately $5.6 million are attributable to BillingTree, Kontrol and Payix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $71.3 million for the six months ended June 30, 2022 and $52.9 million for the six months ended June 30, 2021, an increase of $18.4 million or 34.8%, primarily due to a $12.3 million increase in compensation expenses with general business growth and increased employees related to acquisitions, and a $3.6 million increase in software and technological services expenses related to the integration of acquired businesses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $57.8 million for the six months ended June 30, 2022 and $37.5 million for the six months ended June 30, 2021, an increase of $20.3 million or 54.2%, primarily due to a $18.8 million increase in depreciation and amortization of fixed assets and intangibles from the acquisitions of BillingTree, Kontrol and Payix.

Change in the Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was ($4.0) million for the six months ended June 30, 2022, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of CPS, Kontrol and Payix.

Interest Expense

Interest expense was $2.0 million for the six months ended June 30, 2022 and $2.0 million for the six months ended June 30, 2021, an increase of $0.0 million or 2.0%. This increase was due to a higher average outstanding principal balance under our Amended Credit Agreement.

Loss on Extinguishment of Debt

We incurred a loss of $5.9 million on extinguishment of debt for the six months ended June 30, 2021, due to the termination in full of all outstanding Delayed Draw Term Loan commitments under the Successor Credit Agreement.

Change in Fair Value of Tax Receivable Liability

We incurred a gain, related to accretion expense and fair value adjustment of the tax receivable liability of $44.1 million for the six months ended June 30, 2022 compared to a $3.3 million loss for the six months ended June 30, 2021, an increase of $47.4 million. This increase was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate used to determine the fair value of the liability.

Other Loss

We incurred a loss of $9.1 million on the settlement of interest rate swaps for the six months ended June 30, 2021.

Income Tax (Expense) Benefit

The income tax expense was $6.9 million for the six months ended June 30, 2022, reflecting the expected income tax expense on the income generated over the same period. This was a result of the operating income incurred by the Company, primarily driven by the change in fair value of the tax receivable liability and contingent consideration, offset by stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions. The income tax benefit was $10.1 million for the six months ended June 30, 2021, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent.

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

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three and six months ended June 30, 2022 and 2021 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three and six months ended June 30, 2022 and 2021.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended June 30, 2022 and 2021

(Unaudited)

	Three Months ended June 30,
(in $ thousands)	2022	2021
Revenue	$67,435	$48,412
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$16,731	$12,721
Selling, general and administrative	39,130	29,542
Depreciation and amortization	29,191	19,679
Change in fair value of contingent consideration	(1,050)	(1,200)
Total operating expenses	$84,002	$60,742
Loss from operations	$(16,567)	$(12,330)
Interest expense	(1,051)	(817)
Change in fair value of tax receivable liability	19,450	(4,355)
Other income	10	34
Other loss	(150)	—
Total other income (expense)	18,259	(5,138)
Income (loss) before income tax (expense) benefit	1,692	(17,468)
Income tax (expense) benefit	(3,045)	4,117
Net income (loss)	$(1,353)	$(13,351)

Add:
Interest expense	1,051	817
Depreciation and amortization (a)	29,191	19,679
Income tax expense (benefit)	3,045	(4,117)
EBITDA	$31,934	$3,028

Non-cash change in fair value of contingent consideration (b)	(1,050)	(1,200)
Non-cash change in fair value of assets and liabilities (c)	(19,450)	4,355
Share-based compensation expense (d)	5,934	5,505
Transaction expenses (e)	7,069	6,978
Employee recruiting costs (f)	259	38
Other taxes (g)	548	420
Restructuring and other strategic initiative costs (h)	1,435	945
Other non-recurring charges (i)	957	334
Adjusted EBITDA	$27,636	$20,403

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the six months ended June 30, 2022 and 2021

(Unaudited)

	Six Months ended June 30,
(in $ thousands)	2022	2021
Revenue	$134,999	$95,932
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$33,296	$25,196
Selling, general and administrative	71,348	52,935
Depreciation and amortization	57,780	37,472
Change in fair value of contingent consideration	(3,950)	1,449
Total operating expenses	$158,474	$117,052
Loss from operations	$(23,475)	$(21,120)
Interest expense	(2,040)	(2,000)
Loss on extinguishment of debt	—	(5,941)
Change in fair value of tax receivable liability	44,070	(3,312)
Other income	17	63
Other loss	(150)	(9,080)
Total other income (expense)	41,897	(20,270)
Income (loss) before income tax (expense) benefit	18,422	(41,390)
Income tax (expense) benefit	(6,888)	10,059
Net income (loss)	$11,534	$(31,331)

Add:
Interest expense	2,040	2,000
Depreciation and amortization (a)	57,780	37,472
Income tax expense (benefit)	6,888	(10,059)
EBITDA	$78,242	$(1,918)

Loss on extinguishment of debt (j)	—	5,941
Loss on termination of interest rate hedge (k)	—	9,080
Non-cash change in fair value of contingent consideration (b)	(3,950)	1,449
Non-cash change in fair value of assets and liabilities (c)	(44,070)	3,312
Share-based compensation expense (d)	9,292	10,656
Transaction expenses (e)	11,999	9,318
Employee recruiting costs (f)	459	174
Other taxes (g)	698	559
Restructuring and other strategic initiative costs (h)	2,681	1,573
Other non-recurring charges (i)	1,614	720
Adjusted EBITDA	$56,965	$40,864

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended June 30, 2022 and 2021

(Unaudited)

	Three Months ended June 30,
(in $ thousands)	2022	2021
Revenue	$67,435	$48,412
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$16,731	$12,721
Selling, general and administrative	39,130	29,542
Depreciation and amortization	29,191	19,679
Change in fair value of contingent consideration	(1,050)	(1,200)
Total operating expenses	$84,002	$60,742
Loss from operations	$(16,567)	$(12,330)
Interest expense	(1,051)	(817)
Change in fair value of tax receivable liability	19,450	(4,355)
Other income	10	34
Other loss	(150)	—
Total other income (expense)	18,259	(5,138)
Income (loss) before income tax (expense) benefit	1,692	(17,468)
Income tax (expense) benefit	(3,045)	4,117
Net income (loss)	$(1,353)	$(13,351)

Add:
Amortization of acquisition-related intangibles (l)	25,941	17,270
Non-cash change in fair value of contingent consideration (b)	(1,050)	(1,200)
Non-cash change in fair value of assets and liabilities (c)	(19,450)	4,355
Share-based compensation expense (d)	5,934	5,505
Transaction expenses (e)	7,069	6,978
Employee recruiting costs (f)	259	38
Restructuring and other strategic initiative costs (h)	1,435	945
Other non-recurring charges (i)	957	334
Non-cash interest expense (m)	709	802
Pro forma taxes at effective rate (n)	(4,368)	(7,693)
Adjusted Net Income	$16,083	$13,983

Shares of Class A common stock outstanding (on an as-converted basis) (o)	96,787,200	87,734,237
Adjusted Net income per share	$0.17	$0.16

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the six months ended June 30, 2022 and 2021

(Unaudited)

	Six Months ended June 30,
(in $ thousands)	2022	2021
Revenue	$134,999	$95,932
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$33,296	$25,196
Selling, general and administrative	71,348	52,935
Depreciation and amortization	57,780	37,472
Change in fair value of contingent consideration	(3,950)	1,449
Total operating expenses	$158,474	$117,052
Loss from operations	$(23,475)	$(21,120)
Interest expense	(2,040)	(2,000)
Loss on extinguishment of debt	—	(5,941)
Change in fair value of tax receivable liability	44,070	(3,312)
Other income	17	63
Other loss	(150)	(9,080)
Total other income (expense)	41,897	(20,270)
Income (loss) before income tax (expense) benefit	18,422	(41,390)
Income tax (expense) benefit	(6,888)	10,059
Net income (loss)	$11,534	$(31,331)

Add:
Amortization of acquisition-related intangibles(l)	49,077	33,309
Loss on extinguishment of debt (j)	—	5,941
Loss on termination of interest rate hedge (k)	—	9,080
Non-cash change in fair value of contingent consideration (b)	(3,950)	1,449
Non-cash change in fair value of assets and liabilities (c)	(44,070)	3,312
Share-based compensation expense (d)	9,292	10,656
Transaction expenses (e)	11,999	9,318
Employee recruiting costs (f)	459	174
Restructuring and other strategic initiative costs (h)	2,681	1,573
Other non-recurring charges (i)	1,614	720
Non-cash interest expense (m)	1,411	1,338
Pro forma taxes at effective rate (n)	(5,562)	(16,473)
Adjusted Net Income	$34,485	$29,066

Shares of Class A common stock outstanding (on an as-converted basis) (o)	96,661,414	86,165,128
Adjusted Net income per share	$0.36	$0.34

(a)
See footnote (l) for details on our amortization and depreciation expenses.
(b)
Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(c)
Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(d)
Represents compensation expense associated with equity compensation plans, totaling $5.9 million and $9.3 million for the three and six months ended June 30, 2022, respectively, and totaling $5.5 million and $10.7 million for the three and six months ended June 30, 2021, respectively.
(e)
Primarily consists of (i) during the three and six months ended June 30, 2022, professional service fees and other costs incurred in connection with the acquisitions of BillingTree, Kontrol and Payix, and (ii) during the three and six months ended June 30, 2021, professional service fees and other costs incurred in connection with the acquisition of Ventanex, cPayPlus, CPS, BillingTree and Kontrol, as well as professional service expenses related to the January 2021 equity and convertible notes offerings.
(f)
Represents payments made to third-party recruiters in connection with a significant expansion of our personnel, which we expect will become more moderate in subsequent periods.

(g)
Reflects franchise taxes and other non-income based taxes.
(h)
Reflects consulting fees related to our processing services and other operational improvements, including restructuring and integration activities related to our acquired businesses, that were not in the ordinary course during the three and six months ended June 30, 2022 and 2021.
(i)
For the three and six months ended June 30, 2022 and 2021, reflects extraordinary refunds to clients and other payments related to COVID-19 and non-cash rent expense. Additionally, for the three and six months ended June 30, 2022, reflects loss on termination of lease and loss on disposal of fixed assets.
(j)
Reflects write-offs of debt issuance costs relating to Hawk Parent’s term loans.
(k)
Reflects realized loss of our interest rate hedging arrangement which terminated in conjunction with the repayment of Term Loans.
(l)
For the three and six months ended June 30, 2022, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix. For the three and six months ended June 30, 2021, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree and Kontrol. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three months ended June 30,		Six Months ended June 30,
(in $ thousands)	2022	2021	2022	2021
Acquisition-related intangibles	$25,941	$17,270	$49,077	$33,309
Software	2,700	2,120	7,646	3,291
Amortization	$28,641	$19,390	$56,723	$36,600
Depreciation	550	289	1,057	872
Total Depreciation and amortization (1)	$29,191	$19,679	$57,780	$37,472

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
(o)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three and six months ended June 30, 2022 and 2021. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Weighted average shares of Class A common stock outstanding - basic	88,903,674	79,781,185	88,756,482	78,200,752
Add: Non-controlling interests Weighted average Post-Merger Repay Units exchangeable for Class A common stock	7,883,526	7,953,052	7,904,932	7,964,376
Shares of Class A common stock outstanding (on an as-converted basis)	96,787,200	87,734,237	96,661,414	86,165,128

Adjusted EBITDA for the three months ended June 30, 2022 and 2021 was $27.6 million and $20.4 million, respectively, representing a 35.5% year-over-year increase. Adjusted EBITDA for the six months ended June 30, 2022 and 2021 was $57.0 million and $40.9 million, respectively, representing a 39.4% year-over-year increase.

Adjusted Net Income for the three months ended June 30, 2022 and 2021 was $16.1 million and $14.0 million, respectively, representing a 15.0% year-over-year increase. Adjusted Net Income for the six months ended June 30, 2022 and 2021 was $34.5 million and $29.1 million, respectively, representing a 18.6% year-over-year increase.

Our net income (loss) attributable to the Company for the three months ended June 30, 2022 and 2021 was $0.0 million and ($12.3) million, respectively, representing a 100.1% year-over-year increase. Our net income (loss) attributable to the Company for the six months ended June 30, 2022 and 2021 was $13.7 million and ($28.1) million, respectively, representing a 148.7% year-over-year increase.

These increases in Adjusted EBITDA, Adjusted Net Income and net income (loss) attributable to the Company for the three and six months ended June 30, 2022 are primarily due to the organic growth of our business, along with contributions from acquisitions.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of June 30, 2022, we had $60.4 million of cash and cash equivalents and available borrowing capacity of $165.0 million under the Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $19.2 million at June 30, 2022. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Amended Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.

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

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. During the three months ended June 30, 2022, we repurchased 100,803 shares for a total of approximately $1.15 million under the Share Repurchase Program.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Six Months ended June 30,
(in $ thousands)	2022	2021
Net cash provided by operating activities	$27,061	$16,867
Net cash used in investing activities	(16,649)	(286,510)
Net cash (used in) provided by financing activities	(7,222)	303,676

Cash Flow from Operating Activities

Net cash provided by operating activities was $27.1 million and $16.9 million for the six months ended June 30, 2022 and 2021, respectively, which reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $16.6 million for the six months ended June 30, 2022, due to the capitalization of software development activities.

Net cash used in investing activities was $286.5 million for the six months ended June 30, 2021, due to the acquisitions of BillingTree and Kontrol, as well as the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash used in financing activities was $7.2 million for the six months ended June 30, 2022, due to the shares repurchased under the Incentive Plan, ESPP and Share Repurchase Program, as well as the Ventanex earnout payment.

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

On February 10, 2020, we announced the acquisition of Ventanex. The closing of the acquisition was financed partially from new borrowings under our existing credit facility. As part of the financing for the transaction, we entered into an agreement with Truist Bank and other members of our existing bank group to amend and upsize the Successor Credit Agreement.

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

As of June 30, 2022, the Amended Credit Agreement provides for a revolving credit facility of $185.0 million. As of June 30, 2022, we had $20.0 million drawn against the revolving credit facility at a variable interest rate of 2.25% plus 1-month LIBOR due 2026. We paid $0.1 million and $0.3 million in fees related to unused commitments for the three and six months ended June 30, 2022, respectively. We paid $0.1 million and $0.2 million in fees related to unused commitments for the three and six months ended June 30, 2021, respectively.

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

As of June 30, 2022, we had convertible senior debt outstanding of $432.0 million, net of deferred issuance costs, under the 2026 Notes, and revolving credit facility debt outstanding of $17.9 million, net of deferred issuance costs, under the Amended Credit Agreement. We were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants under the 2026 Notes and the Amended Credit Agreement, prospectively.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

There have been no significant changes to our critical accounting policies and critical accounting estimates for the six months ended June 30, 2022. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, for a complete discussion of critical accounting policies and critical accounting estimates.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and LIBOR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of June 30, 2022, we had convertible senior debt of $432.0 million, net of deferred issuance costs, and revolving credit facility borrowings of $17.9 million, net of deferred issuance costs, outstanding under the respective debt agreements. As of December 31, 2021, we had convertible senior debt of $429.3 million, net of deferred issuance costs, and revolving credit facility borrowings of $19.2 million, net of deferred issuance costs, outstanding. The borrowings under the Amended Credit Agreement accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted LIBOR rate plus a margin of 2.50% to 3.50% under the Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Amended Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, as part of our ongoing integration activities following the acquisition of BillingTree, we continued to apply our controls and procedures to the acquired operations of BillingTree and to augment our company-wide controls to address the risks inherent in a business combination of this magnitude.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes such purchases of Class A common stock made by the Company or any “affiliate purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) for the three months ended June 30, 2022:

	Total Number of Shares Purchased (1) (2)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
April 1 - 30, 2022	3,322		$14.59	—	$—
May 1 - 31, 2022	6,998		11.20	—	—
June 1 - 30, 2022	141,277	(3)	11.27	100,803	49,000,000
Total	151,597		$11.34	100,803	$49,000,000

(1)
Includes 13,532 shares that we withheld pursuant to the Incentive Plan and the ESPP in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan and share purchases under the ESPP, which, in each case, we withheld at fair market value on the applicable vesting date or purchase date.
(2)
Includes 100,803 shares purchased pursuant to the Share Repurchase Program. On May 16, 2022, our board of directors approved the Share Repurchase Program under which we may repurchase up to $50 million of our outstanding Class A common stock. The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs.
(3)
Includes 37,262 shares purchased in the open market on June 16, 2022 by Peter J. Kight, our Chairman of the Board, who could be deemed an affiliated purchaser.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Certificate of Corporate Domestication of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 17, 2019).

3.2(a)	Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 17, 2019).

3.2(b)	Amendment to the Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2022).

3.3	By-Laws of Repay Holdings Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed on July 17, 2019).

10.1	Omnibus Incentive Plan (incorporated by reference to the Company’s Proxy Statement filed on April 27, 2022).

31.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Form 10‑Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes In Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: August 9, 2022	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)