Form 10-Q
period 2022-09-30
Repay Holdings Corp
filed 2022-11-09
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there are 90,689,075 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 2,186,597 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of November 4, 2022, the holders of such outstanding shares of Class V common stock also hold 7,875,731 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended September 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, anticipated benefits from our recent acquisitions, expected demand on our product offerings, including further implementation of electronic payment options and statements regarding our market and growth opportunities, and our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to: exposure to economic conditions and political risk affecting the consumer loan market, the receivables management industry and consumer and commercial spending, including inflationary pressures, general economic slowdown or recession; the impacts of the ongoing COVID-19 pandemic, including the continued emergence of new variants, and the actions taken to control or mitigate its spread; a delay or failure to integrate and/or realize the benefits of our recent acquisitions; changes in the payment processing market in which we compete, including with respect to its competitive landscape, technology evolution or regulatory changes; changes in the vertical markets that we target, including the regulatory environment applicable to our clients; the ability to retain, develop and hire key personnel; risks relating to our relationships within the payment ecosystem; risk that we may not be able to execute our growth strategies, including identifying and executing acquisitions; risks relating to data security; changes in accounting policies applicable to us; the risk that we may not be able to maintain effective internal controls; and those risks described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$63,547,390	$50,048,657
Accounts receivable	34,485,005	33,235,745
Prepaid expenses and other	15,482,738	12,427,032
Total current assets	113,515,133	95,711,434

Property, plant and equipment, net	4,702,988	3,801,199
Restricted cash	23,178,232	26,291,269
Intangible assets, net	523,148,000	577,693,902
Goodwill	827,802,003	824,081,632
Operating lease right-of-use assets, net	10,774,839	10,499,751
Deferred tax assets	134,275,387	145,259,883
Other assets	2,499,996	2,499,996
Total noncurrent assets	1,526,381,445	1,590,127,632
Total assets	$1,639,896,578	$1,685,839,066

Liabilities
Accounts payable	$23,250,867	$20,082,651
Related party payable	100,175	17,394,125
Accrued expenses	24,714,521	26,819,083
Current operating lease liabilities	2,306,672	1,990,416
Current tax receivable agreement	24,454,088	24,495,556
Other current liabilities	4,244	1,565,931
Total current liabilities	74,830,567	92,347,762

Long-term debt	450,607,659	448,484,696
Noncurrent operating lease liabilities	9,168,904	9,090,867
Tax receivable agreement, net of current portion	166,046,812	221,332,863
Other liabilities	4,335,932	1,547,087
Total noncurrent liabilities	630,159,307	680,455,513
Total liabilities	$704,989,874	$772,803,275

Commitments and contingencies (Note 12)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized, 89,078,338 issued and 88,397,790 outstanding as of September 30, 2022; 2,000,000,000 shares authorized, and 88,502,621 issued and outstanding as of December 31, 2021	8,840	8,850
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,112,545,652	1,100,012,082
Treasury stock, 680,548 and 0 shares as of September 30, 2022 and December 31, 2021, respectively	(6,824,038)	—
Accumulated other comprehensive loss	(2,205)	(2,205)
Accumulated deficit	(206,507,727)	(226,015,886)
Total Repay stockholders' equity	$899,220,522	$874,002,841
Non-controlling interests	35,686,182	39,032,950
Total equity	$934,906,704	$913,035,791
Total liabilities and equity	$1,639,896,578	$1,685,839,066

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$71,555,099	$61,125,384	$206,553,935	$157,057,751
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	16,633,889	15,287,720	49,930,273	40,483,326
Selling, general and administrative	36,031,642	33,696,220	107,379,447	86,631,634
Depreciation and amortization	24,661,807	25,907,374	82,441,725	63,379,348
Change in fair value of contingent consideration	(340,000)	(1,550,000)	(4,290,000)	(101,214)
Total operating expenses	76,987,338	73,341,314	235,461,445	190,393,094
Loss from operations	(5,432,239)	(12,215,930)	(28,907,510)	(33,335,343)
Other income (expense)
Interest expense	(1,130,372)	(763,614)	(3,170,158)	(2,763,592)
Loss on extinguishment of debt	—	—	—	(5,940,600)
Change in fair value of tax receivable liability	11,410,730	3,410,955	55,480,765	98,505
Other income	53,616	18,816	70,440	81,352
Other loss	(3,601)	(19,041)	(153,835)	(9,099,451)
Total other income (expense)	10,330,373	2,647,116	52,227,212	(17,623,786)
Income (loss) before income tax (expense) benefit	4,898,134	(9,568,814)	23,319,702	(50,959,129)
Income tax (expense) benefit	473,909	2,260,704	(6,414,025)	12,319,951
Net income (loss)	$5,372,043	$(7,308,110)	$16,905,677	$(38,639,178)
Less: Net loss attributable to non-controlling interests	(473,160)	(1,042,074)	(2,602,482)	(4,310,144)
Net income (loss) attributable to the Company	$5,845,203	$(6,266,036)	$19,508,159	$(34,329,034)

Income (loss) per Class A share attributable to the Company:
Basic	$0.07	$(0.07)	$0.22	$(0.42)
Diluted	$0.05	$(0.07)	$0.18	$(0.42)
Weighted-average shares outstanding:
Basic	88,735,518	88,273,194	88,749,417	81,595,128
Diluted	110,114,054	88,273,194	110,789,646	81,595,128

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$5,372,043	$(7,308,110)	$16,905,677	$(38,639,178)
Other comprehensive income, before tax
Reclassification of net unrealized loss on cash flow hedges to other loss	—	—	—	9,317,244
Total other comprehensive income, before tax	—	—	—	9,317,244
Income tax related to items of other comprehensive income:
Tax expense on reclassification of net unrealized loss on cash flow hedges to other loss	—	—	—	(1,672,743)
Total income tax expense on related to items of other comprehensive income	—	—	—	(1,672,743)
Total other comprehensive income, net of tax	—	—	—	7,644,501
Total comprehensive income (loss)	$5,372,043	$(7,308,110)	$16,905,677	$(30,994,677)
Less: Comprehensive loss attributable to non-controlling interests	(473,160)	(1,042,074)	(2,602,482)	(3,102,406)
Comprehensive income (loss) attributable to the Company	$5,845,203	$(6,266,036)	$19,508,159	$(27,892,271)

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Loss) Income	Interests	Equity
Balance at June 30, 2021	88,222,430	$8,822	100	$-	$1,073,163,704	$-	$(203,994,711)	$-	$41,796,633	$910,974,448
Exchange of Post-Merger Repay Units	7,317	1		-	37,943	-	-	-	(37,944)	-
Release of share awards vested under Incentive Plan	112,416	11		-	(11)	-	-	-	-	-
Shares repurchased under Incentive Plan	(19,095)	(2)		-	(458,150)	-	-	-	2,482	(455,670)
Stock-based compensation	-	-		-	5,577,930	-	-	-	(4,633)	5,573,297
Tax distribution from Hawk Parent	-	-		-	-	-	-		(62,327)	(62,327)
Valuation allowance on Ceiling Rule DTA	-	-		-	14,125,404	-	-	-	-	14,125,404
Net loss	-	-		-	-	-	(6,266,036)	-	(1,042,074)	(7,308,110)
Balance at September 30, 2021	88,323,068	$8,832	100	$-	$1,092,446,820	$-	$(210,260,747)	$-	$40,652,137	$922,847,042

Balance at June 30, 2022	88,892,919	$8,889	100	$-	$1,107,431,623	$(1,151,532)	$(212,352,930)	$(2,205)	$36,280,768	930,214,613
Release of share awards vested under Incentive Plan	114,884	12		-	(12)	-	-	-	-	-
Shares repurchased under Incentive Plan	(30,268)	(3)		-	(135,663)	-	-	-	(5,748)	(141,414)
Treasury shares repurchased	(579,745)	(58)		-	-	(5,672,506)	-	-	(13,111)	(5,685,675)
Stock-based compensation	-	-		-	5,249,704	-	-	-	(620)	5,249,084
Tax distribution from Hawk Parent	-	-		-	-	-	-	-	(101,948)	(101,948)
Net income (loss)	-	-		-	-	-	5,845,203	-	(473,160)	5,372,043
Balance at September 30, 2022	88,397,790	$8,840	100	$-	$1,112,545,652	$(6,824,038)	$(206,507,727)	$(2,205)	$35,686,182	$934,906,704

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited) (Continued)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Loss) Income	Interests	Equity
Balance at December 31, 2020	71,244,682	$7,125	100	$-	$691,675,072	$-	$(175,931,713)	$(6,436,763)	$46,868,350	$556,182,071
Issuance of new shares	16,295,802	1,629		-	371,048,331	-	-	-	(701,599)	370,348,361
Exchange of Post-Merger Repay Units	407,584	41		-	2,331,445	-	-	-	(2,331,484)	2
Release of share awards vested under Incentive Plan	496,633	49		-	(49)	-	-	-	-	-
Shares repurchased under Incentive Plan	(121,633)	(12)		-	(2,984,671)	-	-	-	8,693	(2,975,990)
Stock-based compensation	-	-		-	16,256,475	-	-	-	(27,090)	16,229,385
Tax distribution from Hawk Parent	-	-		-	-	-	-	-	(62,327)	(62,327)
Valuation allowance on Ceiling Rule DTA	-	-		-	14,120,217	-	-	-	-	14,120,217
Net loss	-	-		-	-	-	(34,329,034)	-	(4,310,144)	(38,639,178)
Other comprehensive income	-	-		-	-	-	-	6,436,763	1,207,738	7,644,501
Balance at September 30, 2021	88,323,068	$8,832	100	$-	$1,092,446,820	$-	$(210,260,747)	$-	$40,652,137	$922,847,042

Balance at December 31, 2021	88,502,621	$8,850	100	$-	$1,100,012,082	$-	$(226,015,886)	$(2,205)	$39,032,950	$913,035,791
Exchange of Post-Merger Repay Units	43,528	4		-	209,881	-	-	-	(209,885)	-
Release of share awards vested under Incentive Plan and shares purchased under ESPP	689,254	70		-	(70)	-	-	-	-	-
Shares repurchased under Incentive Plan and ESPP	(157,065)	(16)		-	(1,977,831)	-	-	-	(3,414)	(1,981,261)
Treasury shares repurchased	(680,548)	(68)		-	-	(6,824,038)	-	-	(6,917)	(6,831,023)
Stock-based compensation	-	-		-	14,301,590	-	-	-	(36,217)	14,265,373
Tax distribution from Hawk Parent	-	-		-	-	-	-	-	(487,854)	(487,854)
Net income (loss)	-	-		-	-	-	19,508,159	-	(2,602,482)	16,905,677
Balance at September 30, 2022	88,397,790	$8,840	100	$-	$1,112,545,652	$(6,824,038)	$(206,507,727)	$(2,205)	$35,686,182	$934,906,704

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$16,905,677	$(38,639,178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,441,725	63,379,348
Stock based compensation	14,265,373	16,229,384
Amortization of debt issuance costs	2,122,963	1,860,299
Loss on disposal of property and equipment	57,464	19,039
Loss on termination of lease	95,770	—
Loss on extinguishment of debt	—	5,940,600
Loss on sale of interest rate swaps	—	9,317,243
Fair value change in tax receivable agreement liability	(55,480,765)	(98,505)
Fair value change in contingent consideration	(4,290,000)	(101,214)
Payment of contingent consideration liability in excess of acquisition-date fair value	(8,895,626)	(1,500,000)
Deferred tax expense	6,414,025	(12,319,951)
Change in accounts receivable	(245,914)	(5,508,303)
Change in prepaid expenses and other	(3,055,706)	(1,539,229)
Change in operating lease ROU assets	(275,088)	1,487,542
Change in accounts payable	3,168,216	2,663,569
Change in related party payable	(257,110)	1,316,991
Change in accrued expenses and other	(2,200,332)	(2,464,635)
Change in operating lease liabilities	394,293	(820,110)
Change in other liabilities	1,227,158	(7,740,470)
Net cash provided by operating activities	52,392,123	31,482,420
Cash flows from investing activities
Purchases of property and equipment	(2,622,639)	(1,928,450)
Purchases of intangible assets	(26,232,436)	(14,900,254)
Purchase of equity investment	—	(2,499,997)
Acquisition of CPS, net of cash and restricted cash acquired	—	10,778
Acquisition of BillingTree, net of cash and restricted cash acquired	—	(269,825,725)
Acquisition of Kontrol, net of cash and restricted cash acquired	—	(7,471,194)
Net cash used in investing activities	(28,855,075)	(296,614,842)
Cash flows from financing activities
Issuance of long-term debt	—	440,000,000
Payments on long-term debt	—	(262,653,996)
Public issuance of Class A Common Stock	—	142,098,364
Shares repurchased under Incentive Plan and ESPP	(1,981,261)	(2,975,990)
Treasury shares repurchased	(6,831,023)	—
Distributions to Members	(487,854)	(62,327)
Payment of loan costs	—	(13,247,617)
Payment of contingent consideration liability up to acquisition-date fair value	(3,851,214)	(7,448,786)
Net cash (used in) provided by financing activities	(13,151,352)	295,709,648
Increase in cash, cash equivalents and restricted cash	10,385,696	30,577,226
Cash, cash equivalents and restricted cash at beginning of period	$76,339,926	$106,504,734
Cash, cash equivalents and restricted cash at end of period	$86,725,622	$137,081,960

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,047,195	$903,293

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Acquisition of BillingTree in exchange for Class A Common Stock	$—	$228,250,000
Acquisition of Kontrol in exchange for contingent consideration	$—	$500,000

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Throughout this section, unless otherwise noted or unless the context otherwise requires, the terms “we”, “us”, “Repay” and the “Company” and similar references refer to Repay Holdings Corporation and its consolidated subsidiaries.

The Company is headquartered in Atlanta, Georgia.

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's audited condensed consolidated financial statements and accompanying notes, which are included in the Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with instructions to Form 10-Q and Rule 10-01 of SEC Regulation S-X as they apply to interim financial information. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading.

The interim condensed consolidated financial statements are unaudited, but in the Company’s opinion include all adjustments of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments, operations and cash flows as of and for the periods presented. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Repay Holdings Corporation and its (i) wholly owned subsidiary, BT Intermediate, LLC, and (ii) majority-owned subsidiary, Hawk Parent Holdings LLC, along with Hawk Parent Holdings LLC's wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Services LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC, Marlin Acquirer, LLC, REPAY International LLC, REPAY Canada Solutions ULC, TriSource Solutions, LLC (“TriSource”), Mesa Acquirer, LLC, CDT Technologies LTD (“Ventanex”), Viking GP Holdings, LLC, cPayPlus, LLC (“cPayPlus”), CPS Payment Services, LLC, Media Payments, LLC (“MPI”), Custom Payment Systems, LLC, Electronic Payment Providers, LLC, Blue Cow Software, LLC, Hoot Payment Solutions, LLC, Internet Payment Exchange, LLC, Stratus Payment Solutions, LLC, Clear Payment Solutions, LLC, Harbor Acquisition LLC, Payix Holdings Incorporated and Payix Incorporated. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

The accompanying interim condensed consolidated financial statements of the Company were prepared in accordance with GAAP. The Company uses the accrual basis of accounting whereby revenues are recognized when earned, usually upon the date services are rendered, and expenses are recognized at the date services are rendered or goods are received.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported Condensed Consolidated Statements of Operations during the reporting period. Actual results could differ materially from those estimates.

Correction of Immaterial Error in Previously Issued Financial Statements

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company identified an error in the presentation of the reclassification of net unrealized loss on cash flow hedges to other loss and its related tax expenses within the Condensed Consolidated Statements of Comprehensive Income in previous reporting periods beginning the three months ended March 31, 2021, which resulted in a decrease of Comprehensive loss attributable to the Company from ($34.3) million to ($27.9) million for the nine months ended September 30, 2021. Comprehensive loss attributable to the Company for the three months ended September 30, 2021 was not impacted. Net income (loss) for the three and nine months ended September 30, 2021 and total equity as of September 30, 2021 were not impacted. The Company assessed the materiality of the misstatement both quantitatively and qualitatively in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, as well as SEC Staff Accounting Bulletins No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the misstatement was not material to the Company’s previously issued unaudited interim condensed consolidated financial statements for the prior periods and that amendments of previously filed reports were not required.

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

3. Revenue

Disaggregation of revenue

The table below presents a disaggregation of revenue by direct and indirect relationships for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Direct relationships	$68,242,368	$58,771,135	$195,725,438	$152,813,138
Indirect relationships	3,312,731	2,354,249	10,828,497	4,244,613
Total Revenue	$71,555,099	$61,125,384	$206,553,935	$157,057,751

4. Earnings Per Share

During the three and nine months ended September 30, 2021, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested restricted share awards and the Company’s Convertible Senior Notes due 2026 (“2026 Notes”) would have been anti-dilutive.

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) before income tax expense	$4,898,134	$(9,568,814)	$23,319,702	$(50,959,129)
Less: Net loss attributable to non-controlling interests	(473,160)	(1,042,074)	(2,602,482)	(4,310,144)
Income tax (expense) benefit	473,909	2,260,704	(6,414,025)	12,319,951
Net (loss) income attributable to the Company	$5,845,203	$(6,266,036)	$19,508,159	$(34,329,034)

Weighted average shares of Class A common stock outstanding - basic	88,735,518	88,273,194	88,749,417	81,595,128
Add weighted average effect of dilutive common stock equivalent shares:
Post-Merger Repay Units exchangeable for Class A common stock	7,883,048		7,883,048
Unvested restricted share awards of Class A common stock	396,827		1,059,661
Outstanding ESPP purchase rights for Class A common stock	3,423		2,282
2026 Notes convertible into Class A common stock	13,095,238		13,095,238
Weighted average shares of Class A common stock outstanding - diluted	110,114,054	88,273,194	110,789,646	81,595,128

Income (loss) per share of Class A common stock outstanding - basic	$0.07	$(0.07)	$0.22	$(0.42)
Income (loss) per share of Class A common stock outstanding - diluted	$0.05	$(0.07)	$0.18	$(0.42)

For the three and nine months ended September 30, 2021, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Post-Merger Repay Units exchangeable for Class A common stock	7,926,576	7,926,576
Unvested restricted share awards of Class A common stock	2,850,220	2,850,220
2026 Notes convertible into Class A common stock	13,095,238	13,095,238
Share equivalents excluded from earnings (loss) per share	23,872,034	23,872,034

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

(1)
Reflects the fair value of the Kontrol earnout payment, the contingent consideration to be paid to the selling members of Kontrol, pursuant to the Kontrol Purchase Agreement as of June 22, 2021. The selling partners of Kontrol will have the contingent earnout right to receive a payment of up to $3.0 million, dependent upon the Gross Profit, as defined in the Kontrol Purchase Agreement. As of September 30, 2022, the fair value of the Kontrol earnout was $0, which resulted in a ($0.1) million and ($0.9) million adjustment included in the change in fair value of contingent consideration in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively.

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

(1)
Reflects the fair value of the Payix earnout payment, the contingent consideration to be paid to the former owners of Payix, pursuant to the Payix Purchase Agreement as of December 31, 2021. The former owners of Payix will have the contingent earnout right to receive a payment of up to $20.0 million, dependent upon the Gross Profit, as defined in the Payix Purchase Agreement. As of September 30, 2022, the fair value of the Payix earnout was $0, which resulted in a ($2.9) million adjustment included in the change in fair value of contingent consideration in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.

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

Transaction Expenses

The Company incurred transaction expenses of $2.5 million and $6.7 million for the three and nine months ended September 30, 2022, respectively, related to the acquisitions of BillingTree, Kontrol, and Payix. The Company incurred transaction expenses of $2.7 million and $3.7 million for the three and nine months ended September 30, 2021, respectively, related to the acquisitions of Ventanex, cPayPlus and CPS Payment Services, LLC (together with its affiliated companies, “CPS”), BillingTree, and Kontrol.

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

	Pro Forma Three Months Ended September 30,		Pro Forma Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$71,555,099	$62,771,432	$206,553,935	$190,365,096
Net income (loss)	5,372,043	(8,348,868)	16,905,677	(38,467,579)
Net loss attributable to non-controlling interests	(473,160)	(1,125,889)	(2,602,482)	(4,295,228)
Net income (loss) attributable to the Company	5,845,203	(7,222,979)	19,508,159	(34,172,351)

Income (loss) per Class A share - basic	$0.07	$(0.08)	$0.22	$(0.42)
Income (loss) per Class A share - diluted	$0.05	$(0.08)	$0.18	$(0.42)

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

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Other assets	$—	$2,499,996	$—	$2,499,996
Total assets	$—	$2,499,996	$—	$2,499,996
Liabilities:
Contingent consideration	$—	$—	$10,000	$10,000
Borrowings	—	332,585,672	—	332,585,672
Tax receivable agreement	—	—	190,500,900	190,500,900
Total liabilities	$—	$332,585,672	$190,510,900	$523,096,572

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Other assets	$—	$2,499,996	$—	$2,499,996
Total assets	$—	$2,499,996	$—	$2,499,996
Liabilities:
Contingent consideration	$—	$—	$17,046,840	$17,046,840
Borrowings	—	401,085,634	—	401,085,634
Tax receivable agreement	—	—	245,828,419	245,828,419
Total liabilities	$—	$401,085,634	$262,875,259	$663,960,893

Other assets

Other assets contain a minority equity investment in a privately-held company. The Company elected a measurement alternative for measuring this investment, in which the carrying amount is adjusted based on any observable price changes in orderly transactions. The investment is classified as Level 2 as observable adjustments to value are infrequent and occur in an inactive market.

Contingent consideration

Contingent consideration relates to potential payments that the Company may be required to make associated with acquisitions. The contingent consideration is recorded at fair value based on estimates of discounted future cash flows associated with the acquired businesses within Related party payable in the Condensed Consolidated Balance Sheets. To the extent that the valuation of these liabilities is based on inputs that are less observable or not observable in the market, the determination of fair value requires more judgment. Accordingly, the fair value of contingent consideration is classified within Level 3 of the fair value hierarchy, under ASC 820, Fair Value Measurement (“ASC 820”). The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805, Business Combinations (“ASC 805”).

The Company used a discount rate to determine the present value, based on a risk-free rate adjusted for a credit spread, of the contingent consideration in the simulation approach. A range of 8.30% to 8.30% and weighted average of 8.30% was applied to the simulated contingent consideration payments, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date.

The following table provides a rollforward of the contingent consideration related to previous business acquisitions. Refer to Note 5 for more details.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$17,046,840	$15,800,000
Purchases	—	1,500,000
Payments	(12,746,840)	(8,948,786)
Valuation adjustment	(4,290,000)	(101,214)
Balance at end of period	$10,000	$8,250,000

Borrowings

The revolving credit facility, 2026 Notes and term loan are measured at amortized cost, which the carrying value is unpaid principal net of unamortized debt discount and debt issuance costs. The carrying value of the revolving credit facility approximates fair value because its interest rate approximates market interest rates. The estimated fair value of the 2026 Notes is determined using the quoted prices from over-the-counter markets. The estimated fair value of the Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the market interest rates and quoted prices are generally observable and do not contain a high level of subjectivity.

The following table provides the carrying value and estimated fair value of borrowings. See Note 10 for further discussion on borrowings.

	September 30, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Revolving credit facility	$18,029,672	$18,029,672	$19,209,634	$19,209,634
2026 Notes	432,577,987	314,556,000	429,275,062	381,876,000
Total	$450,607,659	$332,585,672	$448,484,696	$401,085,634

Tax Receivable Agreement

Upon the completion of the Business Combination, the Company entered into the Tax Receivable Agreement (the “TRA”) with holders of Post-Merger Repay Units. As a result of the TRA, the Company established a liability in its condensed consolidated financial statements. The TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Post-Merger Repay Unit holders. These inputs are not observable in the market; thus, the TRA is classified within Level 3 of the fair value hierarchy, under ASC 820. The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805.

The Company used a discount rate, also referred to as the Early Termination Rate, as defined in the TRA, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 5.78% was applied to the forecasted TRA payments at September 30, 2022, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance was adjusted by $55.5 million through accretion expense and a valuation adjustment, related to an increase in the discount rate, which was 1.58% as of December 31, 2021.

The following table provides a rollforward of the TRA related to the acquisition and exchanges of Post-Merger Repay Units. See Note 15 for further discussion on the TRA.

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$245,828,419	$229,228,105
Purchases	153,246	2,355,180
Accretion expense	5,016,859	4,148,122
Valuation adjustment	(60,497,624)	(4,246,627)
Balance at end of period	$190,500,900	$231,484,780

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

7. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Furniture, fixtures, and office equipment	$3,690,453	$2,763,380
Computers	4,857,397	3,408,336
Leasehold improvements	571,963	430,894
Total	9,119,813	6,602,610
Less: Accumulated depreciation and amortization	4,416,825	2,801,411
	$4,702,988	$3,801,199

Depreciation expense for property and equipment was $0.6 million and $1.6 million for the three and nine months ended September 30, 2022, respectively. Depreciation expense for property and equipment was $0.4 million and $0.9 million for the three and nine months ended September 30, 2021, respectively.

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of September 30, 2022 and December 31, 2021, the indefinite-lived intangible assets consist of five trade names, arising from the acquisitions of Hawk Parent, MPI, BillingTree, Kontrol and Payix.

Intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$539,850,000	$123,864,439	$415,985,561	7.65
Channel relationships	16,240,000	2,746,685	13,493,315	8.31
Software costs	186,741,847	121,867,509	64,874,338	1.04
Non-compete agreements	4,580,000	3,925,214	654,786	0.62
Trade name	28,140,000	—	28,140,000	—
Balance as of September 30, 2022	$775,551,847	$252,403,847	$523,148,000	5.97

Customer relationships	$539,850,000	$83,014,231	$456,835,769	8.40
Channel relationships	12,550,000	1,146,935	11,403,065	8.65
Software costs	163,957,560	83,162,612	80,794,948	1.48
Non-compete agreements	4,580,000	4,059,880	520,120	0.88
Trade name	28,140,000	—	28,140,000	—
Balance as of December 31, 2021	$749,077,560	$171,383,658	$577,693,902	6.79

The Company’s amortization expense for intangible assets was $24.1 million and $80.8 million for the three and nine months ended September 30, 2022, respectively. The Company’s amortization expense for intangible assets was $25.9 million and $62.5 million for the three and nine months ended September 30, 2021, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

Year Ending December 31,	Estimated Future Amortization Expense
2022	$23,708,983
2023	89,399,437
2024	75,379,786
2025	58,467,711
2026	55,940,944
Thereafter	192,111,138

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

9. Goodwill

The following table presents changes to goodwill for the nine months ended September 30, 2022.

Total
Balance at December 31, 2021	$824,081,632
Acquisitions	—
Dispositions	—
Impairment Loss	—
Measurement period adjustment	3,720,371
Balance at September 30, 2022	$827,802,003

During the nine months ended September 30, 2022, the Company recognized a $3.7 million measurement period adjustment in accordance with the BillingTree acquisition, primarily related to a $4.7 million increase in deferred tax liability as a result of the finalization of the tax basis balance sheet. An increase in accounts receivable of $1.0 million was also recognized related to updated collection information on the acquired receivables.

The Company has only one operating segment and, based on the criteria outlined in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), only one reporting unit that needs to be tested for goodwill impairment. Accordingly, goodwill was reviewed for impairment at the consolidated entity level. The Company concluded that goodwill was not impaired as of September 30, 2022. As of September 30, 2022 and December 31, 2021, there were no accumulated impairment losses on the Company’s goodwill.
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

On December 29, 2021, the Company increased its existing senior secured credit facility by $60.0 million to provide for a $185.0 million revolving credit facility in favor of Hawk Parent pursuant to an amendment to the Amended Credit Agreement. The revolving credit facility is guaranteed by Repay Holdings Corporation and certain of its subsidiaries. The Company was in compliance with its restrictive covenants under the Amended Credit Agreement at September 30, 2022.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

As of September 30, 2022, the Company had $20.0 million drawn against the revolving credit facility at a variable interest rate of 2.25% plus 1-month LIBOR due 2026. The Company paid $0.2 million and $0.5 million in fees related to unused commitments for the three and nine months ended September 30, 2022, respectively. The Company paid $0.1 million and $0.3 million in fees related to unused commitments for the three and nine months ended September 30, 2021, respectively. The Company’s interest expense on the revolving credit facility totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. The Company’s interest expense on the line of credit totaled $0 for both the three and nine months ended September 30, 2021.

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

During the nine months ended September 30, 2022, the conversion contingencies of the 2026 Notes were not met, and the conversion terms of the 2026 Notes were not significantly changed.

The following table summarizes the total borrowings under the Amended Credit Agreement and 2026 Notes:

	September 30, 2022	December 31, 2021
Non-current indebtedness:
Revolving Credit Facility (1)	$20,000,000	$20,000,000
Convertible Senior Debt	440,000,000	440,000,000
Total borrowings under credit facility and convertible senior debt	460,000,000	460,000,000
Less: Long-term loan debt issuance cost (2)	9,392,341	11,515,304
Total non-current borrowings	$450,607,659	$448,484,696

(1)
The revolving credit facility bears interest at variable rates, which were 5.37% and 2.35% as of September 30, 2022 and December 31, 2021, respectively.
(2)
The Company incurred $0.7 million and $2.1 million of interest expense for the amortization of deferred debt issuance costs for the three and nine months ended September 30, 2022, respectively. The Company incurred $2.5 million of interest expense for the amortization of deferred debt issuance costs for the year ended December 31, 2021.

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

In October 2019, the Company entered into a $140.0 million notional, five-year interest rate swap agreement, with Regions Bank, to hedge changes in cash flows attributable to interest rate risk on $140.0 million of its variable-rate term loan. This agreement involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount. This interest rate swap was designated for accounting purposes as a cash flow hedge. As such, changes in the interest rate swap’s fair value are deferred in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets and are subsequently reclassified into interest expense in each period that a hedged interest payment is made on the Company’s variable-rate term loan.

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

Both interest rate swaps were settled in January 2021, with a realized loss of $6.4 million, net of taxes of $1.7 million reclassified from Accumulated other comprehensive loss into Other loss in the Condensed Consolidated Statements of Operations for the year ended December 31, 2021.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The components of lease cost are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of total lease costs:
Operating lease cost	$681,697	$633,484	$2,050,031	$1,729,506
Short-term lease cost	10,950	38,047	44,857	65,289
Variable lease cost	—	—	—	—
Total lease cost	$692,647	$671,531	$2,094,888	$1,794,795

Amounts reported in the Condensed Consolidated Balance Sheets were as follows:

	September 30, 2022	December 31, 2021
Operating leases:
ROU assets	$10,774,839	$10,499,751
Lease liability, current	2,306,672	1,990,416
Lease liability, long-term	9,168,904	9,090,867
Total lease liabilities	$11,475,576	$11,081,283

Weighted-average remaining lease term (in years)	4.9	5.2
Weighted-average discount rate (annualized)	4.5%	4.3%

Other information related to leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$637,579	$583,769	$1,966,325	$1,515,122
ROU assets obtained in exchange for lease liabilities:
Operating leases	—	—	2,511,409	1,782,488

The following table presents a maturity analysis of the Company’s operating leases liabilities as of September 30, 2022:

2022	$672,486
2023	2,773,614
2024	2,591,509
2025	2,420,774
2026	2,324,416
Thereafter	2,009,075
Total undiscounted lease payments	12,791,874
Less: Imputed interest	1,316,298
Total lease liabilities	$11,475,576

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

13. Related Party Transactions

Related party payables consisted of the following:

	September 30, 2022	December 31, 2021
Ventanex accrued earnout liability	$—	$12,746,840
CPS accrued earnout liability	10,000	600,000
Kontrol accrued earnout liability	—	850,000
Payix accrued earnout liability	—	2,850,000
Other payables to related parties	90,175	347,285
	$100,175	$17,394,125

The Company incurred transaction costs on behalf of related parties of $2.6 million and $8.5 million for the three and nine months ended September 30, 2022, respectively. The Company incurred transaction costs on behalf of related parties of $2.7 million and $5.6 million for the three and nine months ended September 30, 2021, respectively. These costs consist of retention bonuses and other compensation to employees, associated with the costs resulting from the integration of new businesses.

The Company held receivables from related parties of $0.3 million as of both September 30, 2022 and December 31, 2021. These amounts were due from employees, related to tax withholding on vesting of equity compensation. See Note 14. Share Based Compensation for more detail on these restricted share awards. Further, the Company owed employees $0.0 million for amounts paid on behalf of the Company as of both September 30, 2022 and December 31, 2021.

The Company owed $0.1 million and $17.4 million to related parties, in the form of contingent consideration payable to the sellers of CPS, Kontrol and Payix, who were employees of Repay, as of September 30, 2022 and December 31, 2021, respectively. In April 2022, the Company paid the Ventanex earnout payment of $12.7 million.

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

The following table summarizes share-based compensation expense and the related income tax benefit recognized for the Company’s share-based compensation awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Share-based compensation expense	$5.3	$5.5	$14.3	$10.7
Income tax (expense) benefit	(0.3)	0.4	1.9	2.6

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Activities for RSAs for the nine months ended September 30, 2022 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,971,245	$17.80
Granted	1,144,971	15.59
Forfeited (1)(2)	345,108	17.74
Vested	478,110	15.73
Unvested at September 30, 2022	2,292,998	$17.13

Activities for RSUs for the nine months ended September 30, 2022 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	46,026	$22.16
Granted	108,909	13.22
Forfeited	—	—
Vested	46,026	22.16
Unvested at September 30, 2022	108,909	$13.22

Activities for PSUs for the nine months ended September 30, 2022 are as follows:

	Class A Common Stock (3)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	498,363	$20.16
Granted	390,227	16.72
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2022	888,590	$18.65

(1)
The forfeited shares include employee terminations during the nine months ended September 30, 2022; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.
(2)
Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations. The awards are not deemed outstanding; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.
(3)
Represent shares to be paid out at target level.

Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $27.8 million at September 30, 2022, which is expected to be recognized as expense over the weighted-average period of 2.47 years. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $28.4 million at September 30, 2021, which is expected to be recognized as expense over the weighted-average period of 2.62 years.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

The Company’s effective tax rate was (9.7%) and 27.5% for the three and nine months ended September 30, 2022, respectively. The Company recorded an income tax benefit of $0.5 million and an income tax expense of $6.4 million for the three and nine months ended September 30, 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2022 includes a stock-based compensation adjustments tax shortfall related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs. The effective tax rate of the Company differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, the relative weighting of the noncontrolling interest, and lower income from operations over the current relevant period. The Company’s effective tax rate was 23.6% and 24.2% for the three and nine months ended September 30, 2021, respectively. The Company recorded an income tax benefit of $2.3 million and $12.3 million for the three and nine months ended September 30, 2021, respectively. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax. As such, the effective tax rate can vary from period to period.

The Company recognized adjustments of $0.5 million and $6.4 million for the three and nine months ended September 30, 2022, respectively, of deferred tax assets related to the income tax benefit and income tax expense, respectively, derived from the net operating income generated over the same period. The Company recognized $2.3 million and $12.3 million for the three and nine months ended September 30, 2021, respectively, of deferred tax assets related to the income tax benefit derived from the net operating loss over the same period.

Deferred tax assets, net of $134.3 million as of September 30, 2022, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent purchase of Post-Merger Repay Units by the Company pursuant to the Unit Purchase Agreements entered into in 2020 with CC Payment Holdings, LLC, an entity controlled by Corsair, and the subsequent exchanges of Post-Merger Repay Units for shares of the Company’s Class A common stock in accordance with the Exchange Agreement. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $36.1 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date.

The Company did not recognize any adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) recorded as a result of the ceiling rule limitation arising under Code Sec. 704(c) for the nine months ended September 30, 2022, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions. As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of September 30, 2022.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

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

As of September 30, 2022, the Company had a liability of $190.5 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Condensed Consolidated Balance Sheet. The decrease of $55.3 million in the TRA liability for the nine months ended September 30, 2022, was primarily a result of the change in the Early Termination Rate.

16. Subsequent events

Management has evaluated subsequent events and their potential effects on these unaudited condensed consolidated financial statements. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $6.4 billion and $19.0 billion of total card payment volume for the three and nine months ended September 30, 2022, respectively, and our card payment volume growth over the same periods in 2021 was approximately 15% and 28%, respectively.

Macroeconomic Conditions and COVID-19

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), rising interest rates, supply chain issues and slower growth. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time.

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

Finally, the impact of all of these various events on our results in the first nine months of 2022 may not be necessarily indicative of their impact on our results for the remainder of 2022.

Business Combination

The Company was formed upon closing of the merger of Hawk Parent with a subsidiary of Thunder Bridge, a special purpose acquisition company, on July 11, 2019. On the closing of the Business Combination, Thunder Bridge changed its name to “Repay Holdings Corporation.”

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. During the three and nine months ended September 30, 2022 and 2021, our chargeback rate was less than 1% of our card payment volume.

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

Results of Operations (Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
(in $ thousands)	2022	2021	2022	2021
Revenue	$71,555	$61,125	$206,554	$157,058
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	16,634	15,288	49,930	40,483
Selling, general and administrative	36,032	33,696	107,379	86,632
Depreciation and amortization	24,662	25,907	82,442	63,379
Change in fair value of contingent consideration	(340)	(1,550)	(4,290)	(101)
Total operating expenses	$76,988	$73,341	$235,461	$190,393
Loss from operations	$(5,433)	$(12,216)	$(28,907)	$(33,335)
Interest expense	(1,130)	(764)	(3,170)	(2,764)
Loss on extinguishment of debt	—	—	—	(5,941)
Change in fair value of tax receivable liability	11,411	3,411	55,481	99
Other income	54	19	70	81
Other loss	(4)	(19)	(154)	(9,099)
Total other income (expense)	10,331	2,647	52,227	(17,624)
Income (loss) before income tax (expense) benefit	4,898	(9,569)	23,320	(50,959)
Income tax (expense) benefit	474	2,261	(6,414)	12,320
Net income (loss)	$5,372	$(7,308)	$16,906	$(38,639)
Net loss attributable to non-controlling interest	(473)	(1,042)	(2,602)	(4,310)
Net income (loss) attributable to the Company	$5,845	$(6,266)	$19,508	$(34,329)

Weighted-average shares of Class A common stock outstanding - basic	88,735,518	88,273,194	88,749,417	81,595,128
Weighted-average shares of Class A common stock outstanding - diluted	110,114,054	88,273,194	110,789,646	81,595,128

Income (loss) per Class A share - basic	$0.07	$(0.07)	$0.22	$(0.42)
Income (loss) per Class A share - diluted	$0.05	$(0.07)	$0.18	$(0.42)

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenue

Total revenue was $71.6 million for the three months ended September 30, 2022 and $61.1 million for the three months ended September 30, 2021, an increase of $10.4 million or 17.1%. This increase was the result of newly signed clients, the growth of our existing clients, as well as the acquisition of Payix. For the three months ended September 30, 2022, incremental revenues of approximately $3.2 million are attributable to Payix.

Costs of Services

Costs of services were $16.6 million for the three months ended September 30, 2022 and $15.3 million for the three months ended September 30, 2021, an increase of $1.3 million or 8.8%. This increase was primarily the result of the acquisition of Payix. For the three months ended September 30, 2022, incremental costs of services of approximately $0.9 million are attributable to Payix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $36.0 million for the three months ended September 30, 2022 and $33.7 million for the three months ended September 30, 2021, an increase of $2.3 million or 6.9%, primarily due to a $1.1 million increase in software and technological services expenses related to the integration of acquired businesses and a $0.7 million increase in compensation expenses related to general business growth and increased employees related to acquisitions.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $24.7 million for the three months ended September 30, 2022 and $25.9 million for the three months ended September 30, 2021, a decrease of $1.2 million or 4.8%, primarily due to a $1.8 million decrease in the amortization of software, offset by a $0.5 million increase in the amortization of client relationships.

Change in the Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was ($0.3) million for the three months ended September 30, 2022, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of CPS and Kontrol.

Interest Expense

Interest expense was $1.1 million for the three months ended September 30, 2022 and $0.8 million for the three months ended September 30, 2021, an increase of $0.4 million or 47.9%. This increase was due to a higher average outstanding principal balance under our Amended Credit Agreement.

Change in Fair Value of Tax Receivable Liability

We incurred a gain, related to accretion expense and fair value adjustment of the tax receivable liability of $11.4 million for the three months ended September 30, 2022 compared to a $3.4 million net gain for the three months ended September 30, 2021, an increase of $8.0 million. This increase was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate, or Early Termination rate, used to determine the fair value of the liability.

Income Tax (Expense) Benefit

The income tax benefit was $0.5 million for the three months ended September 30, 2022, reflecting the expected income tax benefit on the income generated over the same period. This was a result of the operating income incurred by the Company, primarily driven by the change in fair value of the tax receivable liability and contingent consideration, offset by stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions. In addition, the income tax benefit for the three months ended September 30, 2022, is also a result of the change in the effective tax rate for the quarter, which is dependent on many factors, including the estimated amount of income subject to income tax. As such, the effective tax rate can vary from period to period. The income tax benefit was $2.3 million for the three months ended September 30, 2021, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenue

Total revenue was $206.6 million for the nine months ended September 30, 2022 and $157.1 million for the nine months ended September 30, 2021, an increase of $49.5 million or 31.5%. This increase was the result of newly signed clients, the growth of our existing clients, as well as the acquisitions of BillingTree, Kontrol, and Payix. For the nine months ended September 30, 2022, incremental revenues of approximately $34.6 million are attributable to BillingTree, Kontrol, and Payix.

Costs of Services

Costs of services were $49.9 million for the nine months ended September 30, 2022 and $40.5 million for the nine months ended September 30, 2021, an increase of $9.4 million or 23.3%. This increase was the result of the acquisitions of BillingTree, Kontrol, and Payix. For the nine months ended September 30, 2022, incremental costs of services of approximately $6.5 million are attributable to BillingTree, Kontrol, and Payix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $107.4 million for the nine months ended September 30, 2022 and $86.6 million for the nine months ended September 30, 2021, an increase of $20.7 million or 23.9%, primarily due to a $16.0 million increase in compensation expenses with general business growth and increased employees related to acquisitions, and a $4.7 million increase in software and technological services expenses related to the integration of acquired businesses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $82.4 million for the nine months ended September 30, 2022 and $63.4 million for the nine months ended September 30, 2021, an increase of $19.1 million or 30.1%, primarily due to a $19.3 million increase in depreciation and amortization of fixed assets and intangibles from the acquisitions of BillingTree, Kontrol and Payix.

Change in the Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was ($4.3) million for the nine months ended September 30, 2022, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of CPS, Kontrol and Payix.

Interest Expense

Interest expense was $3.2 million for the nine months ended September 30, 2022 and $2.8 million for the nine months ended September 30, 2021, an increase of $0.4 million or 14.7%. This increase was due to a higher average outstanding principal balance under our Amended Credit Agreement.

Loss on Extinguishment of Debt

We incurred a loss of $5.9 million on extinguishment of debt for the nine months ended September 30, 2021, due to the termination in full of all outstanding Delayed Draw Term Loan commitments under the Successor Credit Agreement.

Change in Fair Value of Tax Receivable Liability

We incurred a gain, related to accretion expense and fair value adjustment of the tax receivable liability of $55.5 million for the nine months ended September 30, 2022 compared to a $0.1 million net gain for the nine months ended September 30, 2021, an increase of $55.4 million. This increase was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Other Loss

We incurred a loss of $9.1 million on the settlement of interest rate swaps for the nine months ended September 30, 2021.

Income Tax (Expense) Benefit

The income tax expense was $6.4 million for the nine months ended September 30, 2022, reflecting the expected income tax expense on the income generated over the same period. This was a result of the operating income incurred by the Company, primarily driven by the change in fair value of the tax receivable liability and contingent consideration, offset by stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions. The income tax benefit was $12.3 million for the nine months ended September 30, 2021, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on extinguishment of debt, loss on termination of interest rate hedge, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on extinguishment of debt, loss on termination of interest rate hedge, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three and nine months ended September 30, 2022 and 2021 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three and nine months ended September 30, 2022 and 2021.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended September 30, 2022 and 2021

(Unaudited)

	Three Months ended September 30,
(in $ thousands)	2022	2021
Revenue	$71,555	$61,125
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$16,634	$15,288
Selling, general and administrative	36,032	33,696
Depreciation and amortization	24,662	25,907
Change in fair value of contingent consideration	(340)	(1,550)
Total operating expenses	$76,988	$73,341
Loss from operations	$(5,433)	$(12,216)
Interest expense	(1,130)	(764)
Change in fair value of tax receivable liability	11,411	3,411
Other income	54	19
Other loss	(4)	(19)
Total other income (expense)	10,331	2,647
Income (loss) before income tax (expense) benefit	4,898	(9,569)
Income tax (expense) benefit	474	2,261
Net income (loss)	$5,372	$(7,308)

Add:
Interest expense	1,130	764
Depreciation and amortization (a)	24,662	25,907
Income tax expense (benefit)	(474)	(2,261)
EBITDA	$30,690	$17,102

Non-cash change in fair value of contingent consideration (b)	(340)	(1,550)
Non-cash change in fair value of assets and liabilities (c)	(11,411)	(3,411)
Share-based compensation expense (d)	5,250	5,573
Transaction expenses (e)	4,117	4,425
Restructuring and other strategic initiative costs (f)	1,484	1,362
Other non-recurring charges (g)	1,927	989
Adjusted EBITDA	$31,717	$24,490

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the nine months ended September 30, 2022 and 2021

(Unaudited)

	Nine Months ended September 30,
(in $ thousands)	2022	2021
Revenue	$206,554	$157,058
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$49,930	$40,483
Selling, general and administrative	107,379	86,632
Depreciation and amortization	82,442	63,379
Change in fair value of contingent consideration	(4,290)	(101)
Total operating expenses	$235,461	$190,393
Loss from operations	$(28,907)	$(33,335)
Interest expense	(3,170)	(2,764)
Loss on extinguishment of debt	—	(5,941)
Change in fair value of tax receivable liability	55,481	99
Other income	70	81
Other loss	(154)	(9,099)
Total other income (expense)	52,227	(17,624)
Income (loss) before income tax (expense) benefit	23,320	(50,959)
Income tax (expense) benefit	(6,414)	12,320
Net income (loss)	$16,906	$(38,639)

Add:
Interest expense	3,170	2,764
Depreciation and amortization (a)	82,442	63,379
Income tax expense (benefit)	6,414	(12,320)
EBITDA	$108,932	$15,184

Loss on extinguishment of debt (h)	—	5,941
Loss on termination of interest rate hedge (i)	—	9,080
Non-cash change in fair value of contingent consideration (b)	(4,290)	(101)
Non-cash change in fair value of assets and liabilities (c)	(55,481)	(99)
Share-based compensation expense (d)	14,542	16,229
Transaction expenses (e)	16,116	13,743
Restructuring and other strategic initiative costs (f)	4,165	2,935
Other non-recurring charges (g)	4,699	2,442
Adjusted EBITDA	$88,683	$65,354

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended September 30, 2022 and 2021

(Unaudited)

	Three Months ended September 30,
(in $ thousands)	2022	2021
Revenue	$71,555	$61,125
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$16,634	$15,288
Selling, general and administrative	36,032	33,696
Depreciation and amortization	24,662	25,907
Change in fair value of contingent consideration	(340)	(1,550)
Total operating expenses	$76,988	$73,341
Loss from operations	$(5,433)	$(12,216)
Interest expense	(1,130)	(764)
Change in fair value of tax receivable liability	11,411	3,411
Other income	54	19
Other loss	(4)	(19)
Total other income (expense)	10,331	2,647
Income (loss) before income tax (expense) benefit	4,898	(9,569)
Income tax (expense) benefit	474	2,261
Net income (loss)	$5,372	$(7,308)

Add:
Amortization of acquisition-related intangibles (j)	20,847	23,449
Non-cash change in fair value of contingent consideration (b)	(340)	(1,550)
Non-cash change in fair value of assets and liabilities (c)	(11,411)	(3,411)
Share-based compensation expense (d)	5,250	5,573
Transaction expenses (e)	4,117	4,425
Restructuring and other strategic initiative costs (f)	1,484	1,362
Other non-recurring charges (g)	1,927	989
Non-cash interest expense (k)	712	662
Pro forma taxes at effective rate (l)	(5,152)	(7,048)
Adjusted Net Income	$22,806	$17,143

Shares of Class A common stock outstanding (on an as-converted basis) (m)	96,618,566	92,581,752
Adjusted Net Income per share	$0.24	$0.19

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the nine months ended September 30, 2022 and 2021

(Unaudited)

	Nine Months ended September 30,
(in $ thousands)	2022	2021
Revenue	$206,554	$157,058
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$49,930	$40,483
Selling, general and administrative	107,379	86,632
Depreciation and amortization	82,442	63,379
Change in fair value of contingent consideration	(4,290)	(101)
Total operating expenses	$235,461	$190,393
Loss from operations	$(28,907)	$(33,335)
Interest expense	(3,170)	(2,764)
Loss on extinguishment of debt	—	(5,941)
Change in fair value of tax receivable liability	55,481	99
Other income	70	81
Other loss	(154)	(9,099)
Total other income (expense)	52,227	(17,624)
Income (loss) before income tax (expense) benefit	23,320	(50,959)
Income tax (expense) benefit	(6,414)	12,320
Net income (loss)	$16,906	$(38,639)

Add:
Amortization of acquisition-related intangibles(j)	69,924	56,758
Loss on extinguishment of debt (h)	—	5,941
Loss on termination of interest rate hedge (i)	—	9,080
Non-cash change in fair value of contingent consideration (b)	(4,290)	(101)
Non-cash change in fair value of assets and liabilities (c)	(55,481)	(99)
Share-based compensation expense (d)	14,542	16,229
Transaction expenses (e)	16,116	13,743
Restructuring and other strategic initiative costs (f)	4,165	2,935
Other non-recurring charges (g)	4,699	2,442
Non-cash interest expense (k)	2,123	1,860
Pro forma taxes at effective rate (l)	(10,714)	(23,600)
Adjusted Net Income	$57,990	$46,549

Shares of Class A common stock outstanding (on an as-converted basis) (m)	96,646,974	89,548,106
Adjusted Net Income per share	$0.60	$0.52

(a)
See footnote (j) for details on amortization and depreciation expenses.
(b)
Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(c)
Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(d)
Represents compensation expense associated with equity compensation plans, totaling $5.3 million and $14.5 million for the three and nine months ended September 30, 2022, respectively, and totaling $5.6 million and $16.2 million for the three and nine months ended September 30, 2021, respectively.
(e)
Primarily consists of (i) during the three and nine months ended September 30, 2022, professional service fees and other costs incurred in connection with the acquisitions of BillingTree, Kontrol and Payix, and (ii) during the three and nine months ended September 30, 2021, professional service fees and other costs incurred in connection with the acquisition of Ventanex, cPayPlus, CPS, BillingTree and Kontrol, as well as professional service expenses related to the January 2021 equity and convertible notes offerings.
(f)
Reflects consulting fees related to our processing services and other operational improvements, including restructuring and integration activities related to our acquired businesses, that were not in the ordinary course during the three and nine months ended September 30, 2022 and 2021.

(g)
For the three and nine months ended September 30, 2022 and 2021, reflects payments made to third-party recruiters in connection with a significant expansion of our personnel, franchise taxes and other non-income based taxes, extraordinary refunds to clients and other payments related to COVID-19, and non-cash rent expense. Additionally, for the three and nine months ended September 30, 2022, reflects loss on termination of lease and loss on disposal of fixed assets.
(h)
Reflects write-offs of debt issuance costs relating to Term Loans.
(i)
Reflects realized loss of our interest rate hedging arrangement which terminated in conjunction with the repayment of Term Loans.
(j)
For the three and nine months ended September 30, 2022, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix. For the three and nine months ended September 30, 2021, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree and Kontrol. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three Months ended September 30,		Nine Months ended September 30,
(in $ thousands)	2022	2021	2022	2021
Acquisition-related intangibles	$20,847	$23,449	$69,924	$56,758
Software	3,209	2,169	10,855	5,749
Amortization	$24,056	$25,618	$80,779	$62,507
Depreciation	606	289	1,663	872
Total Depreciation and amortization (1)	$24,662	$25,907	$82,442	$63,379

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

(k)
Represents amortization of non-cash deferred debt issuance costs.
(l)
Represents pro forma income tax adjustment effect associated with items adjusted above.
(m)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three and nine months ended September 30, 2022 and 2021. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Weighted average shares of Class A common stock outstanding - basic	88,735,518	88,273,194	88,749,417	81,595,128
Add: Non-controlling interests Weighted average Post-Merger Repay Units exchangeable for Class A common stock	7,883,048	4,308,558	7,897,557	7,952,978
Shares of Class A common stock outstanding (on an as-converted basis)	96,618,566	92,581,752	96,646,974	89,548,106

Adjusted EBITDA for the three months ended September 30, 2022 and 2021 was $31.7 million and $24.5 million, respectively, representing a 29.5% year-over-year increase. Adjusted EBITDA for the nine months ended September 30, 2022 and 2021 was $88.7 million and $65.4 million, respectively, representing a 35.7% year-over-year increase.

Adjusted Net Income for the three months ended September 30, 2022 and 2021 was $22.8 million and $17.1 million, respectively, representing a 33.0% year-over-year increase. Adjusted Net Income for the nine months ended September 30, 2022 and 2021 was $58.0 million and $46.5 million, respectively, representing a 24.6% year-over-year increase.

Our net income (loss) attributable to the Company for the three months ended September 30, 2022 and 2021 was $5.8 million and ($6.3) million, respectively, representing a 193.3% year-over-year increase. Our net income (loss) attributable to the Company for the nine months ended September 30, 2022 and 2021 was $19.5 million and ($34.3) million, respectively, representing a 156.8% year-over-year increase.

These increases in Adjusted EBITDA, Adjusted Net Income and net income (loss) attributable to the Company for the three and nine months ended September 30, 2022 are primarily due to the organic growth of our business, along with contributions from acquisitions.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of September 30, 2022, we had $63.5 million of cash and cash equivalents and available borrowing capacity of $165.0 million under the Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $23.2 million as of September 30, 2022. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Amended Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.

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

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. During the three months ended September 30, 2022, we repurchased 579,745 shares for a total of approximately $5.7 million under the Share Repurchase Program.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months ended September 30,
(in $ thousands)	2022	2021
Net cash provided by operating activities	$52,392	$31,482
Net cash used in investing activities	(28,855)	(296,615)
Net cash (used in) provided by financing activities	(13,151)	295,710

Cash Flow from Operating Activities

Net cash provided by operating activities was $52.4 million and $31.5 million for the nine months ended September 30, 2022 and 2021, respectively, which reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $28.9 million for the nine months ended September 30, 2022, due to the capitalization of software development activities.

Net cash used in investing activities was $296.6 million for the nine months ended September 30, 2021, due to the acquisitions of BillingTree and Kontrol, as well as the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash used in financing activities was $13.2 million for the nine months ended September 30, 2022, due to the shares repurchased under the Incentive Plan, ESPP and Share Repurchase Program, as well as the Ventanex earnout payment.

Net cash provided by financing activities was $295.7 million for the nine months ended September 30, 2021, due to proceeds from the issuance of new shares in the January 2021 equity offering and the 2026 Notes, offset by repayment of the outstanding revolver balance related to the Successor Credit Agreement and repayments of the term loan principal balance under the Successor Credit Agreement and the cPayPlus earnout payment.

Indebtedness

Successor Credit Agreement

In connection with the Business Combination, on July 11, 2019, TB Acquisition Merger Sub LLC, Hawk Parent and certain subsidiaries of Hawk Parent, as guarantors, entered into the Successor Credit Agreement with certain financial institutions, as lenders, and Truist Bank (formerly SunTrust Bank), as the administrative agent.

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

As of September 30, 2022, the Amended Credit Agreement provides for a revolving credit facility of $185.0 million. As of September 30, 2022, we had $20.0 million drawn against the revolving credit facility at a variable interest rate of 2.25% plus 1-month LIBOR due 2026. We paid $0.2 million and $0.5 million in fees related to unused commitments for the three and nine months ended September 30, 2022, respectively. We paid $0.1 million and $0.3 million in fees related to unused commitments for the three and nine months ended September 30, 2021, respectively.

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

As of September 30, 2022, we had convertible senior debt outstanding of $432.6 million, net of deferred issuance costs, under the 2026 Notes, and revolving credit facility debt outstanding of $18.0 million, net of deferred issuance costs, under the Amended Credit Agreement. We were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants under the 2026 Notes and the Amended Credit Agreement, prospectively.

Tax Receivable Agreement

Upon the completion of the Business Combination, we entered into the TRA with holders of Post-Merger Repay Units. As a result of the TRA, we established a liability in our condensed consolidated financial statements. Such liability, which will increase upon the redemptions or exchanges of Post-Merger Repay Units for the Class A common stock of the Company, generally represents 100% of the estimated future tax benefit, if any, relating to the increase in tax basis that will result from redemptions or exchanges of the Post-Merger Repay Units for shares of Class A common stock pursuant to the Exchange Agreement and certain other tax attributes of the Company and tax benefits of entering into the TRA, including tax benefits attributable to payments under the TRA.

Under the terms of the TRA, we may elect to terminate the TRA early but will be required to make an immediate payment equal to the present value of the anticipated future cash tax savings. As a result, the associated liability reported on our condensed consolidated financial statements may be increased. We expect that the payment obligations of the Company required under the TRA will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Post-Merger Repay Units, the price of the Class A common stock of the Company at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future, the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest. We expect to fund the payment of the amounts due under the TRA out of the cash savings that we actually realize in respect of the attributes to which TRA relates. However, the payments required to be made could be in excess of the actual tax benefits that we realize and there can be no assurance that we will be able to finance our obligations under the TRA.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

There have been no significant changes to our critical accounting policies and critical accounting estimates for the nine months ended September 30, 2022. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, for a complete discussion of critical accounting policies and critical accounting estimates.

For information related to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies, to our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and LIBOR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of September 30, 2022, we had convertible senior debt of $432.6 million, net of deferred issuance costs, and revolving credit facility borrowings of $18.0 million, net of deferred issuance costs, outstanding under the respective debt agreements. As of December 31, 2021, we had convertible senior debt of $429.3 million, net of deferred issuance costs, and revolving credit facility borrowings of $19.2 million, net of deferred issuance costs, outstanding. The borrowings under the Amended Credit Agreement accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted LIBOR rate plus a margin of 2.50% to 3.50% under the Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Amended Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, as part of our ongoing integration activities following the acquisition of BillingTree, we continued to apply our controls and procedures to the acquired operations of BillingTree and to augment our company-wide controls to address the risks inherent in a business combination of this magnitude.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes such purchases of Class A common stock made by the Company or any “affiliate purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) for the three months ended September 30, 2022:

	Total Number of Shares Purchased (1) (2)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
July 1 - 31, 2022	3,356		$13.10	—	$49,000,000
August 1 - 31, 2022	522,552	(3)	10.11	398,851	(2,000,000)
September 1 - 30, 2022	192,782		8.99	180,894	(4,000,000)
Total	718,690		$9.82	579,745	$43,000,000

(1)
Includes 30,268 shares that we withheld pursuant to the Incentive Plan and the ESPP in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan and share purchases under the ESPP, which, in each case, we withheld at fair market value on the applicable vesting date or purchase date.
(2)
Includes 579,745 shares purchased pursuant to the Share Repurchase Program. On May 16, 2022, our board of directors approved the Share Repurchase Program under which we may repurchase up to $50 million of our outstanding Class A common stock. The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs.
(3)
Includes 108,677 shares purchased in the open market in August 2022 by Peter J. Kight, our Chairman of the Board, who could be deemed an affiliated purchaser.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On November 3, 2022, the Company notified Michael F. Jackson, the Company’s Chief Operating Officer, that, in connection with ongoing internal restructuring initiatives, the Chief Operating Officer role was being eliminated and that the cessation of his employment would be effective November 25, 2022. Mr. Jackson’s separation will constitute a termination without “cause” for purposes of his executive employment agreement. The Company expects to negotiate a transitional consulting agreement with Mr. Jackson pursuant to which Mr. Jackson would provide assistance in connection with the transition of his role.

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

101*

The following financial statements from the Company’s Form 10‑Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes In Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: November 9, 2022	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)