Form 10-K
period 2022-12-31
Repay Holdings Corp
filed 2023-03-01
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022, was $1,117,092,455.

As of February 22, 2023, there were 90,386,224 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 2,018,576 of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of February 22, 2023, the holders of such outstanding shares of Class V common stock also hold 7,861,271 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of either an amendment to this Form 10-K or its proxy statement for its 2023 Annual Meeting of Shareholders, which are expected to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

Auditor Firm ID: 248 Auditor Name: Grant Thornton LLP Auditor Location: Atlanta, Georgia

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, the macroeconomic conditions, the expected demand on our product offering, including further implementation of electronic payment options and statements regarding our market and growth opportunities, our financial performance, our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part I, Item 1A “Risk Factors” of this Form 10-K. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

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
•
Unauthorized disclosure of client or consumer data could expose us to liability and protracted and costly litigation, and damage our reputation.
•
If we cannot keep pace with rapid developments and changes in our industry the use of our products and services could decline, causing a reduction in our revenues.
•
If our vertical markets do not increase their acceptance of electronic payments or if there are adverse developments in the electronic payment industry in general our business, financial condition and results of operations may be adversely affected.
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
•
The impact of the COVID-19 pandemic outbreak and the measures implemented to mitigate the spread of the virus could adversely affect our business, financial conditions and results of operations.
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
•
The loss of key personnel or the loss of our ability to attract, recruit, retain and develop qualified employees could adversely affect our business, financial condition and results of operations.
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

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $25.6 billion of total card payment volume in 2022. Our year-over-year card payment volume growth was approximately 25% in 2022 and 35% in 2021. As of December 31, 2022, we had over 23,000 clients. Our top 10 clients, with an average tenure of approximately seven years, contributed to approximately 15% and 14% of total gross profit during the year ended December 31, 2022 and the year ended December 31, 2021, respectively.

Our leading competitive position and differentiated solutions have enabled us to realize unique advantages in fast-growing and strategically-important segments of the payments market. We provide payment processing solutions to clients primarily operating in the personal loans, automotive loans, receivables management, and business-to-business verticals. Our payment processing solutions enable consumers and businesses in these verticals to make payments using electronic payment methods, rather than cash or check, which have historically been the primary methods of payment in these verticals. We believe that a growing number of consumers and businesses prefer the convenience and efficiency of paying with cards and other electronic methods and that we are poised to benefit as these verticals continue to shift from cash and check to electronic payments. The personal loans vertical is predominately characterized by installment loans, which are typically utilized by consumers to finance everyday expenses. The automotive loans vertical predominantly includes subprime automotive loans, automotive title loans and automotive buy-here-pay-here loans and also includes near-prime and prime automotive loans. Our receivables management vertical relates to consumer loan collections, which typically enter the receivables management process due to delinquency on credit card bills or as a result of major life events, such as job loss or major medical issues. The business-to-business vertical relates to transactions occurring between a wide variety of enterprise clients, many of which operate in the automotive, field services, healthcare, homeowner association (“HOA”) management and hospitality industries, as well as educational institutions and governments and municipalities.

Our go-to-market strategy combines direct sales with integrations with key software providers in our target verticals. The integration of our technology with key software providers in the verticals that we serve, including loan management systems, dealer management systems (“DMS”), collection management systems, and enterprise resource planning software systems, allows us to embed our omni-channel payment processing technology into our clients’ critical workflow software and ensure seamless operation of our solutions within our clients’ enterprise management systems. We refer to these software providers as our “software integration partners.” An integration allows our sales force to readily access new client opportunities or respond to inbound leads because, in many cases, a business will prefer, or in some cases only consider, a payments provider that has already integrated or is able to integrate its solutions with the business’ primary enterprise management system. We have successfully integrated our technology solutions with numerous, widely-used enterprise management systems in the verticals that we serve, which makes our platform a more compelling choice for the businesses that use them. Moreover, our relationships with our partners help us to develop deep industry knowledge regarding trends in client needs. Our integrated model fosters long-term relationships with our clients, which supports our volume retention rates that we believe are above industry averages. As of December 31, 2022, we maintained approximately 240 integrations with various software providers.

Segments

Starting from December 31, 2022, we report our financial results based on two reportable segments, Consumer Payments and Business Payments. For additional information on our segments, see Note 16. Segments to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consumer Payments

Our Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable our clients to collect payments and disburse funds to consumers and includes our clearing and settlement solutions (“RCS”) and Blue Cow Software business (“BCS”). RCS is our proprietary clearing and settlement platform through which we market customizable payment processing programs to other ISOs and payment facilitators. BCS provides enterprise resource planning software solutions that are customized to propane and fuel oil dealers. The strategic vertical markets served by our Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare, diversified retail and energy related software services. The BCS business was sold on February 15, 2023. Our Consumer Payments segment represented approximately 85% of our total revenue after any intersegment eliminations for the year ended December 31, 2022.

Business Payments

Our Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, Automated Clearing House (“ACH”) processing and other electronic payment acceptance solutions) that enable our clients to collect or send payments to other businesses. The strategic vertical markets served within our Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, HOA management and hospitality. Our Business Payments segment represented approximately 15% of our total revenue after any intersegment eliminations for the year ended December 31, 2022.

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

Continue to Drive Operational Efficiencies

As we continue to grow, we expect to become a more significant partner to our sponsor banks, third party processors and software integration partners, which we expect will give us greater leverage as we expand our contractual relationships with them. We plan to continue to drive operating leverage in our non-technology personnel expenditures, as we believe that, in general we can process larger payment volumes without significant increases to our personnel and operating expenses.

Strategic Acquisitions

From January 1, 2016 through December 31, 2022, we have successfully acquired eleven businesses. Given the large size and attractive growth trends of our current addressable market, we are primarily focused on growing our business organically. However, we may selectively pursue strategic acquisitions as opportunities arise that meet our internal requirements for the use of capital and return on investment. Some of these opportunities may include those that enable us to acquire new capabilities that may be harder to develop in-house, gain entrance into new segments of the market, enter new markets, or consolidate our existing market.

Solutions

We provide our clients with comprehensive solutions, which can generally be categorized as follows:

•
Payment Acceptance
o
Debit and Credit Card Processing — Allows our clients to accept card payments. These payments can be made using any of our payment channels, as further described below.
o
ACH Processing — Our ACH processing capabilities allow our clients to send and accept traditional and same-day ACH transactions.
o
ECash – Through third party relationships, we can facilitate customers who want to make payments with cash by converting it into digital payments that are deposited with our clients.
o
Digital Wallet Services – Enables customers to quickly and easily pay using payment data securely stored in the digital wallets of their mobile devices.
•
Accounts Payable Automation
o
Virtual Credit Card Processing — Our virtual credit card product offering enables our clients to automate their payables transactions by sending single-use virtual credit cards to their suppliers.
o
Enhanced ACH Processing — Provides the same functionality as our standard ACH processing capability, but with the added benefit of incremental transaction and reconciliation data.
•
Clearing and Settlement – Our RCS business offers ISOs and payment facilitators clearing and settlement solutions for all major card brands
•
Instant Funding — Our instant funding capabilities allow our clients to transfer funds directly to a consumer’s debit or prepaid card. We have created a proprietary process that decreases processing delays typically associated with traditional fund disbursements.

The above payment acceptance and funding methods are processed through our proprietary payment channels:

•
Web-based
o
Virtual Terminal — A terminal that provides virtual payment access for processing of ACH or card transactions.
o
Hosted Payment Page — A client-branded terminal that enables ACH and card transaction processing.
o
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

Software Integration Partners

As of December 31, 2022, we were integrated with approximately 240 software partners that are providers of our clients’ primary enterprise management systems. Our integrations ensure seamless delivery of our full suite of payment processing capabilities to our clients. These integrations are also a critical part of our marketing strategy, as many clients would prefer to award their payments business to payments processors who have worked to integrate their solutions into the client’s enterprise management systems.

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

Proprietary Compliance Management System. We have developed proprietary onboarding, compliance, and client oversight processes, of which our Compliance Management System (“CMS”) is a part. Our CMS, developed in conjunction with the Third Party Payment Processors Association, focuses on four main components — board and management oversight, a compliance program with written policies and procedures and employee training and monitoring, responsiveness to consumer complaints and annual compliance audits from an independent third party — and is inclusive of the Electronic Transaction Association guidelines on underwriting and risk.

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

Chargebacks. The payment networks permit the reversal of a money transfer, a chargeback, up to six months (or in rare cases, a longer time frame) after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the client incurring the chargeback is unable to fund the refund to the card-issuing bank, we are required to do so by the rules of the payment networks and our contractual arrangements with our sponsor banks. During the year ended December 31, 2022, we believe our chargeback rate was under 1% of our payment volume.

Security, Disaster Recovery, and Back-up Systems

We adhere to industry security standards to protect the payment information that we process. We regularly scan and update our network, systems and application code and malware defenses. We use a third party vendor solution for security education materials. Every employee and contractor is required to successfully complete annual security awareness training. We routinely retain external parties to audit our systems’ compliance with current security standards as established by the Payment Card Industry Data Security Standards (“PCI DSS”), Service Organization Control ("SOC1 Type II,” “SOC2 Type II”), Health Insurance Portability and Accountability Act (“HIPAA”) and International Organization for Standardization (“ISO 27001”) and to test our systems against vulnerability to unauthorized access. We utilize third party vendors for internal and external penetration testing. Further, we use one of the most advanced commercially available technologies to encrypt the cardholder numbers and client data that we store in our databases. Additionally, we have a dedicated team responsible for continuous monitoring and security incident response. This team also develops, maintains, tests and verifies our incident response plan. Disaster recovery is built into our primary payment gateway through redundant hardware and software applications hosted in two distinct cloud regions. Our primary cloud region for the payment gateway infrastructure is set up to be replicated, substantially on a real time basis, by our secondary cloud region such that if our primary cloud region becomes impaired or unavailable, operations are redirected to the secondary cloud region. Our incident response team tests these systems each quarter to assess the effectiveness of our disaster recovery plan, including staff readiness and operational capability.

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

When we facilitate a transaction as a merchant acquirer, we utilize third party processors such as Global Payments, Inc. Under such processing arrangements, the third-party processors and vendors receive processing fees, which are typically based on the number of transactions processed.

In order for us to process and settle transactions for our clients, we have entered into sponsorship agreements with banks that are members of the payment networks. We are required to register with the payment networks through these bank partners because we, as a payment processor, are not a “member bank” as defined by the major payment networks. Our member bank partners sponsor our adherence to the rules and standards of the payment networks and enable us to route transactions under the sponsor banks’ control and identification numbers (for example, known as BIN for Visa and ICA for MasterCard) across the card and ACH networks to authorize and clear transactions. Our relationships with multiple sponsor banks give us the flexibility to shift payment volumes between them, which is designed to help us to secure more competitive pricing for our clients and to maintain redundancy.

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

See “Risk Factors—Risks Related to Our Business – We rely on other service and technology providers. If such providers fail in or discontinue providing their services or technology to us, our ability to provide services to clients may be interrupted, and, as a result, our business, financial condition and results of operations could be adversely impacted.” in Part I, Item 1A of this Annual Report on Form 10-K.for further discussion of our arrangements with certain service providers.

Competitive Conditions and Market Trends

We compete with a variety of payment processing companies that have different business models, go-to-market strategies and technical capabilities. In our Consumer Payments segment, our primary competitors include ACI Worldwide, Paymentus, PayNearMe, and PayScout. We also compete in our Consumer Payments segment against many traditional merchant acquirers, such as financial institutions, affiliates of financial institutions and payment processing companies in the payment processing industry, including Bank of America Merchant Services, Elavon (a subsidiary of U.S. Bancorp), Wells Fargo Merchant Services, Global Payments, WorldPay (a subsidiary of Fidelity National Information Services) and Fiserv. In our Business Payments segment, our primary competitors include AvidXchange, Corporate Spending Innovations (a division of Edenred), Nvoicepay (a division of FleetCor Technologies), Paya and Zelis. We believe the most significant competitive factors in the markets in which we compete are: (1) economics, including fees charged to merchants and commission payouts to software integration partners; (2) product offering, including emerging technologies and development by other participants in the payments ecosystem; (3) service, including product functionality, value-added solutions and strong client support for both clients and software integration partners; and (4) reliability, including a strong reputation for quality service and trusted software integration partners. Our competitors include large and well-established companies, including banks, credit card providers, technology and ecommerce companies and traditional retailers, many of which are larger than we are, have a dominant and secure position in the markets in which they operate or offer other products and services to consumers and clients which we do not offer. Moreover, we compete against all forms of payments, including credit cards, bank transfers, and traditional payment methods, such as cash and check.

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

Acquisitions

Our historical acquisition activity has allowed us to access new markets, acquire industry talent, broaden our product suite, and supplement organic growth. Our current acquisition strategy focuses on integrated payments companies serving attractive vertical markets and opportunities to broaden our product offerings. From January 1, 2016 through December 31, 2022, we have completed eleven acquisitions, which are described below. These acquisitions were of payment companies and are representative of the acquisitions we envision consummating in the future.

Sigma Acquisition

Effective as of January 1, 2016, we acquired substantially all of the assets of Sigma Payment Solutions, Inc. (“Sigma”). Sigma was an electronic payment solutions provider to the automotive finance industry. The transaction marked our expansion into the automotive finance space. We have benefited greatly from Sigma’s deep integrations with automotive finance software platforms, or DMS.

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

Privacy and Information Security Regulations

We provide services that may be subject to various state and federal privacy laws and regulations. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which (along with its implementing regulations) restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Our business may also be subject to the Fair Credit Reporting Act of 1970, as amended by the Fair and Accurate Credit Transactions Act of 2003, which regulates the use and reporting of consumer credit information and imposes disclosure requirements on entities who take adverse action based on information obtained from credit reporting agencies. All fifty states have enacted data breach notification laws requiring businesses that experience a security breach of their computer databases that contain personal information to notify affected individuals, consumer reporting agencies and governmental agencies. In addition, there are state laws that restrict the ability to collect and utilize certain types of personal information, such as Social Security and driver’s license numbers, and impose secure disposal requirements for personal data. Certain state laws mandate businesses to implement reasonable data security measures. In addition, various states, including California, Colorado, Connecticut, Utah and Virginia, have recently enacted laws concerning privacy, data protection and information security. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020 and was amended by the California Privacy Rights Act of 2020 (the “CRPA”), for which most provisions were effective on January 1, 2023, requires companies that process personal information of California residents to make certain disclosures to consumers about data practices, grants consumers specific access rights to their data, allows consumers to opt out of certain data sharing activities and creates a private right of action for data breaches. The CPRA also establishes a privacy enforcement agency known as the California Privacy Protection Agency. Other states are expected to enact in new similar laws and regulations in the near future.

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

Human Capital

Our employees are a critical component of our success. As of December 31, 2022, we employed approximately 579 full-time employees throughout the U.S. and Canada. We have 12 office locations in the U.S. and have a remote employee presence in 42 states. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We strive to create and maintain a special culture at REPAY that focuses on our values of excellence, passion, integrity, respect, and innovation. Our strong emphasis on culture is intended to empower our employees to make decisions and develop themselves personally and professionally. One of our priorities is to maintain and enhance our culture as we grow in employee size and integrate new team members.

We participate in an annual employee engagement and feedback survey which allows all full-time employees to anonymously give us feedback on our workplace culture, employee programs, and more. In 2022, 80% of participants responded that REPAY is a great place to work. Our employees’ feedback from the annual surveys have allowed us to be certified as a Great Place to Work® for the last seven consecutive years. We take employee feedback seriously and share the results of the survey, along with an action plan of how we can continue to improve, with all employees.

Attracting, developing, and retaining top talent is a priority at REPAY and we have a dedicated human resources team that focuses on these initiatives. To ensure we stay competitive in the talent market, we strive to make it clear to our employees that we value and appreciate them, and reward high performance. We foster a culture of rewards and recognition and incentivize our employees with opportunities for growth within the company. New employees are welcomed through our virtual new hire onboarding experience, which consists of at-home equipment, welcome gift packages, an onboarding plan with consistent communication, and human resources orientation, ensures our new hires have the support they need. Additionally, new hire spotlights are socialized in our monthly newsletters to ensure new team members are introduced to the Company and receive a warm welcome and every one of our new employees has the opportunity to meet with our CEO for a “coffee chat” within their first month of employment.

REPAY’s leadership empowers each team member to make a difference and stretch to their fullest potential. Our dedication to frequent, transparent communication is shown with company-wide meetings where our leaders share Company vision and encourage employees to ask questions. Several departments across the Company hold annual training summits where team members have an opportunity to collaborate with fellow colleagues, participate in department-specific training and further enhance their skillsets. Our compensation strategy gives us competitive advantages by offering competitive salaries, bonus potential and employee ownership opportunities for a meaningful portion of our employees through equity incentive grants.

We recognize the importance of giving back to the communities in which we live. Participating in community outreach initiatives and volunteer opportunities is extremely important to our employees and has become an integral part of our corporate culture. Throughout the year, we provide multiple ways for team members to volunteer and positively impact the surrounding communities.

We value diverse backgrounds, perspectives and experiences, and we are committed to providing an inclusive environment where all individuals are heard and respected. We maintain an Employee Resource Group aimed at connecting and creating a network for women at REPAY. This group meets several times throughout the year to discuss relevant topics and connect with others at the Company. We have also partnered with diverse organizations and higher education programs, to identify a more diverse pool of qualified candidates for recruitment. We continue to evaluate our diversity and inclusion program and are in various phases of implementing several strategic initiatives, which we believe will help us cultivate a more diverse workforce and inclusive environments. Our diversity and inclusion initiatives are periodically reviewed and discussed at the board level.

We offer a comprehensive benefits package, which goes into effect on a person’s first day of employment, including 100% coverage of employee healthcare premiums and several benefits at no cost to our employees, including life insurance, telehealth, mental health and work-life balance resources. We perform a thorough review of our benefits package annually. Among other benefits, we continue to offer an Employee Stock Purchase Plan (“ESPP”). The ESPP is highly valued because it gives our employees the opportunity to become shareholders in REPAY at a discounted price. The financial future of our employees is important to us, which is why we have a generous 401(k)-employer match and performance-based bonus program. To promote personal and professional growth, we encourage our employees to pursue ongoing training and career development opportunities, and we provide tuition assistance and reimbursement for certain pre-approved continuing education programs and professional certifications.

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

Unauthorized disclosure of client or consumer data, whether through breach of our computer systems, computer viruses or otherwise, could expose us to liability and protracted and costly litigation and damage our reputation.

We are responsible for data security for us and for third parties with whom we partner, including with respect to rules and regulations established by the payment networks, such as Visa, MasterCard and Discover, and debit card networks. These third parties include our clients, software integration partners and other third-party service providers and agents. We and other third parties collect, process, store and/or transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers, expiration dates, driver’s license numbers, bank account numbers and protected health information. We have ultimate liability to the payment networks and our sponsor banks that register us with the payment networks for our failure or the failure of other third parties with whom we contract to protect this data in accordance with payment network requirements. The loss, destruction or unauthorized modification of client or consumer data by us or our contracted third parties could result in significant fines, sanctions, proceedings or actions against us by the payment networks, governmental bodies, consumers or others.

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

We and our contracted third parties could be subject to breaches of security by hackers. Our encryption of data and other protective measures may not prevent unauthorized access to or use of sensitive data. A systems breach may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach (including a ransomware attack) could harm our reputation and deter clients from using electronic payments generally and our services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits and result in the imposition of material penalties and fines under state and federal laws or by the payment networks or limitations on our ability to process payment transactions on such payment networks. While we maintain cyber insurance coverage (which, in certain cases, is required pursuant to certain of our contractual commitments) that may, subject to policy terms and conditions, cover certain aspects of these risks, our insurance coverage may be insufficient to cover all losses. Additionally, we may be required to increase our cyber insurance coverage pursuant to our contractual commitments entered into in the future. Our cyber insurance costs have increased significantly following well-publicized ransomware attacks involving other organizations. The costs to maintain or increase our cyber insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

Although we generally require that our agreements with our software integration partners or service providers include confidentiality obligations that restrict these parties from using or disclosing any client or consumer data except as necessary to perform their services under the applicable agreements, we cannot guarantee that these contractual measures will prevent the unauthorized use, modification, destruction or disclosure of data or allow us to seek reimbursement from the contracted party. In addition, many of our clients are small and medium-sized businesses that may have limited competency regarding data security and handling requirements and may thus experience data breaches. Any unauthorized use, modification, destruction or disclosure of data could result in protracted and costly litigation and the incurrence of significant losses by us.

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

The vertical markets we primarily serve have not historically utilized electronic payments to the same extent as traditional markets such as retail and travel. If consumers and businesses in our primary vertical markets do not increase their use of cards as payment methods for their transactions or if the mix of payment methods changes in a way that is adverse to us, such developments may have a material adverse effect on our business, financial condition and results of operations. Regulatory changes may also result in our clients seeking to charge their own clients additional fees for use of credit or debit cards which may result in such clients using other payment methods. Additionally, in recent years, increased incidents of security breaches have caused some consumers to lose confidence in the ability of businesses to protect their information, causing certain consumers to discontinue use of electronic payment methods. Security breaches could result in financial institutions canceling large numbers of credit and debit cards, or consumers or businesses electing to cancel their cards following such incidents.

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

Certain of these types of fraud present potential liability for chargebacks associated with our clients’ processing transactions. If a billing dispute between a client and a consumer is not ultimately resolved in favor of our client, the disputed transaction is “charged back” to the client’s bank and credited to the consumer’s bank. Anytime our client is unable to satisfy a chargeback, we are responsible for that chargeback. We have a number of contractual protections and other means of recourse to mitigate those risks, including collateral or reserve accounts that we may require our clients to maintain for these types of contingencies. Nonetheless, if we are unable to collect the chargeback from the clients’ account or reserve account (if applicable), or if the client refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. We have established systems and procedures to detect and reduce the impact of business fraud, but these measures may not be effective, and incidents of fraud could increase in the future. During the year ended December 31, 2022, we believe our chargeback rate was less than 1% of payment volume. Any increase in chargebacks not paid by our clients could have a material adverse effect on our business, financial condition and results of operations.

Our processes to reduce fraud losses depend in part on our ability to restrict the deposit of processing funds while we investigate suspicious transactions. We could be sued by parties alleging that our restriction and investigation processes violate federal and state laws on consumer protection, unfair business practices or other applicable laws. If we are unable to defend any such claim successfully, we could be required to restructure our anti-fraud processes in ways that would harm our business or pay substantial fines.

As part of our program to reduce fraud losses, we may temporarily restrict the ability of clients to access certain processing deposits if those transactions or their account activity are identified by our anti-fraud models as suspicious. We could be sued by parties alleging that our restriction and investigation processes violate federal and state laws on consumer protection or unfair business practices. If we are unable to defend any such claim successfully, we could be required to restructure our anti-fraud processes in ways that could harm our business and to pay substantial fines. Even if we are able to defend a claim successfully, the litigation could damage our reputation, consume substantial amounts of our management’s time and attention, and require us to change our client service and operations in ways that could increase our costs and decrease the effectiveness of our anti-fraud program. In addition, if a client has filed for bankruptcy protection, then our normal processes may be limited by applicable bankruptcy laws.

We receive savings related to favorable pricing or incentives on certain interchange and other payment network fees. To the extent we cannot maintain such savings and cannot pass along any corresponding increases in such fees to our clients, our operating results and financial condition may be materially adversely affected.

We bear interchange, assessment, transaction and other fees set by the payment networks to the card issuing banks and the payment networks for each transaction we process as a merchant acquirer. Under certain circumstances, the payment networks afford us preferential rates or incentives with respect to such fees, which helps us to control our operating costs. From time to time, the payment networks increase the interchange fees and other fees that they charge payment processors and the sponsor banks. At their sole discretion, our sponsor banks have the right to pass any increases in interchange and other fees on to us, and they have consistently done so in the past. We are generally permitted under the contracts into which we enter with our clients, and in the past have been able to, pass these fee increases along to our clients through corresponding increases in our processing fees. However, if we are unable to pass through these and other fees in the future (which could be the result of the structure of “flat rate” or convenience fee pricing under certain contracts), or if the payment networks decline to offer us preferential rates or incentives on such fees as compared to those charged to other payment processors, our business, financial condition and results of operations could be materially adversely affected.

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

At present, our critical operational systems, such as our payment gateway, are fully redundant, while certain of our less critical systems are not. Therefore, certain aspects of our operations may be subject to interruption. Also, while we have disaster recovery policies and arrangements in place, they have not been tested under actual disasters or similar events. Maintaining and upgrading our system is costly and time-consuming, involves significant technical risk and may divert our resources from new features and products, and there can be no assurances that such systems will be effective. Frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties and mandatory and costly changes to our business practices.

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

The COVID-19 pandemic and the measures implemented to mitigate the spread of the virus have had and may continue to have an adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic and the mitigation efforts by governments and other parties to attempt to control the spread of the virus (including its variants) have adversely impacted the U.S. and global economy, leading to significant changes in consumer and business spending and economic activity and disruptions and volatility in the U.S. and global capital markets. We are diligently working to ensure that we can continue to operate with minimal disruption, mitigate the impact of the pandemic on our employees’ health and safety and address potential business interruptions on ourselves and our clients. However, we cannot assure you that we will continue to be successful in these efforts.

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

The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits, including natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics (such as the COVID-19 pandemic) and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks. A sustained deterioration in general economic conditions, particularly in the United States, continued uncertainty for an extended period of time, due to the COVID-19 pandemic or otherwise, persistent inflation or further increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. Our consumer finance and mortgage clients may be disproportionately impacted by further increased interest rates or a general economic downturn, which could result in a decrease to our revenue and profits. If our consumer finance or mortgage clients make fewer or smaller loans (or their borrowers fail to make required payments), or consumers and businesses spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue. Smaller tax refunds to consumers, due to the absence of additional stimulus or similar impacts or otherwise, could also negatively impact our results of operations.

The U.S. and international markets are experiencing uncertain and volatile economic conditions, including from the impacts of the COVID-19 pandemic, sustained inflation, recession concerns and supply chain disruptions. These conditions make it extremely difficult for us to accurately forecast and plan future business activities. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

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

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology, which is critical to our success, particularly in our strategic verticals where we may offer proprietary software solutions to our clients. Third parties have, and in the future may, challenge, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of service offerings or other competitive harm. Other parties, including our competitors, may independently develop similar technology and duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may be subject to termination or renegotiation with unfavorable terms to us, and our third-party licensors may be subject to bankruptcy, insolvency and other adverse business dynamics, any of which might affect our ability to use and exploit the products licensed to us by such third-party licensors. Additionally, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights and know-how, which is expensive, could cause a diversion of resources and may not prove successful. Also, because of the rapid pace of technological change in our industry, aspects of our business and our services rely on technologies developed or licensed by third parties, and we may not be able to obtain or retain licenses and technologies from these third parties on reasonable terms or at all. The loss of intellectual property protection or the inability to license or otherwise use third-party intellectual property could harm our business and ability to compete.

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

We depend on the ability and experience of a number of our key personnel who have substantial experience with our operations, the rapidly changing payment processing industry and the vertical markets in which we offer our products and services. Many of our key personnel have worked for us for a significant amount of time or were recruited by us specifically due to their experience. Our success depends in part upon the reputation and influence within the industry of our senior managers who have, over the years, developed long standing and favorable relationships with our software integration partners, vendors, card associations, sponsor banks and other payment processing and service providers. We experienced senior management turnover in 2022 as a result of the departures of our chief operating officer and our chief revenue officer. It is possible that the loss of the services of these executives or other senior executives or key managers could have a material adverse effect on our business, financial condition and results of operations. In addition, contractual obligations related to confidentiality assignment of intellectual property rights, non-solicitation and non-competition may be ineffective or unenforceable, and departing employees may share our proprietary information with competitors or seek to solicit our software integration partners or clients or recruit our key personnel to competing businesses in ways that could adversely impact us.

Further, in order for us to continue to successfully compete and grow, we must attract, recruit, develop and retain personnel who will provide us with the expertise we need. Our success also depends on the skill and experience of our sales force, which we must continuously work to maintain. While we have a number of key personnel who have substantial experience with our operations, we must also develop our personnel so that our personnel are capable of maintaining the continuity of our operations, supporting the development of new services and solutions and expanding our client base. The market for qualified personnel is highly competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability.

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

Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In addition, to the extent we decide to offer our products and services in additional jurisdictions (for example, our expansion into Canada), we may incur additional compliance-related costs with respect to operating in such jurisdictions. Additionally, as our products and services evolve, and as regulators continue to increase their scrutiny of compliance with these obligations, we may be subject to a variety of additional laws and regulations, or we may be required to further revise or expand our compliance management system, including the procedures we use to verify the identity of our clients and their end customers and to monitor transactions. If we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties, such as a cease and desist order, or we may be required to alter the nature or packaging of our services and solutions, any of which could adversely affect our business or operating results.

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

In addition to those regulations discussed previously that are imposed by the card networks and NACHA, governmental bodies in the United States have adopted, or are considering the adoption of, laws and regulations restricting the use, collection, storage, transfer and disposal of, and requiring safeguarding of, non-public personal information. Our operations are subject to certain provisions of these laws. Applicable federal privacy laws may restrict our collection, processing, storage, use and disclosure of personal information, may require us to notify individuals of our privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information, and mandate certain procedures with respect to safeguarding and proper description of stored information. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of personal information to affected individuals, state officers, consumer reporting agencies and businesses and governmental agencies. The applicable regulatory framework for privacy issues is evolving and is likely to continue doing so for the foreseeable future, which creates uncertainty. The state privacy law framework is described under “Privacy and Information Security Regulations” in Item 1. Business above.

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

Our operations are subject to extensive tax liabilities, including federal and state and transactional taxes such as excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes in tax laws or their judicial or administrative interpretations could decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and may have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities are subject to periodic audits by the applicable taxing authority which could increase our tax liabilities. Furthermore, companies in the payment processing industry, including us, may become subject to incremental taxation in various taxing jurisdictions. Taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass the tax expense through to our clients, our costs would increase and our net income would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have in the past discovered, and may in the future discover, material weaknesses and other areas of our internal controls that need improvement. We continue to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operation and financial condition. In addition, as a result of such material weaknesses and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes.

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

Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and such level of indebtedness could have important consequences to our stockholders.

We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

Our indebtedness under the Amended Credit Agreement bears interest at a variable rate, which, as of December 31, 2022, was based on adjusted London Inter-bank Offer Rate (“LIBOR”). On February 9, 2023, we further amended the Amended Credit Agreement to replace LIBOR with term Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark. This benchmark replacement may be higher than the adjusted LIBOR previously available under the Amended Credit Agreement, which could in turn increase our interest expense. This benchmark replacement may also include administrative and operational changes that affect our borrowing practices under the Amended Credit Agreement.

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

Hawk Parent has outstanding an aggregate of 7,861,271 Post-Merger Repay Units as of February 22, 2023. Pursuant to the Exchange Agreement, Repay Unitholders have the right to elect to exchange such Post-Merger Repay Units into shares of our Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement. However, Hawk Parent may elect to settle such exchange in cash in lieu of delivering shares of our Class A common stock pursuant to the terms of the Exchange Agreement.

In addition, we have reserved a total of 13,826,728 shares of Class A common stock for issuance under our Repay Holdings Corporation Omnibus Incentive Plan (as amended, the “Incentive Plan.”). Of these shares, 7,305,413 shares of Class A common stock remain available for future issuance under the Incentive Plan as of February 22, 2023. To the extent such shares have vested or vest in the future (and settle into shares, in the case of restricted stock units), they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Historically, our Class A common stock has experienced substantial price volatility. For example, the closing price per share of our Class A common stock on The Nasdaq Capital Market ranged from a low of $4.38 to a high of $19.54 during the period from January 3, 2022 to December 30, 2022. This volatility could be the result of changes in our volumes, revenue, earnings and margins or general market and economic factors. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions can also cause changes in our stock price. In particular, speculation on our go-forward strategy, competition in some of the markets we address and the effect of general economic and political conditions (such as recession concerns, interest rate changes and inflation) on our business, may have a dramatic effect on our stock price.

Volatility in the stock price of our common stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation or activist shareholder matters.

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

Our certificate of incorporation, bylaws and Delaware General Corporation Law (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

•
a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors (until our 2024 annual meeting of stockholders, at which time this provision will terminate);

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
•
the requirement that directors may only be removed from the board of directors for cause (until our 2024 annual meeting of stockholders, at which time this provision will terminate);
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following table sets forth selected information concerning our principal facilities, as of December 31, 2022.

Location	Owned/Leased	Approximate Square Footage
Corporate Headquarters:
Atlanta, Georgia	Leased	8,700
Additional Facilities:
Atlanta, Georgia	Leased	13,300
Bettendorf, IA	Leased	12,900
Chattanooga, Tennessee	Leased	1,000
The Colony, Texas	Leased	14,100
East Moline, Illinois	Leased	7,500
Ft. Worth, Texas	Leased	7,900
Middleton, Massachusetts	Leased	3,600
Tempe, Arizona	Leased	7,500
Sandy, Utah	Leased	5,200
Sarasota, Florida	Leased	8,900
Scottsdale, Arizona	Leased	9,800

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock is traded on Nasdaq under the symbol “RPAY”. As of February 22, 2023, the closing price for our Class A common stock was $8.91.

Market price information regarding our Class V common stock and Post-Merger Repay Units is not provided because there is no public market for our Class V common stock or our Post-Merger Repay Units.

Holders

As of February 22, 2023, there were 12 holders of record of our Class A common stock, 24 holders of record of our Class V common stock and 24 holders of record of Post-Merger Repay Units (not including the Company). The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently do not intend to pay cash dividends in the foreseeable future.

Performance

The following graph compares the total shareholder return from July 17, 2018, the date on which our Class A common shares commenced trading on the Nasdaq, through December 31, 2022 of (i) our Class A common stock, (ii) the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor’s 500 Information Technology Index (“S&P Information Technology Index”). The stock performance graph and table assume an initial investment of $100 on July 17, 2018, and that all dividends of the S&P 500 Index and S&P Information Technology Index, were reinvested.

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

	Repay Holdings Corporation	S&P 500 Index	S&P Information Technology Index
July 17, 2018	$100.00	$100.00	$100.00
December 31, 2018	102.59	89.23	84.92
December 31, 2019	151.81	114.99	125.72
December 31, 2020	282.38	133.69	178.79
December 31, 2021	194.51	169.64	238.42
December 31, 2022	83.42	136.66	169.49

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes purchases of Class A common stock made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Agent) in connection with tax withholdings, under the ESPP and pursuant to our share repurchase program for the three months ended December 31, 2022:

	Total Number of Shares Purchased (1) (2)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
October 1-31, 2022	12,479		$6.25	—	$43,000,000
November 1-30, 2022	467,558	(3)	7.78	397,593	(3,000,000)
December 1-31, 2022	5,940		8.19	—	—
Total	485,977		$7.75	397,593	$40,000,000
(1)
Includes 72,133 shares that we withheld pursuant to the Incentive Plan and the ESPP in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan and share purchases under the ESPP, which, in each case, we withheld at fair market value on the applicable vesting date or purchase date.
(2)
Includes 397,593 shares purchased pursuant to the Share Repurchase Program. On May 16, 2022, our board of directors approved the Share Repurchase Program under which we may repurchase up to $50 million of our outstanding Class A common stock. The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs.
(3)
Includes 15,000 shares purchased in the open market in November 2022 by a corporation controlled by John A. Morris, our Chief Executive Officer, who could be deemed an affiliated purchaser.

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

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $25.6 billion of total card payment volume for the year ending December 31, 2022, and our year-over-year card payment volume growth was approximately 25%.

Starting from December 31, 2022, we report our financial results based on two reportable segments.

Consumer Payments – Our Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable our clients to collect payments and disburse funds to consumers and includes our clearing and settlement solutions (“RCS”) and Blue Cow Software business (“BCS”). RCS is our proprietary clearing and settlement platform through which we market customizable payment processing programs to other ISOs and payment facilitators. BCS provides enterprise resource planning software solutions that are customized to propane and fuel oil dealers; however, BCS was sold on February 15, 2023. The strategic vertical markets served by our Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare, diversified retail and energy related software services.

Business Payments – Our Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable our clients to collect or send payments to other businesses. The strategic vertical markets served within our Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, HOA management and hospitality.

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

In addition, the ultimate impact of the COVID-19 pandemic on our results remains uncertain. Although our operations have continued effectively despite social distancing and other measures taken in response to the pandemic, it is possible that we could be adversely affected if the COVID-19 pandemic (including the continued emergence of new variants) results in new or additional mitigation efforts (including actions which could cause or exacerbate economic conditions described in the preceding paragraph). However, the acceleration in the use of online payment solutions and continued economic recovery from the effects from the COVID-19 pandemic may positively affect our financial results.

Finally, the impact of all of these various events on our results in 2022 may not be necessarily indicative of their impact on our results in 2023.

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
•
our ability to (i) successfully integrate acquisitions and (ii) complete future acquisitions;
•
our ability to offer new and competitive payment technology solutions to our clients; and
•
general economic conditions and consumer finance trends.

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of our management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. We believe our chargeback rate was less than 1% of our card payment volume, during the years ended December 31, 2022, 2021 and 2020.

Expenses

Costs of services. Costs of services primarily include commissions to our software integration partners and other third-party processing costs, such as front and back-end processing costs and sponsor bank fees.

Selling, general and administrative. Selling, general and administrative expenses include salaries, share-based compensation and other employment costs, professional service fees, rent and utilities and other operating costs.

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

Results of Operations

	Year ended December 31,
($ in thousands)	2022	2021	2020
Revenue	$279,227	$219,258	$155,036
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$64,826	$55,484	$41,447
Selling, general and administrative	149,061	120,053	87,302
Depreciation and amortization	107,751	89,692	60,807
Change in fair value of contingent consideration	(3,300)	5,846	(2,510)
Impairment loss	8,090	2,180	—
Total operating expenses	$326,428	$273,255	$187,046
Loss from operations	$(47,201)	$(53,997)	$(32,010)
Interest expense	(4,375)	(3,679)	(14,445)
Loss on extinguishment of debt	—	(5,941)	—
Change in fair value of warrant liabilities	—	—	(70,827)
Change in fair value of tax receivable liability	66,871	(14,109)	(12,439)
Other (expense) income	(135)	97	(3)
Other loss	(245)	(9,099)	—
Total other income (expense)	62,116	(32,731)	(97,714)
Income (loss) before income tax (expense) benefit	14,915	(86,728)	(129,724)
Income tax (expense) benefit	(6,174)	30,691	12,358
Net income (loss)	$8,741	$(56,037)	$(117,366)
Net loss attributable to non-controlling interest	(4,095)	(5,953)	(11,769)
Net income (loss) attributable to the Company	$12,836	$(50,084)	$(105,597)

Weighted-average shares of Class A common stock outstanding - basic	88,792,453	83,318,189	52,180,911
Weighted-average shares of Class A common stock outstanding - diluted	110,671,731	83,318,189	52,180,911

Income (loss) per Class A share - basic	$0.14	$(0.60)	$(2.02)
Income (loss) per Class A share - diluted	$0.12	$(0.60)	$(2.02)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

Total revenue was $279.2 million for the year ended December 31, 2022 and $219.3 million for the year ended December 31, 2021, an increase of $60.0 million or 27.4%. This increase was the result of newly signed clients, the growth of our existing clients, as well as the acquisitions of BillingTree, Kontrol and Payix. For the year ended December 31, 2022, incremental revenues of approximately $37.9 million are attributable to BillingTree, Kontrol and Payix.

Costs of Services

Costs of services were $64.8 million for the year ended December 31, 2022 and $55.5 million for the year ended December 31, 2021, an increase of $9.3 million or 16.8%. This increase was the result of newly signed clients, the growth of our existing clients, as well as the acquisitions of BillingTree, Kontrol and Payix. For the year ended December 31, 2022, incremental costs of services of approximately $7.5 million are attributable to BillingTree, Kontrol and Payix.

Selling, General and Administrative

Selling, general and administrative expenses were $149.1 million for the year ended December 31, 2022 and $120.1 million for the year ended December 31, 2021, an increase of $29.0 million or 24.2%. This increase was primarily due to a

$19.4 million increase in compensation expenses with general business growth and increased employees related to acquisitions, and a $7.0 million increase in software and technological services expenses related to the integration of acquired businesses.

Depreciation and Amortization

Depreciation and amortization expenses were $107.8 million for the year ended December 31, 2022 and $89.7 million for year ended December 31, 2021, an increase of $18.1 million or 20.1%. The increase was primarily due to a $20.9 million increase in depreciation and amortization of fixed assets and intangibles from the acquisitions of BillingTree, Kontrol, and Payix.

Change in Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was ($3.3) million for the year ended December 31, 2022, which consisted of fair value adjustments related to the contingent consideration for the acquisitions of CPS, Kontrol, and Payix.

Impairment Loss

We incurred an impairment loss of $8.1 million for the year ended December 31, 2022, due to trade names write-offs related to BillingTree, Kontrol and Payix. We incurred an impairment loss of $2.2 million for the year ended December 31, 2021, due to trade names write-offs related to TriSource, APS, Ventanex, cPayPlus and CPS. These trade names were strategically phased out, and service offerings are marketed under the REPAY name.

Interest Expense

Interest expense was $4.4 million for the year ended December 31, 2022 and $3.7 million for the year ended December 31, 2021, an increase of $0.7 million or 18.9%. This increase was due to a higher average outstanding principal balance under our Amended Credit Agreement.

Loss on Extinguishment of Debt

We incurred a loss of $5.9 million on extinguishment of debt for the year ended December 31, 2021, due to the termination in full of all outstanding Delayed Draw Term Loan commitments under the Successor Credit Agreement.

Change in Fair Value of Tax Receivable Liability

We incurred a gain, related to accretion expense and fair value adjustment of the tax receivable liability of $66.9 million for the year ended December 31, 2022 compared to a net loss of $14.1 million for the year ended December 31, 2021, an increase of $81.0 million. This increase was due to larger fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Other Loss

We incurred a loss of $0.2 million on termination of lease and disposal of fixed assets for the year ended December 31, 2022. We incurred a loss of $9.1 million on the settlement of interest rate swaps and disposal of property and equipment for the year ended December 31, 2021.

Income Tax Expense and Benefit

The income tax expense was $6.2 million for the year ended December 31, 2022, reflecting the expected income tax expense on the income generated over the same period. This was a result of the operating income incurred by the Company, primarily driven by the change in fair value of the tax receivable liability and contingent consideration, offset by stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions. The income tax benefit was $30.7 million for the year ended December 31, 2021, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent.

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

Costs of Services

Costs of services were $55.5 million for the year ended December 31, 2021 and $41.4 million for the year ended December 31, 2020, an increase of $14.1 million or 33.9%. For the year ended December 31, 2021, incremental costs of services of approximately $8.4 million are attributable to BillingTree, Kontrol and Payix.

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

Impairment Loss

We incurred an impairment loss of $2.2 million for the year ended December 31, 2021, due to trade names write-offs related to TriSource, APS, Ventanex, cPayPlus and CPS as we strategically phased out these trade names and marketed service offerings under the REPAY name.

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

Segments

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments.

The following table presents our segment revenue and selected performance measures.

	Year Ended December 31,
($ in thousand)	2022	2021
Revenue
Consumer Payments	$248,191	$194,044
Business Payments	42,600	33,818
Elimination of intersegment revenues	(11,564)	(8,604)
Total revenue	$279,227	$219,258
Gross profit (1)
Consumer Payments	$195,542	$148,614
Business Payments	30,423	23,764
Elimination of intersegment revenues	(11,564)	(8,604)
Total gross profit	$214,401	$163,774

Total gross profit margin (2)	77%	75%

	Year Ended December 31,
($ in thousand)	2021	2020
Revenue
Consumer Payments	$194,044	$140,844
Business Payments	33,818	20,620
Elimination of intersegment revenues	(8,604)	(6,428)
Total revenue	$219,258	$155,036
Gross profit (1)
Consumer Payments	148,614	106,016
Business Payments	23,764	14,001
Elimination of intersegment revenues	(8,604)	(6,428)
Total gross profit	$163,774	$113,589

Total gross profit margin (2)	75%	73%
(1)
Gross profit represents revenue less cost of services.
(2)
Gross profit margin represents total gross profit / total revenue.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Consumer Payments

Revenue for the Consumer Payments segment was $248.2 million for the year ended December 31, 2022 and $194.0 million for the year ended December 31, 2021, representing a $54.2 million or 27.9%year-over-year increase. This increase was the result of newly signed clients, the growth of existing clients, as well as the acquisitions of BillingTree and Payix. For the year ended December 31, 2022, incremental revenues of approximately $34.3 million are attributable to BillingTree and Payix.

Gross profit for the Consumer Payments segment was $195.5 million for the year ended December 31, 2022 and $148.6 million for the year ended December 31, 2021, representing a $46.9 million or 31.6% year-over-year increase. This increase was the result of newly signed clients, the growth of existing clients, as well as the acquisitions of BillingTree and Payix. For the year ended December 31, 2022, incremental gross profit of approximately $27.9 million is attributable to BillingTree and Payix.

Business Payments

Revenue for the Business Payments segment was $42.6 million for the year ended December 31, 2022 and $33.8 million for the year ended December 31, 2021, representing a $8.8 million or 26.0% year-over-year increase. This increase was primarily driven by newly signed clients and growth of existing clients. For the year ended December 31, 2022, incremental revenues of approximately $1.1 million are attributable to the acquisition of Kontrol.

Gross profit for the Business Payments segment was $30.4 million for the year ended December 31, 2022 and $23.8 million for the year ended December 31, 2021, representing a $6.6 million or 28.0% year-over-year increase. This increase was primarily driven by newly signed clients and growth of existing clients. For the year ended December 31, 2022, incremental gross profit of approximately $0.5 million is attributable to the acquisition of Kontrol.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Consumer Payments

Revenue for the Consumer Payments segment was $194.0 million for the year ended December 31, 2021 and $140.8 million for the year ended December 31, 2020, representing a $53.2 million or 37.8% year-over-year increase. This increase was the result of newly signed clients, the growth of existing clients, as well as the acquisitions of BillingTree, Ventanex and Payix. For the year ended December 31, 2021, incremental revenues of approximately $32.0 million are attributable to BillingTree, Ventanex and Payix.

Gross profit for the Consumer Payments segment was $148.6 million for the year ended December 31, 2021 and $106.0 million for the year ended December 31, 2020, representing a $42.6 million or 40.2% year-over-year increase. This increase was the result of newly signed clients, the growth of existing clients, as well as the acquisitions of BillingTree, Ventanex and Payix. For the year ended December 31, 2021, incremental gross profit of approximately $27.3 million is attributable to BillingTree, Ventanex and Payix.

Business Payments

Revenue for the Business Payments segment was $33.8 million for the year ended December 31, 2021 and $20.6 million for the year ended December 31, 2020, representing a $13.2 million or 64.0% year-over-year increase. This increase was the result of newly signed clients, the growth of existing clients, as well as the acquisitions of Ventanex, CPS, cPayPlus and Kontrol. For the year ended December 31, 2021, incremental revenues of approximately $9.2 million are attributable to Ventanex, CPS, cPayPlus and Kontrol.

Gross profit for the Business Payments segment was $23.8 million for the year ended December 31, 2021 and $14.0 million for the year ended December 31, 2020, representing a $9.8 million or 69.7% year-over-year increase. This increase was the result of newly signed clients, the growth of existing clients, as well as the acquisitions of Ventanex, CPS, cPayPlus and Kontrol. For the year ended December 31, 2021, incremental gross profit of approximately $6.0 million is attributable to Ventanex, CPS, cPayPlus and Kontrol.

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

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the years ended December 31, 2022, 2021 and 2020 (excluding certain shares that were subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the years ended December 31, 2022, 2021 and 2020.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Revenue	$279,227	$219,258	$155,036
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	64,826	55,484	41,447
Selling, general and administrative	149,061	120,053	87,302
Depreciation and amortization	107,751	89,692	60,807
Change in fair value of contingent consideration	(3,300)	5,846	(2,510)
Impairment loss	8,090	2,180	—
Total operating expenses	$326,428	$273,255	$187,046
Loss from operations	$(47,201)	$(53,997)	$(32,010)
Interest expense	(4,375)	(3,679)	(14,445)
Loss on extinguishment of debt	—	(5,941)	—
Change in fair value of warrant liabilities	—	—	(70,827)
Change in fair value of tax receivable liability	66,871	(14,109)	(12,439)
Other (expense) income	(135)	97	(3)
Other loss	(245)	(9,099)	—
Total other income (expense)	62,116	(32,731)	(97,714)
Income (loss) before income tax (expense) benefit	14,915	(86,728)	(129,724)
Income tax (expense) benefit	(6,174)	30,691	12,358
Net income (loss)	$8,741	$(56,037)	$(117,366)

Add:
Interest expense	4,375	3,679	14,445
Depreciation and amortization (a)	107,751	89,692	60,807
Income tax expense (benefit)	6,174	(30,691)	(12,358)
EBITDA	$127,041	$6,643	$(54,472)

Loss on extinguishment of debt (i)	—	5,941	—
Loss on termination of interest rate hedge (j)	—	9,080	—
Non-cash change in fair value of warrant liabilities (k)	—	—	70,827
Non-cash change in fair value of contingent consideration (b)	(3,300)	5,846	(2,510)
Non-cash impairment loss (c)	8,090	2,180	—
Non-cash change in fair value of assets and liabilities (d)	(66,871)	14,109	12,439
Share-based compensation expense (e)	20,532	22,311	19,446
Transaction expenses (f)	18,993	19,250	10,924
Restructuring and other strategic initiative costs (g)	7,870	4,578	1,103
Other non-recurring charges (h)	12,294	3,262	1,794
Adjusted EBITDA	$124,649	$93,200	$59,551

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Revenue	$279,227	$219,258	$155,036
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	64,826	55,484	41,447
Selling, general and administrative	149,061	120,053	87,302
Depreciation and amortization	107,751	89,692	60,807
Change in fair value of contingent consideration	(3,300)	5,846	(2,510)
Impairment loss	8,090	2,180	—
Total operating expenses	$326,428	$273,255	$187,046
Loss from operations	$(47,201)	$(53,997)	$(32,010)
Interest expense	(4,375)	(3,679)	(14,445)
Loss on extinguishment of debt	—	(5,941)	—
Change in fair value of warrant liabilities	—	—	(70,827)
Change in fair value of tax receivable liability	66,871	(14,109)	(12,439)
Other (expense) income	(135)	97	(3)
Other loss	(245)	(9,099)	—
Total other income (expense)	62,116	(32,731)	(97,714)
Income (loss) before income tax (expense) benefit	14,915	(86,728)	(129,724)
Income tax (expense) benefit	(6,174)	30,691	12,358
Net income (loss)	$8,741	$(56,037)	$(117,366)

Add:
Amortization of acquisition-related intangibles (l)	89,473	79,932	52,126
Loss on extinguishment of debt (i)	—	5,941	—
Loss on extinguishment of interest rate hedge (j)	—	9,080	—
Non-cash change in fair value of warrant liabilities (k)	—	—	70,827
Non-cash change in fair value of contingent consideration (b)	(3,300)	5,846	(2,510)
Non-cash goodwill impairment loss (c)	8,090	2,180	—
Non-cash change in fair value of assets and liabilities (d)	(66,871)	14,109	12,439
Share-based compensation expense (e)	20,532	22,311	19,446
Transaction expenses (f)	18,993	19,250	10,924
Restructuring and other strategic initiative costs (g)	7,870	4,578	1,103
Other non-recurring charges (h)	12,294	3,262	1,794
Non-cash interest expense (m)	2,835	2,536	—
Pro forma taxes at effective rate (n)	(18,871)	(39,219)	(11,883)
Adjusted Net Income	$79,786	$73,769	$36,900

Shares of Class A common stock outstanding (on an as-converted basis) (o)	96,684,629	91,264,512	73,373,106
Adjusted Net Income per share	$0.83	$0.81	$0.50
(a)
See footnote (l) for details on our amortization and depreciation expenses.
(b)
Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(c)
For the year ended December 31, 2022, reflects impairment loss related to trade names write-offs of BillingTree and Kontrol. For the year ended December 31, 2021, reflects impairment loss related to trade names write-offs of TriSource, APS, Ventanex, cPayPlus and CPS.
(d)
Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(e)
Represents compensation expense associated with equity compensation plans, totaling $20.5 million, $22.3 million and $19.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(f)
Primarily consists of (i) during the year ended December 31, 2022, professional service fees and other costs incurred in connection with the acquisitions of BillingTree, Kontrol and Payix, (ii) during the year ended December 31, 2021, professional service fees and other costs incurred in connection with the acquisitions of Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix, as well as professional service expenses related to the January 2021 equity and convertible notes offerings and (iii) during the year ended December 31, 2020, professional service fees and other costs incurred in connection with the acquisition of CPS, and additional transaction expenses incurred in connection with the Business Combination and the acquisitions of TriSource,

APS, Ventanex and cPayPlus, as well as professional service expenses related to the June and September 2020 equity offerings.
(g)
Reflects costs associated with reorganization of operations, consulting fees related to our processing services and other operational improvements, including restructuring and integration activities related to our acquired businesses, that were not in the ordinary course during the years ended December 31, 2022, 2021 and 2020. Additionally, for the year ended December 31, 2022, reflects one-time severance payments.
(h)
For the year ended December 31, 2022, reflects one-time settlement payments to certain clients and partners, payments made to third-parties in connection with expansion of our personnel, non-recurring performance incentives to employees, franchise taxes and other non-income based taxes, other payments related to COVID-19, non-cash rent expense, loss on termination of lease and loss on disposal of fixed assets. For the year ended December 31, 2021, reflects one-time payments to certain clients and partners, other payments related to COVID-19, non-cash rent expense and loss on disposal of fixed assets. For the year ended December 31, 2020, reflects expenses incurred related to one-time accounting system and compensation plan implementation related to becoming a public company, one-time payments to certain clients and other payments related to COVID-19. Additionally, to be consistent with the current year presentation, for the year ended December 31, 2021 and 2020, reflects payments made to third-parties in connection with expansion of our personnel, franchise taxes and other non-income based taxes.
(i)
Reflects write-offs of debt issuance costs relating to Term Loans.
(j)
Reflects realized loss of our interest rate hedging arrangement which terminated in conjunction with the repayment of Term Loans.
(k)
Reflects the mark-to-market fair value adjustments of the warrant liabilities.
(l)
For the years ended December 31, 2022 and 2021, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix. For the year ended December 31, 2020 reflects (i) amortization of the client relationships intangibles acquired through Hawk Parent’s acquisitions of PaidSuite and Paymaxx during the year ended December 31, 2017 and the recapitalization transaction in 2016, through which Hawk Parent was formed in connection with the acquisition of a majority interest in Repay Holdings, LLC by certain investment funds sponsored by, or affiliated with, Corsair, (ii) client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and (iii) client relationships, non-compete agreement, and software intangibles acquired through Repay Holdings, LLC’s acquisitions of TriSource, APS, Ventanex, cPayPlus and CPS. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Year ended December 31,
($ in thousands)	2022	2021	2020
Acquisition-related intangibles	$89,473	$79,932	$52,126
Software	15,921	8,464	7,467
Reseller buyouts	—	—	58
Amortization	$105,394	$88,396	$59,651
Depreciation	2,357	1,296	1,156
Total Depreciation and amortization (1)	$107,751	$89,692	$60,807
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

(m)
Represents amortization of non-cash deferred debt issuance costs.
(n)
Represents pro forma income tax adjustment effect associated with items adjusted above.
(o)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the years ended December 31, 2022, 2021 and

2020. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Year Ended December 31,
	2022	2021	2020
Weighted average shares of Class A common stock outstanding - basic	88,792,453	83,318,189	52,180,911
Add: Non-controlling interests Weighted average Post-Merger Repay Units exchangeable for Class A common stock	7,892,176	7,946,323	21,192,195
Shares of Class A common stock outstanding (on an as-converted basis)	96,684,629	91,264,512	73,373,106

Adjusted EBITDA for the years ended December 31, 2022 and 2021 was $124.6 million and $93.2 million, respectively, representing a 33.7% year-over-year increase. Adjusted Net Income for the years ended December 31, 2022 and 2021 was $79.8 million and $73.8 million, respectively, representing a 8.2% year-over-year increase. Our net income (loss) attributable to the Company for the years ended December 31, 2022 and 2021 was $12.8 million and ($50.1) million, respectively, representing a 125.6% year-over-year increase.

These increases in Adjusted EBITDA, Adjusted Net Income and net income (loss) attributable to the Company for the year ended December 31, 2022 are primarily due to the organic growth of our business, along with contributions from acquisitions.

For discussion on Adjusted EBITDA, Adjusted Net income, and net income (loss) attributable to the Company for the year ended December 31, 2021 compared to the year ended December 31, 2020, see Part II, Item 7 of the Company’s 2021 Form 10-K.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. We also finance our operations through proceeds from the issuance of our Class A common stock in June 2020 and our January 2021 convertible notes offering. As of December 31, 2022, we had $64.9 million of cash and cash equivalents and available borrowing capacity of $165.0 million under the Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $28.7 million as of December 31, 2022. In February 2021, we used a portion of the proceeds from the January 2021 convertible notes offering to prepay in full the entire principal amount of the term loans then outstanding under the Successor Credit Agreement and also terminated in full all delayed draw term loan commitments then outstanding. At that time, we also amended and restated the Successor Credit Agreement and entered into the Amended Credit Agreement, which established a $125.0 million senior secured revolving credit facility in favor of Hawk Parent. In December 2021, we increased our existing senior secured credit facilities by $60.0 million to a $185.0 million revolving credit facility pursuant to an amendment to the Amended Credit Agreement.

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

We may also from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase our outstanding debt through open market purchases, privately negotiated purchases, or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings.

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

As of December 31, 2022, our material contractual obligations primarily consist of operating leases liabilities and contingent considerations. See Note 5. Business Combinations and Note 12. Commitments and Contingencies to the financial statements in Item 8 of this Annual Report on Form 10-K for more information related to contingent considerations and operating leases liabilities, respectively. Contingent considerations are associated with the acquisition of CPS, which include approximately $1.0 million due within the next twelve months. Based on our current lease terms, $2.3 million of operating lease liabilities are due within the next twelve months, and the remaining lease liabilities of $8.3 million are due within the next six years. We believe the cash flows from operations and available borrowing capacity from our existing revolving credit facility will be sufficient to satisfy our cash requirement for the next twelve months and the following five years.

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. During the year ended December 31, 2022, we repurchased 1,078,141 shares for a total of approximately $10.0 million under the Share Repurchase Program.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Net cash provided by operating activities	$74,223	$53,330	$28,487
Net cash used in investing activities	(39,541)	(397,335)	(145,980)
Net cash (used in) provided by financing activities	(17,459)	313,840	186,097

Cash Flow from Operating Activities

Net cash provided by operating activities was $74.2 million for the year ended December 31, 2022.

Net cash provided by operating activities was $53.3 million for the year ended December 31, 2021.

Net cash provided by operating activities was $28.5 million for the year ended December 31, 2020.

Cash provided by operating activities for the years ended December 31, 2022, 2021 and 2020, reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $39.5 million for the year ended December 31, 2022, due to the capitalization of software development activities.

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

Cash Flow from Financing Activities

Net cash used in financing activities was $17.5 million for the year ended December 31, 2022, due to the shares repurchased under the Incentive Plan, ESPP and Share Repurchase Program, as well as the Ventanex earnout payment.

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

In February 2023, we further amended the Amended Credit Agreement to replace LIBOR with term SOFR as the interest rate benchmark.

In February 2023, we repaid in full the entire amount of $20.0 million of the outstanding revolving credit facility. The undrawn capacity of the existing revolving credit facility under the Amended Credit Agreement became $185.0 million after the repayment.

As of December 31, 2022, the Amended Credit Agreement provides for a revolving credit facility of $185.0 million. As of December 31, 2022, we had $20.0 million drawn against the revolving credit facility at a variable interest rate of 2.25% plus 1-month LIBOR due 2026. We paid $0.6 million and $0.4 million in fees related to unused commitments for the years ended December 31, 2022 and 2021, respectively. See Note 10. Borrowings to the financial statements in Item 8 of this Annual Report on Form 10-K for more information.

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

As of December 31, 2022, we had convertible senior debt outstanding of $433.1 million, net of deferred issuance costs, under the 2026 Notes, and revolving credit facility debt outstanding of $18.2 million, net of deferred issuance costs, under the Amended Credit Agreement. We were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants prospectively.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported consolidated statements of operations during the reporting period. We base our estimates and judgments on historical experience and available relevant information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. Accounting policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods. Subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting estimates during the year ended December 31, 2022.

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

All assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. We allocate the purchase price of an acquired business to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. Contingent consideration, if any, is included within the purchase price and is recognized at its fair value on the acquisition date. The application of the acquisition method of accounting for business combinations and determination of fair value requires management to make judgments and may involve the use of significant estimates, including assumptions related to estimated future revenues, growth rates, cash flows, and discount rates, among other items. Management generally evaluates fair value at acquisition using three valuation techniques–the replacement cost, market and income methods–and weights the valuation methods based on what is most appropriate in the circumstances. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective. Management also typically utilizes third party valuation specialists to assist in the determination of the fair value of assets acquired and liabilities assumed. Fair value estimates are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. If the actual results differ from the estimates and judgments used, the amounts recorded in the consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill as discussed in the “Impairment” section below. The determination of fair value is considered a critical accounting estimate because the valuation techniques mentioned use significant estimates and assumptions, including projected future revenues, the expected economic life of the asset, tax rates and a discount rate that reflects the level of risk associated with the future earnings attributable to the asset.

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

As of December 31, 2022, we had convertible senior debt of $433.1 million, net of deferred issuance costs, and revolver borrowings of $18.2 million, net of deferred issuance costs, outstanding under the respective credit agreements. As of December 31, 2021, we had convertible senior debt of $429.3 million, net of deferred issuance costs, and revolving credit facility borrowings of $19.2 million, net of deferred issuance costs, outstanding. The borrowings accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted LIBOR rate plus a margin of 2.50% to 3.50% under the Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the respective agreements governing the Amended Credit Agreement.

In October 2019, we entered into a $140.0 million notional interest rate swap agreement, and in February 2020, we entered into a $30.0 million notional interest rate swap agreement, then a revised notional amount of $65.0 million beginning on September 30, 2020. These interest rate swap agreements reduce a portion of our exposure to market interest rate risk on certain of our variable-rate debt as discussed in Item II, Part 8, Note 11, “Derivatives.” These interest rate swaps effectively converted $205.0 million of the outstanding term loan into to fixed rate payments for 57 months and 60 months, respectively. Both interest rate swaps were settled in January 2021.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Repay Holdings Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion.

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

Critical audit matter

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

Our audit procedures related to the revenue recognized during the year ended December 31, 2022 included the following, among others:

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

March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Repay Holdings Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 1, 2023

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

($ in thousands)	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$64,895	$50,049
Accounts receivable	33,544	33,236
Prepaid expenses and other	18,213	12,427
Total current assets	116,652	95,712

Property, plant and equipment, net	4,375	3,801
Restricted cash	28,668	26,291
Intangible assets, net	500,575	577,694
Goodwill	827,813	824,081
Operating lease right-of-use assets, net	9,847	10,500
Deferred tax assets	136,370	145,260
Other assets	2,500	2,500
Total noncurrent assets	1,510,148	1,590,127
Total assets	$1,626,800	$1,685,839

Liabilities
Accounts payable	$21,781	20,083
Related party payable	1,000	17,394
Accrued expenses	29,016	26,819
Current operating lease liabilities	2,263	1,990
Current tax receivable agreement	24,454	24,495
Other current liabilities	3,593	1,566
Total current liabilities	82,107	92,347

Long-term debt	451,319	448,485
Noncurrent operating lease liabilities	8,295	9,091
Tax receivable agreement, net of current portion	154,673	221,333
Other liabilities	2,113	1,547
Total noncurrent liabilities	616,400	680,456
Total liabilities	$698,507	$772,803

Commitments and contingencies (Note 12)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized, 89,354,754 issued and 88,276,613 outstanding as of December 31, 2022; 88,502,621 issued and outstanding as of December 31, 2021	9	9
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Treasury stock, 1,078,141 and 0 shares as of December 31, 2022 and December 31, 2021, respectively	(10,000)	—
Additional paid-in capital	1,117,736	1,100,012
Accumulated other comprehensive loss	(3)	(2)
Accumulated deficit	(213,180)	(226,016)
Total Repay stockholders' equity	894,562	874,003
Non-controlling interests	33,731	39,033
Total equity	$928,293	$913,036
Total liabilities and equity	$1,626,800	$1,685,839

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
($ in thousands, except per share data)	2022	2021	2020
Revenue	$279,227	$219,258	$155,036
Operating Expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	64,826	55,484	41,447
Selling, general and administrative	149,061	120,053	87,302
Depreciation and amortization	107,751	89,692	60,807
Change in fair value of contingent consideration	(3,300)	5,846	(2,510)
Impairment loss	8,090	2,180	—
Total operating expenses	326,428	273,255	187,046
Loss from operations	(47,201)	(53,997)	(32,010)
Other (expense) income
Interest expense	(4,375)	(3,679)	(14,445)
Loss on extinguishment of debt	—	(5,941)	—
Change in fair value of warrant liabilities	—	—	(70,827)
Change in fair value of tax receivable liability	66,871	(14,109)	(12,439)
Other income (expense)	(135)	97	(3)
Other loss	(245)	(9,099)	—
Total other income (expense)	62,116	(32,731)	(97,714)
Income (loss) before income tax (expense) benefit	14,915	(86,728)	(129,724)
Income tax (expense) benefit	(6,174)	30,691	12,358
Net income (loss)	$8,741	$(56,037)	$(117,366)
Less: Net loss attributable to non-controlling interests	(4,095)	(5,953)	(11,769)
Net income (loss) attributable to the Company	$12,836	$(50,084)	$(105,597)

Income (loss) per Class A share attributable to the Company:
Basic	$0.14	$(0.60)	$(2.02)
Diluted	$0.12	$(0.60)	$(2.02)
Weighted-average shares outstanding:
Basic	88,792,453	83,318,189	52,180,911
Diluted	110,671,731	83,318,189	52,180,911

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Net income (loss)	$8,741	$(56,037)	$(117,366)
Other comprehensive (loss) income, before tax
Change in fair value of cash flow hedges	—	—	(9,868)
Reclassification of net unrealized loss on cash flow hedges to other loss	—	9,317	—
Foreign currency translation adjustments	(2)	(3)	—
Total other comprehensive (loss) income, before tax	(2)	9,314	(9,868)
Income tax related to items of other comprehensive income:
Tax benefit on change in fair value of cash flow hedges	—	—	1,673
Tax expense on reclassification of net unrealized loss on cash flow hedges to other loss	—	(1,673)	—
Tax benefit on foreign currency translation adjustments	1	1	—
Total income tax benefit (expense) related to items of other comprehensive income	1	(1,672)	1,673
Total other comprehensive income (loss), net of tax	(1)	7,642	(8,195)
Total comprehensive income (loss)	$8,740	$(48,395)	$(125,561)
Less: Comprehensive loss attributable to non-controlling interests	(4,095)	(4,745)	(14,668)
Comprehensive income (loss) attributable to the Company	$12,835	$(43,650)	$(110,893)

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Interests	Equity
Balance at December 31, 2019	37,530,568	$4	100	$—	$283,555	$—	$(70,335)	$313	$206,162	$419,699
Issuance of new shares	23,564,816	2		—	514,451	—	—	(99)	(4,454)	509,900
Exchange of Post-Merger Repay Units	1,606,647	—		—	10,065	—	—	(228)	(9,837)	—
Redemption of Post-Merger Repay Units	—	—		—	(311,736)	—		(2,615)	(120,945)	(435,296)
Release of share awards vested under Incentive Plan	516,398	—		—	—	—	—	—	—	—
Shares repurchased under Incentive Plan	—	—			(1,431)	—	—	—	16	(1,415)
Stock-based compensation	—	—		—	20,489	—	—	(15)	(1,028)	19,446
Warrant exercise	8,026,253	1		—	92,179	—	—	(125)	(5,255)	86,800
Tax distribution from Hawk Parent	—	—		—	—	—	—	—	(1,497)	(1,497)
Valuation allowance on Ceiling Rule DTA	—	—		—	(27,540)	—	—	3	—	(27,537)
Reclassification to warrant liabilities	—	—		—	111,643	—	—	—	—	111,643
Net loss	—	—		—	—	—	(105,597)	—	(11,769)	(117,366)
Other comprehensive loss	—	—		—	—	—	—	(3,671)	(4,524)	(8,195)
Balance at December 31, 2020	71,244,682	$7	100	$—	$691,675	$—	$(175,932)	$(6,437)	$46,869	$556,182
Issuance of new shares	16,295,802	2		—	371,048	—	—	—	(702)	370,348
Exchange of Post-Merger Repay Units	407,584	—		—	(166)	—	—	—	(2,332)	(2,498)
Release of share awards vested under Incentive Plan	554,553	—		—	—	—	—	—	—	—
Shares repurchased under Incentive Plan	—	—			(4,075)	—	—	—	33	(4,042)
Stock-based compensation	—	—		—	22,339	—	—	—	(28)	22,311
Tax distribution from Hawk Parent	—	—		—	—	—	—	—	(62)	(62)
Valuation allowance on Ceiling Rule DTA	—	—		—	19,191	—	—	—	—	19,191
Net loss	—	—		—	—	—	(50,084)	—	(5,953)	(56,037)
Other comprehensive income	—	—		—	—	—	—	6,435	1,208	7,643
Balance at December 31, 2021	88,502,621	$9	100	$—	$1,100,012	$—	$(226,016)	$(2)	$39,033	$913,036
Exchange of Post-Merger Repay Units	50,845	—		—	243	—	—	—	(243)	—
Release of share awards vested under Incentive Plan and shares purchased under ESPP	1,031,737	—		—	—	—	—	—	—	—
Shares repurchased under Incentive Plan and ESPP	(230,449)	—		—	(2,658)	—	—	—	1	(2,657)
Treasury shares repurchased	(1,078,141)	—		—	(32)	(10,000)	—	—	32	(10,000)
Stock-based compensation	—	—		—	20,302	—	—	—	(46)	20,256
Tax distribution from Hawk Parent	—	—		—	—	—	—	—	(951)	(951)
Valuation allowance on Ceiling Rule DTA	—	—		—	(131)	—	—	—	—	(131)
Net income (loss)	—	—		—	—	—	12,836	—	(4,095)	8,741
Other comprehensive loss	—	—		—	—	—	—	(1)	—	(1)
Balance at December 31, 2022	88,276,613	$9	100	$—	$1,117,736	$(10,000)	$(213,180)	$(3)	$33,731	$928,293

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$8,741	$(56,037)	$(117,366)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	107,751	89,692	60,807
Stock based compensation	20,255	22,311	19,446
Amortization of debt issuance costs	2,834	2,536	1,416
Loss on disposal of property and equipment	245	19	—
Loss on extinguishment of debt	—	5,941	—
Loss on sale of interest rate swaps	—	9,316	—
Fair value change in warrant liability	—	—	70,827
Fair value change in tax receivable agreement liability	(66,871)	14,109	12,439
Fair value change in contingent consideration	(3,300)	5,846	(2,510)
Impairment loss	8,090	2,180	—
Payments of contingent consideration in excess of acquisition date fair value	(8,896)	(1,500)	(4,071)
Deferred tax expense (benefit)	4,192	(30,728)	(12,358)
Change in accounts receivable	696	(6,518)	(2,891)
Change in related party receivable	—	—	563
Change in prepaid expenses and other	(5,786)	(3,801)	542
Change in operating lease ROU assets	653	2,013	(10,075)
Change in accounts payable	1,698	4,771	38
Change in related party payable	(347)	1,336	(309)
Change in accrued expenses and other	2,197	637	371
Change in operating lease liabilities	(523)	(1,323)	10,364
Change in other liabilities	2,594	(7,470)	1,254
Net cash provided by operating activities	74,223	53,330	28,487
Cash flows from investing activities
Purchases of property and equipment	(3,176)	(2,863)	(994)
Purchases of intangible assets	(36,365)	(20,643)	(23,279)
Purchases of equity investment	—	(2,500)	—
Acquisition of APS, net of cash and restricted cash acquired	—	—	(465)
Acquisition of Ventanex, net of cash and restricted cash acquired	—	—	(35,460)
Acquisition of cPayPlus, net of cash and restricted cash acquired	—	—	(7,695)
Acquisition of CPS, net of cash and restricted cash acquired	—	11	(78,087)
Acquisition of BillingTree, net of cash and restricted cash acquired	—	(269,003)	—
Acquisition of Kontrol, net of cash and restricted cash acquired	—	(7,439)	—
Acquisition of Payix, net of cash and restricted cash acquired	—	(94,898)	—
Net cash used in investing activities	(39,541)	(397,335)	(145,980)
Cash flows from financing activities
Payment on line of credit	—	—	(10,000)
Issuance of long-term debt	—	460,000	60,426
Payments on long-term debt	—	(262,654)	(6,710)
Public issuance of Class A Common Stock	—	142,098	509,900
Shares repurchased under Incentive Plan and ESPP	(2,657)	(4,042)	(1,415)
Treasury shares repurchased	(10,000)	—	—
Exercise of warrants	—	—	86,800
Redemption of Post-Merger Repay Units	—	—	(435,296)
Distributions to Members	(951)	(62)	(1,496)
Payment of loan costs	—	(14,051)	(1,862)
Payments of contingent consideration up to acquisition date fair value	(3,851)	(7,449)	(14,250)
Net cash (used in) provided by financing activities	(17,459)	313,840	186,097
Increase (decrease) in cash, cash equivalents and restricted cash	17,223	(30,165)	68,604
Cash, cash equivalents and restricted cash at beginning of period	$76,340	$106,505	$37,901
Cash, cash equivalents and restricted cash at end of period	$93,563	$76,340	$106,505

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
($ in thousands)	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,540	$1,143	$11,487
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Acquisition of TriSource in exchange for contingent consideration	$—	$—	$1,750
Acquisition of APS in exchange for contingent consideration	$—	$—	$6,581
Acquisition of Ventanex in exchange for contingent consideration	$—	$—	$4,800
Acquisition of cPayPlus in exchange for contingent consideration	$—	$—	$6,500
Acquisition of CPS in exchange for contingent consideration	$—	$—	$4,500
Acquisition of BillingTree in exchange for Class A Common Stock	$—	$228,250	$—
Acquisition of Kontrol in exchange for contingent consideration	$—	$500	$—
Acquisition of Payix in exchange for contingent consideration	$—	$2,850	$—

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

The Company provides payment processing solutions to clients primarily operating in the personal loans, automotive loans, receivables management, and business-to-business verticals. The Company’s payment processing solutions enable consumers and businesses in these verticals to make payments using electronic payment methods, rather than cash or check, which have historically been the primary methods of payment in these verticals. The Company believes that a growing number of consumers and businesses prefer the convenience and efficiency of paying with cards and other electronic methods and that the Company is poised to benefit from the significant growth opportunity of electronic payment processing as these verticals continue to shift from cash and check to electronic payments. The personal loans vertical is predominately characterized by installment loans, which are typically utilized by consumers to finance everyday expenses. The automotive loans vertical predominantly includes subprime automotive loans, automotive title loans and automotive buy-here-pay-here loans and also includes near-prime and prime automotive loans. The Company’s receivables management vertical relates to consumer loan collections, which typically enter the receivables management process due to delinquency on credit card bills or as a result of major life events, such as job loss or major medical issues. The business-to-business vertical relates to transactions occurring between a wide variety of enterprise clients, many of which operate in the automotive, field services, healthcare, HOA management and hospitality industries, as well as educational institutions and governments and municipalities.

The Company’s go-to-market strategy combines direct sales with integrations with key software providers in its target verticals. The integration of the Company’s technology with key software providers in the verticals that the Company serves, including loan management systems, DMS, collection management systems, and enterprise resource planning software systems, allows the Company to embed its omni-channel payment processing technology into its clients’ critical workflow software and ensure seamless operation of the Company’s solutions within its clients’ enterprise management systems. The Company refers to these software providers as its “software integration partners.” This integration allows the Company’s sales force to readily access new client opportunities or respond to inbound leads because, in many cases, a business will prefer, or

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

in some cases only consider, a payments provider that has already integrated or is able to integrate its solutions with the business’ primary enterprise management system. The Company has successfully integrated its technology solutions with numerous, widely-used enterprise management systems in the verticals that it serves, which makes its platform a more compelling choice for the businesses that use them. Moreover, the Company’s relationships with its partners help it to develop deep industry knowledge regarding trends in client needs. The Company’s integrated model fosters long-term relationships with its clients, which supports its volume retention rates that the Company believes are above industry averages. As of December 31, 2022, the Company maintained approximately 240 integrations with various software providers.

The Company has two reportable segments: Consumer Payments and Business Payments. For additional information on segments, see Note 16. Segments to our consolidated financial statements.

Consumer Payments

The Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to collect payments and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”) and Blue Cow Software business (“BCS”). RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other ISOs and payment facilitators. BCS provides enterprise resource planning software solutions that are customized to propane and fuel oil dealers. BCS was sold for $41.0 million in cash on February 15, 2023. The strategic vertical markets served by the Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare, diversified retail and energy related software services. The Consumer Payments segment represented approximately 85% of the Company’s total revenue after any intersegment eliminations for the year ended December 31, 2022.

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, HOA management and hospitality. The Business Payments segment represented approximately 15% of the Company’s total revenue after any intersegment eliminations for the year ended December 31, 2022.

The Company continues to closely monitor developments related to COVID-19 pandemic and macroeconomic conditions. The ultimate impacts of the COVID-19 pandemic and related economic conditions on the Company’s results remain uncertain. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic continue to evolve and in ways that are difficult to fully anticipate. At this time, the Company cannot reasonably estimate the full impact of the pandemic on the Company, given the uncertainty over the duration and severity of the economic crisis.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Repay Holdings Corporation and its (i) wholly owned subsidiary, BT Intermediate, LLC, and (ii) majority-owned subsidiary, Hawk Parent Holdings LLC, along with Hawk Parent Holdings LLC’s wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Services LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC, Marlin Acquirer, LLC, REPAY International LLC, REPAY Canada Solutions ULC, TriSource Solutions, LLC (“TriSource”), Mesa Acquirer, LLC, CDT Technologies LTD (“Ventanex”), Viking GP Holdings, LLC, cPayPlus, LLC (“cPayPlus”), CPS Payment Services, LLC, Media Payments, LLC (“MPI”), Custom Payment Systems, LLC, Electronic Payment Providers, LLC, Blue Cow Software, LLC (“Blue Cow”), Hoot Payment Solutions, LLC, Internet Payment Exchange, LLC, Stratus Payment Solutions, LLC, Clear Payment Solutions, LLC, Harbor Acquisition LLC, Payix Holdings Incorporated and Payix Incorporated. All significant intercompany accounts and transactions have been eliminated in consolidation.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

Segment Reporting

Effective December 31, 2022, the Company revised the presentation of segment information to reflect changes in the way the Company manages and evaluates the business. Therefore, the Company now reports operating results through two reportable segments: (1) Consumer Payments and (2) Business Payments, as further discussed in Note 16. Segments. Accordingly, segment information for the comparable prior year periods has been revised.

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

Accounts Receivable

Accounts receivable represent amounts due from clients and payment processors for services rendered. The Company has an established process for aging, provisioning and writing-off its uncollectible accounts receivable. Within this process the Company aggregates accounts receivable to the pools of receivables of similar risk characteristics. The allowance for credit losses on accounts receivables is estimated based on how long a receivable has been outstanding (e.g., under 30 days, 30–60 days, etc.). For accounts receivable outstanding more than 90 days, the Company evaluates and assesses whether the loss reserve percentage requires adjustment for reasonable and supportable forecast of relevant economic factors. As of December 31, 2022, the Company’s estimated credit losses on accounts receivable was immaterial.

Concentration of Credit Risk

The Company is highly diversified, and no single client represents greater than 10% of the business on a volume or profit basis.

Earnings per Share

Basic earnings per share of Class A common stock is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to the Company, by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements, including the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested restricted share awards, outstanding ESPP (“Employee Stock Purchase Program”) purchase rights, and the Company’s Convertible Senior Notes due 2026 (“2026 Notes”).

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

The Company evaluates the recoverability of property and equipment at least annually or whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. If the carrying amount of property and equipment is determined not to be recoverable, a write-down to fair value is recorded. No impairments were recognized for the years ended December 31, 2022, 2021 and 2020.

Intangible Assets

Intangible assets consist of internal-use software development costs, purchased software, channel relationships, client relationships, certain key personnel non-compete agreements, and trade names. The Company capitalizes internal-use software development costs when the Company has completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The Company is amortizing internal-use software development costs and purchased software on the straight‑line method over a three-year estimated useful life, a ten-year estimated useful life for channel and client relationships, and an estimated useful life for non-compete agreements equal to the term of the agreement. Trade names are determined to have an indefinite useful life. The Company evaluates the recoverability of intangible assets at least annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. During the year ended December 31, 2022, the Company recognized impairments of $8.1 million related to write-offs of certain trade names, as the Company strategically phased out the trade names of several acquired business, which included BillingTree, Kontrol and Payix. During the year ended December 31, 2021, the Company recognized impairments of $2.2 million related to write-offs of certain trade names, as the Company strategically phased out the trade names of several acquired business, which included TriSource, APS, Ventanex, cPayPlus and CPS. No impairments were recognized for the year ended December 31, 2020.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

The Company determined that no impairment of goodwill existed as of the last testing date, December 31, 2022. Future impairment reviews may require write downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write downs occur.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

Costs to fulfill contracts with clients either give rise to an asset or are expensed as incurred. If the cost is not already covered by other applicable accounting literature, fulfillment costs are capitalized to the extent they directly relate to a specific contract, are used to generate or enhance resources used in satisfying performance obligations and are expected to be recovered. The Company does not have any costs incurred to fulfill a contract.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Transaction Costs

The Company expenses all transaction costs associated with a business combination as incurred and such expenses are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations. For the years ended December 31, 2022, 2021 and 2020, the Company incurred $13.7 million, $9.3 million and $4.2 million transaction costs, respectively.

Equity Units Awarded

The Repay Holdings Corporation 2019 Omnibus Incentive Plan (as amended, the “Incentive Plan”) provides for the grant of various equity-based incentive awards to employees, directors, consultants and advisors to the Company. The types of equity-based awards that may be granted under the Incentive Plan include: stock options, stock appreciation rights (“SARs”), performance stock units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards. As of December 31, 2022, there were 13,826,728 shares of Class A common stock reserved for issuance under the Incentive Plan.

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

PSUs, RSAs and RSUs granted under the Incentive Plan are measured based on the fair value of the awards on the date of the grant. Compensation expense is recognized for those awards over the requisite service period within Selling, general, and administrative in the Consolidated Statements of Operations. Forfeitures are accounted for as they occur.

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

The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values as of December 31, 2022, and 2021, because of the relatively short maturity dates on these instruments. See Note 6. Fair Value of Assets and Liabilities for further discussion.

Leases

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

ROU assets for operating leases are periodically reduced by impairment losses. As of December 31, 2022, the Company has not encountered any impairment losses. The Company monitors for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in gain or loss in the Consolidated Statements of Operations.

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

Noncontrolling Interest

As of December 31, 2022, 2021, and 2020 the Company held an interest of 92.0%, 91.9%, and 89.8% in Hawk Parent, respectively. For the years ended December 31, 2022, 2021, and 2020, the noncontrolling interest in the net loss of subsidiaries was $4.1 million, $6.0 million, and $11.8 million, respectively.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Contingent Consideration

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the Consolidated Statements of Operations. An increase in the contingent consideration expected to be paid will result in a charge to operations in the period that the anticipated fair value of contingent consideration increases, while a decrease in the contingent consideration expected to be paid will result in a credit to operations in the period that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results, discount rates, and probabilities assigned to various potential operating result scenarios.

Recently Issued Accounting Pronouncements not yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”)”, which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by the transition away from LIBOR to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope”, to expand the scope of this guidance to include derivatives. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022, to December 31, 2024. The Company will apply the guidance to impacted transactions during the transition period. The adoption of this standard does not have a material impact on the Company’s Consolidated Financial Statements.

Business Combinations

In August 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”)”. ASU No. 2021-08 requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue (Topic 606), and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. Amendments within ASU No. 2021-08 are required to be applied prospectively to business combinations occurring on or after the effective date of the amendments.

3. Revenue

Disaggregation of Revenue

The Company’s revenue is from two types of relationships: (i) direct relationships and (ii) indirect relationships. The following table presents the Company’s revenue disaggregated by segment and by the type of relationship for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31, 2022
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$234,905	$41,610	$(11,564)	$264,951
Indirect relationships	13,286	990	—	14,276
Total Revenue	$248,191	$42,600	$(11,564)	$279,227

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

	Year Ended December 31, 2021
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$189,019	$32,837	$(8,604)	$213,252
Indirect relationships	5,025	981	—	6,006
Total Revenue	$194,044	$33,818	$(8,604)	$219,258

	Year Ended December 31, 2020
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$138,718	$19,957	$(6,428)	$152,247
Indirect relationships	2,126	663	—	2,789
Total Revenue	$140,844	$20,620	$(6,428)	$155,036

4. Earnings Per Share

During the years ended December 31, 2021 and 2020, basic and diluted net loss per common share is the same since the inclusion of the assumed exchange of all Post-Merger Repay Units, unvested restricted share awards, and 2026 Notes would have been anti-dilutive.

The following table summarizes net loss attributable to the Company and the weighted average basic and diluted shares outstanding:

	Year Ended December 31,
($ in thousands, except per share data)	2022	2021	2020
Income (loss) before income tax expense	$14,915	$(86,728)	$(129,724)
Less: Net loss attributable to non-controlling interests	(4,095)	(5,953)	(11,769)
Income tax (expense) benefit	(6,174)	30,691	12,358
Net income (loss) attributable to the Company	$12,836	$(50,084)	$(105,597)

Weighted average shares of Class A common stock outstanding - basic	88,792,453	83,318,189	52,180,911
Add weighted average effect of dilutive common stock equivalent shares:
Post-Merger Repay Units exchangeable for Class A common stock	7,892,176
Unvested restricted share awards of Class A common stock	890,309
Outstanding ESPP purchase rights for Class A common stock	1,554
2026 Notes convertible into Class A common stock	13,095,238
Weighted average shares of Class A common stock outstanding - diluted	110,671,731	83,318,189	52,180,911

Income (loss) per share of Class A common stock outstanding - basic	$0.14	$(0.60)	$(2.02)
Income (loss) per share of Class A common stock outstanding - diluted	$0.12	$(0.60)	$(2.02)

For the years ended December 31, 2021 and 2020, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Post-Merger Repay Units exchangeable for Class A common stock	7,926,576	8,334,160
Unvested restricted share awards of Class A common stock	2,515,634	2,209,551
2026 Notes convertible for Class A common stock	13,095,238	—
Share equivalents excluded from earnings (loss) per share	23,537,448	10,543,711

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

The following summarizes the purchase consideration paid to the selling members of Ventanex:

($ in thousands)
Cash consideration	$35,939
Contingent consideration (1)	4,800
Total purchase price	$40,739

(1)
Reflects the fair value of the Ventanex Earnout Payment, the contingent consideration to be paid to the selling members of Ventanex, pursuant to the Ventanex Purchase Agreement as of February 10, 2020. The selling partners of Ventanex will have the contingent earnout right to receive a payment of up to $14.0 million dependent upon the Gross Profit, as defined in the Ventanex Purchase Agreement, for the years ended December 31, 2020 and 2021. In February 2021 and April 2022, the Company paid the Ventanex Earnout Payment of $0.9 million and $12.7 million, respectively.

The Company recorded an allocation of the purchase price to Ventanex’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the February 10, 2020 closing date. The purchase price allocation is as follows:

($ in thousands)
Cash and cash equivalents	$51
Accounts receivable	1,377
Prepaid expenses and other current assets	181
Total current assets	1,609
Property, plant and equipment, net	138
Restricted cash	428
Identifiable intangible assets	26,890
Total identifiable assets acquired	29,065
Accounts payable	(152)
Accrued expenses	(373)
Net identifiable assets acquired	28,540
Goodwill	12,199
Total purchase price	$40,739

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.1	5
Trade names	0.4	Indefinite
Developed technology	4.1	3
Merchant relationships	22.3	10
	$26.9

Goodwill recognized of $12.2 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $8.3 million is expected to be deductible for tax purposes. Goodwill was allocated 64% and 36% to the Company’s Consumer Payments segment and Business Payments segment, respectively, based on the relative fair value of the Company’s reporting units as of December 31, 2022. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Ventanex.

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

The following summarizes the purchase consideration paid to the selling members of cPayPlus:

($ in thousands)
Cash consideration	$7,957
Contingent consideration (1)	6,500
Total purchase price	$14,457

(1)
Reflects the fair value of the cPayPlus Earnout Payment, the contingent consideration to be paid to the selling members of cPayPlus, pursuant to the cPayPlus Purchase Agreement as of July 23, 2020. The selling partners of cPayPlus will have the contingent earnout right to receive a payment of up to $8.0 million dependent upon the Gross Profit, as defined in the cPayPlus Purchase Agreement, in the third quarter of 2021. In September, 2021, the Company paid the cPayPlus Earnout Payment of $8.0 million.

The Company recorded an allocation of the purchase price to cPayPlus’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the July 23, 2020 closing date. The purchase price allocation is as follows:

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

($ in thousands)
Cash and cash equivalents	$262
Accounts receivable	165
Prepaid expenses and other current assets	38
Total current assets	465
Property, plant and equipment, net	21
Identifiable intangible assets	7,720
Total identifiable assets acquired	8,206
Accounts payable	(99)
Accrued expenses	(363)
Net identifiable assets acquired	7,744
Goodwill	6,713
Total purchase price	$14,457

The values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.1	5
Trade names	0.1	Indefinite
Developed technology	6.7	3
Merchant relationships	0.8	10
	$7.7

Goodwill recognized of $6.7 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $8.2 million is expected to be deductible for tax purposes. Goodwill was allocated 100% to the Company’s Business Payments segment. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of cPayPlus.

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

The following summarizes the purchase consideration paid to the selling members of CPS:

($ in thousands)
Cash consideration	$83,887
Contingent consideration (1)	4,500
Total purchase price	$88,387
(1)
Reflects the fair value of the CPS Earnout Payment, the contingent consideration to be paid to the selling members of CPS, pursuant to the CPS Purchase Agreement as of November 2, 2020. The selling partners of CPS will have the contingent earnout right to receive a payment of up to $15.0 million in two separate earnouts, dependent upon the Gross Profit, as defined in the CPS Purchase Agreement. As of December 31, 2022, the fair value of the CPS earnout was $1.0 million, which resulted in a $0.4 million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the year ended December 31, 2022.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The Company recorded an allocation of the purchase price to CPS’ and MPI’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the November 2, 2020 closing date. The purchase price allocation is as follows:

($ in thousands)	CPS	MPI
Cash and cash equivalents	$1,667	$2,098
Accounts receivable	2,810	5,557
Prepaid expenses and other current assets	2,616	935
Total current assets	7,093	8,590
Property, plant and equipment, net	19	3
Restricted cash	—	35
Identifiable intangible assets	30,830	7,110
Total identifiable assets acquired	37,942	15,738
Accounts payable	(2,004)	(4,496)
Accrued expenses	(2,143)	—
Net identifiable assets acquired	33,795	11,242
Goodwill	40,748	2,602
Total purchase price	$74,543	$13,844

The values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value
	(in millions)		Useful life
Identifiable intangible assets	CPS	MPI	(in years)
Non-compete agreements	$0.1	$0.1	4
Trade names	0.5	0.1	Indefinite
Developed technology	7.2	0.7	3
Merchant relationships	23.0	6.3	10
	$30.8	$7.2

Goodwill recognized of $43.3 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $38.8 million is expected to be deductible for tax purposes. Goodwill was allocated 100% to the Company’s Business Payments segment. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of CPS.

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

The following summarizes the purchase consideration paid to the seller of BillingTree:

($ in thousands)
Cash consideration	$277,521
Class A common stock issued	228,250
Total purchase price	$505,771

The Company recorded an allocation of the purchase price to BillingTree’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 15, 2021 closing date. The purchase price allocation is as follows:

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

($ in thousands)
Cash and cash equivalents	$8,244
Accounts receivable	4,627
Prepaid expenses and other current assets	1,602
Total current assets	14,473
Property, plant and equipment, net	541
Restricted cash	275
Other assets	1,782
Identifiable intangible assets	236,810
Total identifiable assets acquired	253,881
Accounts payable	(2,552)
Accrued expenses and other liabilities	(6,983)
Deferred tax liability	(36,095)
Net identifiable assets acquired	208,251
Goodwill	297,520
Total purchase price	$505,771

The values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Non-compete agreements	$0.3	2
Trade names	7.8	Indefinite
Developed technology	26.2	3
Merchant relationships	202.5	10
	$236.8

Goodwill recognized of $297.5 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $66.5 million is expected to be deductible for tax purposes. Goodwill was allocated 100% to the Company’s Consumer Payments segment. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of BillingTree.

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

The following summarizes the purchase consideration paid to the owner of Kontrol:

($ in thousands)
Cash consideration	$7,439
Contingent consideration (1)	500
Total purchase price	$7,939

(1)
Reflects the fair value of the Kontrol earnout payment, the contingent consideration to be paid to the selling members of Kontrol, pursuant to the Kontrol Purchase Agreement as of June 22, 2021. The selling partners of Kontrol will have the contingent earnout right to receive a payment of up to $3.0 million, dependent upon the Gross Profit, as defined in the Kontrol Purchase Agreement. As of December 31, 2022, the fair value of the Kontrol earnout was $0, which resulted in a

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

($0.9) million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the year ended December 31, 2022.

The Company recorded an allocation of the purchase price to Kontrol’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 22, 2021 closing date. The purchase price allocation is as follows:

($ in thousands)
Accounts receivable	$68
Prepaid expenses and other current assets	6
Total current assets	74
Identifiable intangible assets	6,940
Total identifiable assets acquired	7,014
Accounts payable	(665)
Net identifiable assets acquired	6,349
Goodwill	1,590
Total purchase price	$7,939

The values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Trade names	$0.0	Indefinite
Merchant relationships	6.9	8
	$6.9

Goodwill of $1.6 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $1.1 million on a gross basis is expected to be deductible for tax purposes. Goodwill was allocated 100% to the Company’s Business Payments segment. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Kontrol.

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

The following summarizes the purchase consideration paid to the sellers of Payix:

($ in thousands)
Cash consideration	$95,628
Contingent consideration (1)	2,850
Total purchase price	$98,478
(1)
Reflects the fair value of the Payix earnout payment, the contingent consideration to be paid to the former owners of Payix, pursuant to the Payix Purchase Agreement as of December 31, 2021. The former owners of Payix will have the contingent earnout right to receive a payment of up to $20.0 million, dependent upon the Gross Profit, as defined in the Payix Purchase Agreement. As of December 31, 2022, the fair value of the Payix earnout was $0, which resulted in a ($2.9) million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the year ended December 31, 2022.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The Company recorded an allocation of the purchase price to Payix’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the December 29, 2021 closing date. The purchase price allocation is as follows:

($ in thousands)
Cash and cash equivalents	$703
Accounts receivable	1,715
Prepaid expenses and other current assets	94
Total current assets	2,512
Property, plant and equipment, net	83
Restricted cash	27
Other assets	656
Identifiable intangible assets	33,150
Total identifiable assets acquired	36,428
Accounts payable	(214)
Accrued expenses and other liabilities	(2,023)
Deferred tax liability	(6,944)
Net identifiable assets acquired	27,247
Goodwill	71,231
Total purchase price	$98,478

The values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Trade names	$0.3	Indefinite
Developed technology	12.4	3
Merchant relationships	20.5	10
	$33.2

Goodwill recognized of $71.2 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, none of which is expected to be deductible for tax purposes. Goodwill was allocated 100% to the Company’s Consumer Payments segment. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Payix.

Pro Forma Financial Information (Unaudited)

The supplemental consolidated results of the Company on an unaudited pro forma basis give effect to Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix acquisitions as if the transactions had occurred on January 1, 2020. The unaudited pro forma information reflects adjustments for the issuance of the Company’s common stock, debt incurred in connection with the transactions, the impact of the fair value of intangible assets acquired and related amortization and other adjustments the Company believes are reasonable for the pro forma presentation. In addition, the pro forma earnings exclude acquisition-related costs.

($ in thousands, except per share data)	Pro Forma Year Ended December 31, 2021	Pro Forma Year Ended December 31, 2020
Revenue	$257,014	$234,656
Net loss	(54,627)	(120,849)
Net loss attributable to non-controlling interests	(5,813)	(12,793)
Net loss attributable to the Company	(48,814)	(108,056)

Loss per Class A share - basic	$(0.56)	$(1.74)
Loss per Class A share - diluted	$(0.56)	$(1.74)

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

6. Fair Value of Assets and Liabilities

The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring or nonrecurring basis or disclosed, but not carried, at fair value in the Consolidated Balance Sheets as of the dates presented. There were no transfers into, out of, or between levels within the fair value hierarchy during any of the periods presented.

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other assets	—	2,500	—	2,500
Total assets	$—	$2,500	$—	$2,500
Liabilities:
Contingent consideration	$—	$—	$1,000	$1,000
Borrowings	—	344,280	—	344,280
Tax receivable agreement	—	—	179,127	179,127
Total liabilities	$—	$344,280	$180,127	$524,407

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Other assets	—	2,500	—	2,500
Total assets	$—	$2,500	$—	$2,500
Liabilities:
Contingent consideration	$—	$—	$17,047	$17,047
Borrowings	—	401,876	—	401,876
Tax receivable agreement	—	—	245,828	245,828
Total liabilities	$—	$401,876	$262,875	$664,751

Other Assets

Other assets contain a minority equity investment in a privately-held company. The Company elected a measurement alternative for measuring this investment, in which the carrying amount is adjusted based on any observable price changes in orderly transactions. The investment is classified as Level 2 as observable adjustments to value are infrequent and occur in an inactive market.

Contingent Consideration

Contingent consideration relates to potential payments that the Company may be required to make associated with acquisitions. The contingent consideration is recorded at fair value based on actuals or estimates of discounted future cash flows associated with the acquired businesses. To the extent that the valuation of these liabilities is based on inputs that are less observable or not observable in the market, the determination of fair value requires more judgment. Accordingly, the fair value of contingent consideration is classified within Level 3 of the fair value hierarchy, under ASC 820. The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805, Business Combinations (“ASC 805”).

As of December 31, 2022, the present value of contingent consideration reflects the actual anticipated payments. As of December 31, 2021, the Company used a discount rate to determine the present value, based on a risk-free rate adjusted for a credit spread, of the contingent consideration in the simulation approach.

The following table provides a rollforward of the contingent consideration related to previous business acquisitions. Refer to Note 5. Business Combinations for more details.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

	Year Ended December 31,
($ in thousands)	2022	2021
Balance at beginning of period	$17,047	$15,800
Measurement period adjustment	—
Purchases	—	4,350
Payments	(12,747)	(8,949)
Valuation adjustment	(3,300)	5,846
Balance at end of period	$1,000	$17,047

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

The following table provides the carrying value and estimated fair value of borrowings. See Note 10. Borrowings for further discussion.

	December 31, 2022		December 31, 2021
($ in thousands)	Carrying value	Fair value	Carrying value	Fair value
Revolving credit facility	$18,177	$20,000	$19,210	$20,000
2026 Notes	433,142	324,280	429,275	381,876
Total	$451,319	$344,280	$448,485	$401,876

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

The Company used a discount rate, also referred to as the early termination rate, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 6.48% was applied to the forecasted TRA payments as of December 31, 2022, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance was adjusted by $66.9 million through accretion expense and a valuation adjustment, related to an increase in the discount rate, which was 1.58% as of December 31, 2021.

The following table provides a rollforward of the TRA related to the Business Combination and subsequent acquisition of Post-Merger Repay Units held by Corsair, pursuant to the Unit Purchase Agreements. See Note 15. Taxation for further discussion on the TRA.

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Balance at beginning of period	$245,828	$229,228	$67,176
Purchases	170	2,491	149,613
Accretion expense	7,806	5,065	2,955
Valuation adjustment	(74,677)	9,044	9,484
Balance at end of period	$179,127	$245,828	$229,228

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

7. Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
($ in thousands)	2022	2021
Furniture, fixtures, and office equipment	$4,014	$2,763
Computers	4,889	3,408
Leasehold improvements	659	431
Total	9,562	6,602
Less: Accumulated depreciation and amortization	5,187	2,801
	$4,375	$3,801

Depreciation expense for property and equipment was $2.4 million, $1.3 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of December 31, 2022, the indefinite-lived intangible assets consist of two trade names, arising from the acquisitions of Hawk Parent and MPI. As of December 31, 2021, the indefinite-lived intangible assets consist of five trade names, arising from the acquisitions of Hawk Parent, MPI, BillingTree, Kontrol and Payix.

During the year ended December 31, 2022, the Company recorded an impairment loss of $8.1 million related to the write-offs of certain trade names, of which $8.1 million and $0.0 million of the impairment loss related to the Consumer Payments and Business Payments segments, respectively. The impairment loss was recognized within Impairment loss in the Company’s Consolidated Statements of Operations.

During the year ended December 31, 2021, the Company recorded an impairment loss of $2.2 million related to the write-offs of certain trade names, of which $1.0 million and $1.2 million of the impairment loss related to the Consumer Payments and Business Payments segments, respectively. The impairment loss was recognized within Impairment loss in the Company’s Consolidated Statements of Operations.

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$539,850	$137,515	$402,335	7.40
Channel relationships	16,240	3,168	13,072	8.06
Software costs	196,890	132,322	64,568	0.99
Non-compete agreements	4,580	4,030	550	0.54
Trade name	20,050	—	20,050	—
Balance as of December 31, 2022	$777,610	$277,035	$500,575	5.71

Client relationships	$539,850	$83,014	$456,836	8.40
Channel relationships	12,550	1,147	11,403	8.65
Software costs	163,958	83,163	80,795	1.48
Non-compete agreements	4,580	4,060	520	0.88
Trade name	28,140	—	28,140	—
Balance as of December 31, 2021	$749,078	$171,384	$577,694	6.79

The Company’s amortization expense for intangible assets was $105.4 million, $88.4 million and $59.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future
Year Ending December 31,	Amortization Expense
2023	$92,820
2024	78,797
2025	61,868
2026	55,641
2027	55,941
Thereafter	135,458

9. Goodwill

As discussed in Note 16. Segments, management adjusted the Company’s segment reporting to reflect the Company’s new organizational structure effective December 31, 2022. The Company’s reporting units for goodwill impairment evaluation purposes are the same as its reportable segments. As of the December 31, 2022 change in reporting units, the Company performed a quantitative impairment assessment of the Company’s former reporting unit structure and the new reporting unit structure. The Company allocated goodwill to its reporting units using a relative fair value approach. The Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior and subsequent to the reallocation and determined that no impairment existed as of December 31, 2022.

The following table presents changes to goodwill by business segment, for the years ended December 31, 2022 and 2021:

($ in thousands)	Consumer Payments	Business Payments	Total
Balance at December 31, 2020	$378,577	$80,393	$458,970
Acquisitions	365,031	1,591	366,622
Measurement period adjustment	—	(11)	(11)
Other	—	(1,500)	(1,500)
Balance at December 31, 2021	$743,608	$80,473	$824,081
Measurement period adjustment	3,732	—	3,732
Reallocation	(138,201)	138,201	—
Balance at December 31, 2022	$609,139	$218,674	$827,813

During the year ended December 31, 2022, the Company recognized a $3.7 million measurement period adjustment in accordance with the BillingTree acquisition, primarily related to a $4.7 million increase in deferred tax liability as a result of the finalization of the tax basis balance sheet. An increase in accounts receivable of $1.0 million was also recognized related to updated collection information on the acquired receivables. The goodwill reallocation of $138.2 million between the Consumer Payments and Business Payments segments resulted from the relative fair value allocation of the new reporting units structure as of December 31, 2022.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

The Company’s interest expense on the Term Loan totaled $11.5 million for the year ended December 31, 2020. The Company’s interest expense on the line of credit totaled $0 and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Amended Credit Agreement

On February 3, 2021, the Company announced the closing of a new undrawn $125.0 million senior secured revolving credit facility through Truist Bank. The Amended Credit Agreement replaces the Company’s Successor Credit Agreement, which included an undrawn $30.0 million Revolving Credit Facility.

On December 29, 2021, the Company increased its existing senior secured credit facilities by $60.0 million to a $185.0 million revolving credit facility pursuant to an amendment to the Amended Credit Agreement. The Company was in compliance with its restrictive covenants under the Amended Credit Agreement at December 31, 2022.

As of December 31, 2022, the Company had $20.0 million drawn against the revolving credit facility at a variable interest rate of 2.25% plus 1-month LIBOR due 2026. The Company paid $0.6 million and $0.4 million in fees related to unused commitments for the years ended December 31, 2022 and 2021, respectively. The Company’s interest expense on the revolving credit facility totaled $0.8 million for the year ended December 31, 2022.

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

During the year ended December 31, 2022, the conversion contingencies of the 2026 Notes were not met, and the conversion terms of the 2026 Notes were not significantly changed.

The following table summarizes the total borrowings under the Amended Credit Agreement and 2026 Notes:

($ in thousands)	December 31, 2022	December 31, 2021
Non-current indebtedness:
Revolving Credit Facility (1)	$20,000	$20,000
Convertible Senior Debt	440,000	440,000
Total borrowings	460,000	460,000
Less: Long-term loan debt issuance cost (2)	8,681	11,515
Total non-current borrowings	$451,319	$448,485
(1)
The revolving credit facility bears interest at variable rates, which were 6.63% and 2.35% as of December 31, 2022 and December 31, 2021, respectively.
(2)
The Company incurred $2.8 million, $2.5 million and $1.4 million of interest expense for the amortization of deferred debt issuance costs for the years ended December 31, 2022, 2021 and 2020, respectively.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Following is a summary of principal maturities of the Term Loans outstanding as of December 31, 2022 for each of the next five years ending December 31 and in the aggregate:

($ in thousands)
2023	$—
2024	—
2025	—
2026	460,000
2027	—
$460,000

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

In October 2019, the Company entered into a $140.0 million notional, five-year interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $140.0 million of its variable-rate term loan. This agreement involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount. This interest rate swap was designated for accounting purposes as a cash flow hedge. As such, changes in the interest rate swap’s fair value are deferred in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and are subsequently reclassified into interest expense in each period that a hedged interest payment is made on the Company’s variable-rate term loan. Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense was $1.4 million for the year ended December 31, 2020.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The components of lease costs are presented in the following table:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Components of total lease costs:
Operating lease costs	$2,678	$2,370	$1,746
Short-term lease costs	52	101	48
Variable lease costs	—	—	—
Total lease costs	$2,730	$2,471	$1,794

Amounts reported in the Consolidated Balance Sheets were as follows:

($ in thousands)	December 31, 2022	December 31, 2021
Operating Leases:
Right-of-use assets	$9,847	$10,500
Lease liability, current	2,263	1,990
Lease liability, long-term	8,295	9,091
Total lease liabilities	$10,558	$11,081

Weighted-average remaining lease term (in years)	4.7	5.2
Weighted-average discount rate (annualized)	4.5%	4.3%

Other information related to leases are as follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,592	$2,169	$1,504
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	2,511	2,438	11,430

The following table presents a maturity analysis of the Company’s operating leases liabilities as of December 31, 2022:

($ in thousands)
2023	$2,681
2024	2,499
2025	2,328
2026	2,232
2027	1,410
Thereafter	561
Total undiscounted lease payments	11,711
Less: Imputed interest	1,153
Total lease liabilities	$10,558

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

13. Related Party Transactions

Related party payables consisted of the following:

	December 31,	December 31,
($ in thousands)	2022	2021
Ventanex accrued earnout liability	$—	$12,747
CPS accrued earnout liability	1,000	600
Kontrol accrued earnout liability	—	850
Payix accrued earnout liability	—	2,850
Other payables to related parties	—	347
	$1,000	$17,394

The Company incurred transaction costs on behalf of related parties of $10.6 million, $8.2 million and $3.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. These costs consist of retention bonuses and other compensation to employees, associated with the costs resulting from the integration of new businesses.

The Company held receivables from related parties of $0.3 million as of both December 31, 2022 and 2021. These amounts were due from employees, related to tax withholding on vesting of equity compensation. See Note 14. Share Based Compensation for more detail on these restricted share awards. Further, the Company owed employees $0.0 million for amounts paid on behalf of the Company as of both December 31, 2022 and 2021.

The Company owed $1.0 million and $17.4 million to related parties, in the form of contingent consideration payable to the sellers of Ventanex, CPS, Kontrol and Payix, who were employees of Repay, as of December 31, 2022 and 2021, respectively.

14. Share Based Compensation

Omnibus Incentive Plan

In connection with the Business Combination, Thunder Bridge shareholders considered and approved the Incentive Plan which resulted in the reservation of 7,326,728 shares of common stock for issuance thereunder. The Incentive Plan became effective immediately upon the closing of the Business Combination. On June 8, 2022, the Company’s shareholders approved an amendment and restatement of the Incentive Plan, which, among other modifications, increased the number of shares available for awards by 6,500,000, so that the total reserved shares for issuance under the Incentive Plan is 13,826,728.

Under this plan, the Company currently has three types of share-based compensation awards outstanding: PSUs, RSAs and RSUs.

RSAs and RSUs

The grant date fair value of RSAs and RSUs, which is based on the quoted market value of the Company’s Class A common stock on the grant date, is recognized as share-based compensation expense on a graded vesting basis over the requisite service period. Most RSAs vest in equal annual installments over the requisite service period (which is typically a four-year period). In limited cases, RSAs may vest on the grant date with a one-year holding period. RSUs vest at the first anniversary of the grant date. Restricted shares cannot be sold or transferred until they have vested.

Activity for RSAs for the year ended December 31, 2022 is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,971,245	$17.80
Granted	1,337,545	14.22
Forfeited (1)(2)	516,530	17.38
Vested	680,625	15.94
Unvested at December 31, 2022	2,111,635	16.23

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Activity for RSUs for the year ended December 31, 2022 is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	46,026	$22.16
Granted	108,909	13.22
Forfeited	—	—
Vested	46,026	22.16
Unvested at December 31, 2022	108,909	13.22
(1)
The forfeited shares include employee terminations during the year ended December 31, 2022; further, these forfeited shares are added back to the number of shares available for grant under the Incentive Plan.
(2)
Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations.

PSU

The grant date fair value of a PSU, which is based on quoted market value of the Company’s Class A common stock on the grant date and the number of shares expected to be earned according to the level of achievement of performance measures, is recognized on a graded vesting basis over the applicable performance or service period. The performance or service period for awards granted is three years.

Activity for PSUs for the year ended December 31, 2022 is as follows:

	Class A Common Stock (1)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	498,363	$20.16
Granted	390,227	16.72
Forfeited	254,567	17.32
Vested	—	—
Unvested at December 31, 2022	634,023	19.19
(1)
Represent shares to be paid out at target level.

The following table summarized share-based compensation expense and the related income tax benefit recognized for the Company’s share-based compensation awards:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Share-based compensation expense	$20.3	$22.3	$19.4
Income tax benefit	2.1	3.4	0.5

Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $21.0 million as of December 31, 2022, which is expected to be recognized as expense over the weighted-average period of 1.58 years.

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

The components of loss before income taxes are as follows:

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Domestic	$13,305	$(87,353)	$(129,267)
Foreign	1,610	625	(457)
Income (loss) before income tax expense (benefit)	$14,915	$(86,728)	$(129,724)

The Company recorded a provision for income tax as follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Current expense
Federal	$1,300	$35	$—
State	263	2	—
Foreign	419	—	—
Total current expense	$1,982	$37	$—
Deferred expense
Federal	$1,421	$(18,113)	$(10,524)
State	2,755	(12,800)	(1,709)
Foreign	16	185	(125)
Total deferred expense (benefit)	4,192	(30,728)	(12,358)
Income tax expense (benefit)	$6,174	$(30,691)	$(12,358)

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2022	2021	2020
Federal income tax expense	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.8%	5.2%	1.3%
Income attributable to noncontrolling interest	5.8%	(1.4%)	(1.8%)
Excess tax benefit related to share-based compensation	5.6%	0.6%	0.4%
Change in fair value of warrant liabilities	0.0%	0.0%	(11.5%)
Change in fair value of contingent consideration	(4.0%)	0.0%	0.0%
Foreign rate differential	1.4%	0.0%	0.0%
R&D credit - Federal	(4.8%)	0.0%	0.0%
Provision to return - Federal	(3.8%)	0.0%	0.0%
State rate change impact on deferred taxes	19.0%	9.5%	0.0%
Other, net	0.5%	0.5%	0.1%
Effective tax rate	41.4%	35.4%	9.5%

The Company’s effective tax rate was 41.4%, 35.4% and 9.5% for the years ended December 31, 2022, 2021 and 2020, respectively. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate of 21% was primarily influenced by the fact that the Company is not liable for the income taxes on the portion of Hawk Parent’s earnings that are attributable to noncontrolling interests. Further, the comparison is reflective of the effect of remeasuring net deferred tax assets for state tax rate changes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Details of the Company’s deferred tax assets and liabilities are as follows:

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

($ in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets
Tax Credits	$3,140	$1,547
Section 163(j) Limitation Carryover	354	27
Acquisition Costs	313	348
Federal Net Operating Losses	31,160	25,284
State Net Operating Losses	6,308	4,908
Foreign Net Operating Losses	—	17
Other Assets	66	6,795
Partnership basis tax differences	126,806	130,440
Total deferred tax asset	168,147	169,366
Valuation allowance	(15,468)	(16,394)
Total deferred tax asset, net of valuation allowance	152,679	152,972
Deferred tax liabilities
Other intangibles - Payix	(6,230)	(7,712)
Other liabilities	(10,079)	—
Total deferred tax liabilities	(16,309)	(7,712)
Net deferred tax assets	$136,370	$145,260

As a result of the finalization of 2021 income tax returns and Post-Merger Repay Unit exchanges during the year ended December 31, 2022, the Company recognized a reduction of the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) in the amount of $0.9 million, compared to a reduction of $19.2 million as a result of equity offerings by the Company, BillingTree acquisition and Post-Merger Repay unit exchanges during the year ended December 31, 2021, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions, a ceiling rule limitation arising under Internal Revenue Code (the “Code”) sec. 704(c). As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized as of December 31, 2022. As such, a 100% valuation allowance was recognized.

As of December 31, 2022, the Company had net tax effected federal and state (net of federal benefit) net operating losses (“NOLs”) of $37.5 million, of which approximately $32.8 million have an indefinite life. NOLs of approximately $4.5 million and $0.2 million will begin to expire in 2034 and 2028, respectively. As of December 31, 2022, the Company had federal and state tax credit carryforwards of $2.2 million and $0.9 million, respectively, which will begin to expire in 2037 and 2034. The Company believes as of December 31, 2022, based on the weight of all positive and negative evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the NOLs and tax credits and, as such, no valuation allowance was recorded.

No uncertain tax positions existed as of December 31, 2022.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of December 31, 2022, the Company had a liability of $179.1 million related to its projected obligations under the TRA, which is captioned as the tax receivable agreement liability in the Company’s Consolidated Balance Sheets. The decrease of $66.7 million in the TRA liability for the year ended December 31, 2022, was primarily a result of the change in the Early Termination Rate.

16. Segments

Effective on December 31, 2022, the Company reorganized its business structure around two operating segments based on review of discrete financial results for each of the operating segments by the Company’s chief operating decision maker (“CODM”), for performance assessment and resource allocation purposes. Each of the Company’s operating segments represents a reportable segment based on ASC 280, Segment Reporting. The Company’s two reportable segments are as follows: (1) Consumer Payments and (2) Business Payments. Prior year amounts have been reclassified to conform to the current presentation.

The following table presents revenue and gross profit for each reportable segment.

	Year Ended December 31,
($ in thousand)	2022	2021	2020
Revenue
Consumer Payments	$248,191	$194,044	$140,844
Business Payments	42,600	33,818	20,620
Elimination of intersegment revenues (1)	(11,564)	(8,604)	(6,428)
Total revenue	$279,227	$219,258	$155,036
Gross profit (2)
Consumer Payments	$195,542	$148,614	$106,016
Business Payments	30,423	23,764	14,001
Elimination of intersegment revenues	(11,564)	(8,604)	(6,428)
Total gross profit	$214,401	$163,774	$113,589

Total other operating expenses (3)	$261,602	$217,771	$145,599
Total other income (expense)	62,116	(32,731)	(97,714)
Income (loss) before income tax (expense) benefit	14,915	(86,728)	(129,724)
Income tax (expense) benefit	(6,174)	30,691	12,358
Net income (loss)	$8,741	$(56,037)	$(117,366)
(1)
Represents intercompany eliminations between segments for consolidation purpose.
(2)
Represents revenue less costs of services.
(3)
Represents total operating expenses less costs of services.

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of December 31, 2022. The CODM reporting package does not include discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.
17. Subsequent Events

Management has evaluated subsequent events and their potential effects on these consolidated financial statements.

On February 15, 2023, the Company sold Blue Cow Software, LLC for a sale price of $41.0 million.

On February 28, 2023, the Company repaid in full the entire amount of $20.0 million of the outstanding revolving credit facility. The undrawn capacity of the existing revolving credit facility under the Amended Credit Agreement became $185.0 million after the repayment.

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

Our management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, as part of our ongoing integration activities following the acquisition of BillingTree, we applied our controls and procedures to the acquired operations of BillingTree and augmented our Company-wide controls to address the risks inherent in a business combination of this magnitude.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2022, an amendment to this Form 10-K or a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act relating to the Company’s annual meeting of stockholders to be held in 2023 (as applicable, the “Part III Filing”). Such information will be set forth in such Part III Filing and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be included by Item 11 of the Form 10-K will be included in our Part III Filing and such information is incorporated by reference herein.

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

3.1	Certificate of Corporate Domestication of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).
3.2	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).
3.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-38351), filed with the SEC on June 9, 2022).
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38531), filed with the SEC on February 24, 2023).

4.1

Indenture, dated as of January 19, 2021 between Repay Holdings Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on January 19, 2021).

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3ASR (Filed No. 333-266158), filed with the SEC on July 15, 2022).
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

10.7

Registration Rights Agreement, dated as of May 7, 2021, by and among Repay Holdings Corporation and BillingTree Parent, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-385311), filed with the SEC on May 10, 2021).

10.8

Amended and Restated Revolving Credit Agreement, dated February 3, 2021, by and among Repay Holdings Corporation, Hawk Parent Holdings LLC, Truist Bank, as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on February 5, 2021).

10.9

Limited Consent, Waiver and First Amendment to Amended and Restated Revolving Credit Agreement, dated June 15, 2021, by and among Repay Holdings Corporation, Hawk Parent Holdings LLC, Truist Bank, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on January 3, 2022).

10.10

Second Amendment to Amended and Restated Revolving Credit Agreement, dated December 29, 2021, by and among Repay Holdings Corporation, Hawk Parent Holdings LLC, Truist Bank, as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on January 3, 2022).

10.11

Third Amendment to Amended and Restated Revolving Credit Agreement, dated February 9, 2023, by and among Repay Holdings Corporation, Hawk Parent Holdings, LLC, Truist Bank, as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on February 10, 2023).

10.12+

Repay Holdings Corporation Omnibus Incentive Plan, effective as of July 11, 2019 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).

10.13+

Amendment No. 1 to the Repay Holdings Corporation Omnibus Incentive Plan, effective as of September 20, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 (Registration No. 233879), filed with the SEC on September 20, 2019).

10.14+

Repay Holdings Corporation Omnibus Incentive Plan (as Amended and Restated Effective as of April 14, 2022) (incorporated by reference to Annex A to the Company’s proxy statement (File No. 001-38531), filed with the SEC on April 27, 2022).

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

10.17+

Amendment No. 2 to Employment Agreement, dated March 1, 2022, between Repay Management Services LLC (as assignee of M & A Ventures, LLC) and John Morris (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on March 1, 2022).

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

10.21+

Amendment No. 1 to Employment Agreement, dated March 1, 2021, between Repay Management Services LLC (as assignee of M & A Ventures, LLC) and Timothy J. Murphy (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K/A (File No. 001-38531), filed with the SEC on April 23, 2021).

10.22+

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

10.24+

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

10.26+*	Transitional Consulting Agreement, dated November 28, 2022, between Repay Management Services LLC and Michael F. Jackson.
10.27+

Employment Agreement, dated April 1, 2020, between Repay Management Services and Jacob H. Moore (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (Registration No. 001-38531), filed with the SEC on May 10, 2022).

10.28+

First Amendment to Employment Agreement, dated March 1, 2021, between Repay Management Services and Jacob H. Moore (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (Registration No. 001-38531), filed with the SEC on May 10, 2022).

10.29+

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

10.31+	Repay Holdings Corporation Summary of Non-Employee Director Compensation, as of April 1, 2022.
10.32+

Repay Holdings Corporation Form of Restricted Stock Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531) filed with the SEC on March 17, 2020).

10.33+

Repay Holdings Corporation Form of Performance-Based Restricted Stock Units Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-38531) filed with the SEC on March 17, 2020).

10.34+

Form of Indemnification Agreement between the Company and the Indemnitee named therein (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K/A (File No. 001-38531) filed with the SEC on April 17, 2020).

10.35+

Repay Holdings Corporation Form of Restricted Stock Award Agreement (2022) (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K (File No. 011-38531) filed with the SEC on March 1, 2022).

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

+ Indicates a management or compensatory plan.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Repay Holdings Corporation

March 1, 2023	By:	/s/ John Morris
John Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities as of March 1, 2023.

Name	Title

/s/ John Morris	Chief Executive Officer, Director
John Morris	(Principal Executive Officer)

/s/ Tim Murphy	Chief Financial Officer
Tim Murphy	(Principal Financial Officer)

/s/ Thomas Sullivan	Chief Accounting Officer
Thomas Sullivan	(Principal Accounting Officer)
/s/ Shaler Alias	President, Director
Shaler Alias

/s/ Peter Kight	Chairman of the Board
Peter Kight

/s/ Paul Garcia	Director
Paul Garcia

/s/ Maryann Goebel	Director
Maryann Goebel

/s/ Robert H. Hartheimer	Director
Robert H. Hartheimer

/s/ William Jacobs	Director
William Jacobs

/s/ Richard Thornburgh	Director
Richard Thornburgh
/s/ Emnet Rios	Director
Emnet Rios