Form 10-Q
period 2023-03-31
Repay Holdings Corp
filed 2023-05-10
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, there are 92,745,684 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 4,055,299 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of May 4, 2023, the holders of such outstanding shares of Class V common stock also hold 7,861,271 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended March 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, anticipated benefits from our recent acquisitions, expected demand on our product offerings, including further implementation of electronic payment options and statements regarding our market and growth opportunities, and our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to: exposure to economic conditions and political risk affecting the consumer loan market, the receivables management industry and consumer and commercial spending, including bank failures or other adverse events affecting financial institutions, inflationary pressures, general economic slowdown or recession; changes in the payment processing market in which we compete, including with respect to its competitive landscape, technology evolution or regulatory changes; changes in the vertical markets that we target, including the regulatory environment applicable to our clients; the ability to retain, develop and hire key personnel; risks relating to our relationships within the payment ecosystem; risk that we may not be able to execute our growth strategies, including identifying and executing acquisitions; risks relating to data security; changes in accounting policies applicable to us; the risk that we may not be able to maintain effective internal controls; and those risks described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and under Part II, Item 1A “Risk Factors” herein. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

($ in thousands)	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$91,739	$64,895
Accounts receivable	34,572	33,544
Prepaid expenses and other	14,223	18,213
Total current assets	140,534	116,652

Property, plant and equipment, net	4,117	4,375
Restricted cash	27,090	28,668
Intangible assets, net	473,308	500,575
Goodwill	792,543	827,813
Operating lease right-of-use assets, net	9,302	9,847
Deferred tax assets	132,044	136,370
Other assets	2,500	2,500
Total noncurrent assets	1,440,904	1,510,148
Total assets	$1,581,438	$1,626,800

Liabilities
Accounts payable	$21,303	$21,781
Related party payable	435	1,000
Accrued expenses	27,300	29,016
Current operating lease liabilities	2,264	2,263
Current tax receivable agreement	—	24,454
Other current liabilities	1,681	3,593
Total current liabilities	52,983	82,107

Long-term debt	432,031	451,319
Noncurrent operating lease liabilities	7,737	8,295
Tax receivable agreement, net of current portion	183,696	154,673
Other liabilities	1,836	2,113
Total noncurrent liabilities	625,300	616,400
Total liabilities	$678,283	$698,507

Commitments and contingencies (Note 10)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized; 89,750,330 issued and 88,672,189 outstanding as of March 31, 2023; 89,354,754 issued and 88,276,613 outstanding as of December 31, 2022	9	9
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,120,721	1,117,736
Treasury stock, 1,078,141 shares as of March 31, 2023 and December 31, 2022	(10,000)	(10,000)
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(239,572)	(213,180)
Total Repay stockholders' equity	$871,155	$894,562
Non-controlling interests	32,000	33,731
Total equity	$903,155	$928,293
Total liabilities and equity	$1,581,438	$1,626,800

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2023	2022
Revenue	$74,537	$67,564
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	17,965	16,565
Selling, general and administrative	38,518	32,218
Depreciation and amortization	26,140	28,589
Change in fair value of contingent consideration	—	(2,900)
Loss on business disposition	9,878	—
Total operating expenses	92,501	74,472
Loss from operations	(17,964)	(6,908)
Other income (expense)
Interest expense	(1,160)	(988)
Change in fair value of tax receivable liability	(4,538)	24,619
Other income	87	6
Total other income (expense)	(5,611)	23,637
Income (loss) before income tax expense	(23,575)	16,729
Income tax expense	(4,357)	(3,843)
Net income (loss)	$(27,932)	$12,886
Less: Net loss attributable to non-controlling interests	(1,540)	(767)
Net income (loss) attributable to the Company	$(26,392)	$13,653

Income (loss) per Class A share attributable to the Company:
Basic	$(0.30)	$0.15
Diluted	$(0.30)	$0.12
Weighted-average shares outstanding:
Basic	88,615,760	88,607,655
Diluted	88,615,760	113,015,159

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Interests	Equity
Balance at December 31, 2021	88,502,621	$9	100	$-	$1,100,012	$-	$(226,016)	$(2)	$39,033	$913,036
Release of share awards vested under Incentive Plan	427,755	-		-	-	-	-	-	-	-
Shares repurchased under Incentive Plan	(113,265)	-		-	(1,703)	-	-	-	5	(1,698)
Stock-based compensation	-	-		-	3,123	-	-	-	(29)	3,094
Net income (loss)	-	-		-	-	-	13,653	-	(767)	12,886
Balance at March 31, 2022	88,817,111	$9	100	$-	$1,101,432	$-	$(212,363)	$(2)	$38,242	$927,318

Balance at December 31, 2022	88,276,613	$9	100	$-	$1,117,736	$(10,000)	$(213,180)	$(3)	$33,731	$928,293
Exchange of Post-Merger Repay Units	14,460	-		-	61	-	-	-	(61)	-
Release of share awards vested under Incentive Plan	528,843	-		-	-	-	-	-	-	-
Shares repurchased under Incentive Plan	(147,727)	-		-	(1,210)	-	-	-	5	(1,205)
Stock-based compensation	-	-		-	4,134	-	-	-	(81)	4,053
Tax distribution from Hawk Parent	-	-		-	-	-	-	-	(54)	(54)
Net loss	-	-		-	-	-	(26,392)	-	(1,540)	(27,932)
Balance at March 31, 2023	88,672,189	$9	100	$-	$1,120,721	$(10,000)	$(239,572)	$(3)	$32,000	$903,155

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2023	2022
Cash flows from operating activities
Net income (loss)	$(27,932)	$12,886
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,140	28,589
Stock based compensation	4,054	3,094
Amortization of debt issuance costs	712	702
Loss on business disposition	9,878	—
Fair value change in tax receivable agreement liability	4,538	(24,619)
Fair value change in contingent consideration	—	(2,900)
Deferred tax expense	4,357	3,842
Change in accounts receivable	(2,541)	(1,076)
Change in prepaid expenses and other	3,921	(362)
Change in operating lease ROU assets	270	(973)
Change in accounts payable	(916)	1,656
Change in related party payable	435	(170)
Change in accrued expenses and other	(1,716)	(7,266)
Change in operating lease liabilities	(264)	1,030
Change in other liabilities	(105)	(679)
Net cash provided by operating activities	20,831	13,754
Cash flows from investing activities
Purchases of property and equipment	(528)	(553)
Purchases of intangible assets	(13,201)	(7,013)
Proceeds from sale of business, net of cash retained	40,423	—
Net cash provided by (used in) investing activities	26,694	(7,566)
Cash flows from financing activities
Payments on long-term debt	(20,000)	—
Shares repurchased under Incentive Plan	(1,205)	(1,698)
Distributions to Members	(54)	—
Payment of contingent consideration liability up to acquisition-date fair value	(1,000)	—
Net cash used in financing activities	(22,259)	(1,698)
Increase in cash, cash equivalents and restricted cash	25,266	4,490
Cash, cash equivalents and restricted cash at beginning of period	$93,563	$76,340
Cash, cash equivalents and restricted cash at end of period	$118,829	$80,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$449	$286

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

The Company is headquartered in Atlanta, Georgia.

On February 15, 2023, the Company sold Blue Cow Software, LLC and a related entity (“BCS”) for cash proceeds of $41.9 million. The Company recognized a loss of $9.9 million associated with the sale, comprised of the difference between the consideration received and the net carrying amount of the assets and liabilities of the business. See Note 5. Business Combinations and Dispositions for further discussion.

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and accompanying notes, which are included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Repay Holdings Corporation and its (i) wholly owned subsidiary, BT Intermediate, LLC, and (ii) majority-owned subsidiary, Hawk Parent Holdings LLC, along with Hawk Parent Holdings LLC's wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Services LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC, Marlin Acquirer, LLC, REPAY International LLC, REPAY Canada Solutions ULC, TriSource Solutions, LLC (“TriSource”), Mesa Acquirer, LLC, CDT Technologies LTD (“Ventanex”), Viking GP Holdings, LLC, cPayPlus, LLC (“cPayPlus”), CPS Payment Services, LLC, Media Payments, LLC (“MPI”), Custom Payment Systems, LLC, Electronic Payment Providers, LLC, Internet Payment Exchange, LLC, Stratus Payment Solutions, LLC, Clear Payment Solutions, LLC, Harbor Acquisition LLC, Payix Holdings Incorporated and Payix Incorporated. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Segment Reporting

Effective December 31, 2022, the Company revised the presentation of segment information to reflect changes in the way the Company manages and evaluates the business. Therefore, the Company reports operating results through two reportable segments: (1) Consumer Payments and (2) Business Payments, as further discussed in Note 14. Segments. Accordingly, segment information for the comparable prior year periods has been revised.

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”)”, which provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by the transition away from LIBOR to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope”, to expand the scope of this guidance to include derivatives. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022, to December 31, 2024.

The Company adopted these ASUs as of February 9, 2023. The adoption of these standards does not have a material impact on the Company’s Consolidated Financial Statements.

Business Combinations

In August 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue (Topic 606), and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. Amendments within ASU 2021-08 are required to be applied prospectively to business combinations occurring on or after the effective date of the amendments.

The Company adopted ASU 2021-08 as of January 1, 2023. The adoption of this standard does not have a material impact on the Company’s Consolidated Financial Statements.

3. Revenue

Disaggregation of revenue

The Company’s revenue is from two types of relationships: (i) direct relationships and (ii) indirect relationships. The following table presents the Company’s revenue disaggregated by segment and by the type of relationship for the periods indicated.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

	Three Months Ended March 31, 2023
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$66,473	$8,434	$(4,078)	$70,829
Indirect relationships	3,467	241	—	3,708
Total Revenue	$69,940	$8,675	$(4,078)	$74,537

	Three Months Ended March 31, 2022
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$57,436	$8,611	$(2,409)	$63,638
Indirect relationships	3,645	281	—	3,926
Total Revenue	$61,081	$8,892	$(2,409)	$67,564

4. Earnings Per Share

During the three months ended March 31, 2023, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested share-based awards, outstanding stock options and the Company’s Convertible Senior Notes due 2026 (“2026 Notes”) would have been anti-dilutive.

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

	Three Months Ended March 31,
($ in thousands, except per share data)	2023	2022
Income (loss) before income tax expense	$(23,575)	$16,729
Less: Net loss attributable to non-controlling interests	(1,540)	(767)
Income tax expense	(4,357)	(3,843)
Net income (loss) attributable to the Company	$(26,392)	$13,653

Weighted average shares of Class A common stock outstanding - basic	88,615,760	88,607,655
Add weighted average effect of dilutive common stock equivalent shares:
Post-Merger Repay Units exchangeable for Class A common stock		7,926,576
Unvested share-based awards of Class A common stock		3,385,690
2026 Notes convertible into Class A common stock		13,095,238
Weighted average shares of Class A common stock outstanding - diluted	88,615,760	113,015,159

Income (loss) per share of Class A common stock outstanding - basic	$(0.30)	$0.15
Income (loss) per share of Class A common stock outstanding - diluted	$(0.30)	$0.12

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

For the three months ended March 31, 2023, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

Three Months Ended March 31,
2023
Post-Merger Repay Units exchangeable for Class A common stock	7,861,271
Unvested share-based awards of Class A common stock	5,906,580
Outstanding stock options for Class A common stock	1,148,822
2026 Notes convertible into Class A common stock	13,095,238
Share equivalents excluded from earnings (loss) per share	28,011,911

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

5. Business Combinations and Dispositions

On February 15, 2023, the Company sold Blue Cow Software, LLC and a related entity (“BCS”) within the Consumer Payments segment for cash proceeds of $41.9 million. During the three months ended March 31, 2023, the Company recognized a loss of $9.9 million associated with the sale, comprised of the difference between the consideration received and the net carrying amount of the assets and liabilities of the business within Loss on business disposition in the Company’s Condensed Consolidated Statement of Operations.

The Company recognized a reduction of $35.3 million in goodwill which was related to the disposition of BCS, during the three months ended March 31, 2023 in the Consumer Payments segment, see Note 8. Goodwill for further discussion. For the three months ended March 31, 2023 and 2022, BCS contributed $1.2 million and $2.0 million to the Consumer Payments segment revenue, respectively.

Transaction Expenses

The Company incurred transaction expenses of $3.4 million for the three months ended March 31, 2023, related to the disposition of BCS. The Company incurred transaction expenses of $2.8 million for the three months ended March 31, 2022, related to the acquisitions of BillingTree, Kontrol and Payix. Transaction expenses are included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

6. Fair Value

The following table summarizes, by level within the fair value hierarchy, estimated fair values of the Company’s assets and liabilities measured at fair value on a recurring or nonrecurring basis or disclosed, but not carried, at fair value in the Condensed Consolidated Balance Sheets as of the dates presented. There were no transfers into, out of, or between levels within the fair value hierarchy during any of the periods presented.

	March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other assets	$—	$2,500	$—	$2,500
Total assets	$—	$2,500	$—	$2,500
Liabilities:
Contingent consideration	$—	$—	$—	$—
Borrowings	—	330,748	—	330,748
Tax receivable agreement	—	—	183,696	183,696
Total liabilities	$—	$330,748	$183,696	$514,444

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Other assets	$—	$2,500	$—	$2,500
Total assets	$—	$2,500	$—	$2,500
Liabilities:
Contingent consideration	$—	$—	$1,000	$1,000
Borrowings	—	344,280	—	344,280
Tax receivable agreement	—	—	179,127	179,127
Total liabilities	$—	$344,280	$180,127	$524,407

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

As of March 31, 2023 and December 31, 2022, the present value of contingent consideration reflects the actual anticipated payments.

The following table provides a rollforward of the contingent consideration related to previous business acquisitions.

	Three Months Ended March 31,
($ in thousands)	2023	2022
Balance at beginning of period	$1,000	$17,047
Purchases	—	—
Payments	(1,000)	—
Valuation adjustment	—	(2,900)
Balance at end of period	$—	$14,147

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Borrowings

The revolving credit facility and 2026 Notes are measured at amortized cost, which the carrying value is unpaid principal net of unamortized debt discount and debt issuance costs. The carrying value of the revolving credit facility approximates fair value because its interest rate approximates market interest rates. The estimated fair value of the 2026 Notes is determined using the quoted prices from over-the-counter markets. The estimated fair value of the Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the market interest rates and quoted prices are generally observable and do not contain a high level of subjectivity.

The following table provides the carrying value and estimated fair value of borrowings. See Note 9. Borrowings for further discussion on borrowings.

	March 31, 2023		December 31, 2022
($ in thousands)	Carrying value	Fair value	Carrying value	Fair value
Revolving credit facility	$—	$—	$18,177	$20,000
2026 Notes	432,031	330,748	433,142	324,280
Total	$432,031	$330,748	$451,319	$344,280

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

The Company used a discount rate, also referred to as the Early Termination Rate, as defined in the TRA, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 6.31% was applied to the forecasted TRA payments at March 31, 2023, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance was adjusted by $4.5 million through accretion expense and a valuation adjustment, related to a decrease in the discount rate, which was 6.48% as of December 31, 2022.

The following table provides a rollforward of the TRA related to the acquisition and exchanges of Post-Merger Repay Units. See Note 13. Taxation for further discussion on the TRA.

	Three Months Ended March 31,
($ in thousands)	2023	2022
Balance at beginning of period	$179,127	$245,828
Purchases	31	—
Accretion expense	—	961
Valuation adjustment	4,538	(25,580)
Balance at end of period	$183,696	$221,209

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

7. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of March 31, 2023 and December 31, 2022, the indefinite-lived intangible assets consist of two trade names, arising from the acquisitions of Hawk Parent and MPI.

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$523,850	$148,498	$375,352	7.37
Channel relationships	16,240	3,580	12,660	7.81
Software costs	206,009	141,464	64,545	0.96
Non-compete agreements	4,580	4,129	451	0.45
Trade name	20,300	—	20,300	—
Balance as of March 31, 2023	$770,979	$297,671	$473,308	5.58

Customer relationships	$539,850	$137,515	$402,335	7.40
Channel relationships	16,240	3,168	13,072	8.06
Software costs	196,890	132,322	64,568	0.99
Non-compete agreements	4,580	4,030	550	0.54
Trade name	20,050	—	20,050	—
Balance as of December 31, 2022	$777,610	$277,035	$500,575	5.71

The Company’s amortization expense for intangible assets was $25.4 million and $28.1 million for the three months ended March 31, 2023 and 2022, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future
Year Ending December 31,	Amortization Expense
2023	$71,714
2024	82,931
2025	65,752
2026	56,047
2027	55,941
Thereafter	120,623

8. Goodwill

The following table presents changes to goodwill by business segment for the three months ended March 31, 2023.

($ in thousands)	Consumer Payments	Business Payments	Total
Balance at December 31, 2022	$609,139	$218,674	$827,813
Dispositions	(35,270)	—	(35,270)
Balance at March 31, 2023	$573,869	$218,674	$792,543

During the three months ended March 31, 2023, the Company recognized a reduction in goodwill of $35.3 million related to the disposition of BCS.

The Company concluded that goodwill was not impaired for either the Consumer Payments or Business Payments segment as of March 31, 2023. As of March 31, 2023 and December 31, 2022, there were no accumulated impairment losses on the goodwill for either the Consumer Payments or Business Payments segment.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

9. Borrowings

Amended Credit Agreement

On February 3, 2021, the Company announced the closing of a new undrawn $125.0 million senior secured revolving credit facility through Truist Bank (the “Amended Credit Agreement”). The Amended Credit Agreement replaced the Company’s prior senior secured credit facility, which included an undrawn $30.0 million revolving credit facility.

On December 29, 2021, the Company increased its existing senior secured credit facility by $60.0 million to provide for a $185.0 million revolving credit facility in favor of Hawk Parent pursuant to an amendment to the Amended Credit Agreement. The revolving credit facility is guaranteed by Repay Holdings Corporation and certain of its subsidiaries.

On February 9, 2023, the Company further amended the Amended Credit Agreement to replace London Inter-bank Offer Rate (“LIBOR”) with term Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark.

On February 28, 2023, the Company repaid in full the entire amount of $20.0 million of the outstanding revolving credit facility. The undrawn capacity of the existing revolving credit facility under the Amended Credit Agreement became $185.0 million after the repayment.

As of March 31, 2023, the Company had $0 drawn against the revolving credit facility. The Company paid $0.1 million and $0.2 million in fees related to unused commitments for the three months ended March 31, 2023 and 2022, respectively. The Company’s interest expense on the revolving credit facility totaled $0.2 million and $0.1 million for three months ended March 31, 2023 and 2022, respectively. The Company was in compliance with its restrictive covenants under the Amended Credit Agreement at March 31, 2023.

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

During the three months ended March 31, 2023, the conversion contingencies of the 2026 Notes were not met, and the conversion terms of the 2026 Notes were not significantly changed.

The following table summarizes the total borrowings under the Amended Credit Agreement and 2026 Notes:

($ in thousands)	March 31, 2023	December 31, 2022
Non-current indebtedness:
Revolving Credit Facility (1)	$—	$20,000
Convertible Senior Debt	440,000	440,000
Total borrowings	440,000	460,000
Less: Long-term loan debt issuance cost (2)	7,969	8,681
Total non-current borrowings	$432,031	$451,319

(1)
The revolving credit facility bears interest at a variable rate, which was 6.63% as of December 31, 2022.
(2)
The Company incurred $0.7 million of interest expense for the amortization of deferred debt issuance costs for the three months ended March 31, 2023. The Company incurred $2.8 million of interest expense for the amortization of deferred debt issuance costs for the year ended December 31, 2022.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

The following is a summary of principal maturities of long‑term debt for each of the next five years ending December 31 and in the aggregate:

($ in thousands)
2023	$—
2024	—
2025	—
2026	440,000
2027	—
$440,000

10. Commitments and Contingencies

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

The components of lease cost are presented in the following table:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Components of total lease costs:
Operating lease cost	$659	$690
Short-term lease cost	5	12
Variable lease cost	—	—
Total lease cost	$664	$702

Amounts reported in the Condensed Consolidated Balance Sheets were as follows:

($ in thousands)	March 31, 2023	December 31, 2022
Operating leases:
ROU assets	$9,302	$9,847
Lease liability, current	2,264	2,263
Lease liability, long-term	7,737	8,295
Total lease liabilities	$10,001	$10,558

Weighted-average remaining lease term (in years)	3.7	4.7
Weighted-average discount rate (annualized)	4.5%	4.5%

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Other information related to leases are as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$675	$645
ROU assets obtained in exchange for lease liabilities:
Operating leases	—	1,532

The following table presents a maturity analysis of the Company’s operating leases liabilities as of March 31, 2023:

($ in thousands)
2023	$2,011
2024	2,499
2025	2,328
2026	2,232
2027	1,410
Thereafter	561
Total undiscounted lease payments	11,041
Less: Imputed interest	1,040
Total lease liabilities	$10,001

11. Related Party Transactions

Related party payables consisted of the following:

($ in thousands)	March 31, 2023	December 31, 2022
CPS accrued earnout liability	$—	$1,000
Other payables to related parties	435	—
	$435	$1,000

The Company held receivables from related parties of $0.3 million as of both March 31, 2023 and December 31, 2022. These amounts were due from employees, related to tax withholding on vesting of equity compensation. See Note 12. Share Based Compensation for more detail on these restricted share awards. Further, the Company owed employees $0.0 million for amounts paid on behalf of the Company as of both March 31, 2023 and December 31, 2022.

The Company owed $0 and $1.0 million to related parties, in the form of contingent consideration payable to the sellers of CPS, who were employees of Repay, as of March 31, 2023 and December 31, 2022, respectively. In March 2023, the Company paid the CPS earnout payment of $1.0 million.

12. Share Based Compensation

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

Under this plan, the Company currently has four types of share-based compensation awards outstanding: performance stock units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based stock options (“PSOs”).

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Share-Based Awards

The following table summarizes share-based compensation expense and the related income tax benefit recognized for the Company’s share-based compensation awards. Share-based compensation expenses are recorded within Selling, general and administrative in the Company’s Condensed Consolidated Statement of Operations.

	Three Months Ended March 31,
($ in millions)	2023	2022
Share-based compensation expense	$4.1	$3.1
Income tax (expense) benefit	1.1	1.2

Activities for RSAs for the three months ended March 31, 2023 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	2,111,635	$16.23
Granted	2,519,355	6.16
Forfeited (1)(2)	179,419	17.53
Vested	381,116	17.26
Unvested at March 31, 2023	4,070,455	$9.84

Activities for RSUs for the three months ended March 31, 2023 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	108,909	$13.22
Granted	—	—
Forfeited	—	—
Vested	9,304	18.27
Unvested at March 31, 2023	99,605	$12.75

Activities for PSUs for the three months ended March 31, 2023 are as follows:

	Class A Common Stock (3)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	634,023	$19.19
Granted	1,102,497	8.87
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2023	1,736,520	$12.64

(1)
The forfeited shares include the Company’s failure to meet certain performance measures and employee terminations during the three months ended March 31, 2023; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.
(2)
Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations. The awards are not deemed outstanding; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.
(3)
Represent shares to be paid out at target level.

Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $41.1 million at March 31, 2023, which is expected to be recognized as expense over the weighted-average period of 2.9 years.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Stock Options

Activities for PSOs for the three months ended March 31, 2023 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	—	$—
Granted	1,148,822	6.13
Forfeited	—	—
Exercised	—	—
Outstanding at March 31, 2023	1,148,822	$6.13	7.0	$505,482

Options vested and exercisable at March 31, 2023	—	$—	—	$—

The Company recognized compensation expense for PSOs of $0.1 million during the three months ended March 31, 2023. Unrecognized compensation expense related to outstanding PSOs was $2.9 million at March 31, 2023, which is expected to be recognized as expense over the weighted-average period of 3.0 years.

The weighted average grant date fair value of PSOs granted during the three months ended March 31, 2023 was $2.61. Fair value was estimated on the date of grant using Monte Carlo simulation with the following weighted average assumptions:

Three Months Ended March 31, 2023
Risk-free interest rate	3.42%
Expected volatility	52.82%
Dividend yield	0%
Expected term (in years)	4.5

The risk-free interest rate was based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the contractual term of seven years. The assumption on expected volatility was based on the average of historical peer group volatilities using daily prices. The dividend yield assumption was determined as 0% since the Company pays no dividends. Expected term was based on the simplified method outlined in Staff Accounting Bulletin No. 14, Share-Based Payment due to the fact that Company does not have sufficient historical data upon which to estimate an expected term. Given that the Company’s Class A common stock has been publicly traded for less than seven years, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the grant date.

13. Taxation

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

The Company’s effective tax rate was (18%) for the three months ended March 31, 2023. The Company recorded an income tax expense of $4.4 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2023 includes a stock-based compensation adjustments net tax shortfall of $2.1 million related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs. In addition, the effective tax rate includes a net tax impact of $5.8 million related to the disposition of BCS, which is required to be recorded discretely in the interim period in which it occurs due to it being a significant, infrequently occurring item

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

disclosed separately in the quarterly financial statements. The effective tax rate of the Company differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, the relative weighting of the noncontrolling interest, and lower income from operations over the current relevant period, as well as the aforementioned items required to be reported discretely in the interim period. The Company’s effective tax rate was 23.0% for the three months ended March 31, 2022. The Company recorded an income tax expense of $3.8 million for the three months ended March 31, 2022. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax. As such, the effective tax rate can vary from period to period.

The Company recognized adjustments of ($4.4) million for the three months ended March 31, 2023, of deferred tax assets related to the income tax expense derived from the net operating income generated over the same period. The Company recognized ($3.8) million for the three months ended March 31, 2022, of deferred tax assets related to the income tax expense derived from the net operating loss over the same period.

Deferred tax assets, net of $132.0 million as of March 31, 2023, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent purchase of Post-Merger Repay Units by the Company pursuant to the Unit Purchase Agreements entered into in 2020 with CC Payment Holdings, LLC, an entity controlled by Corsair, and the subsequent exchanges of Post-Merger Repay Units for shares of the Company’s Class A common stock in accordance with the Exchange Agreement. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $36.1 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date.

The Company did not recognize any adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) recorded as a result of the ceiling rule limitation arising under Code Sec. 704(c) for the three months ended March 31, 2023, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions. As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of March 31, 2023.

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

As of March 31, 2023, the Company had a liability of $183.7 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Condensed Consolidated

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Balance Sheet. The increase of $4.6 million in the TRA liability for the three months ended March 31, 2023, was primarily a result of the change in the Early Termination Rate.

14. Segments

For performance assessment and resource allocation purposes, the Company’s chief operating decision maker (“CODM”) reviews discrete financial results of two operating segments as of December 31, 2022: (1) Consumer Payments and (2) Business Payments. These operating segments represent reportable segments based on ASC 280, Segment Reporting. Prior year amounts have been reclassified to conform to the current presentation.

Consumer Payments

The Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to collect payments and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”). RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other ISOs and payment facilitators. The strategic vertical markets served by the Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail. The Consumer Payments segment represented approximately 88% of the Company’s total revenue after any intersegment eliminations for the three months ended March 31, 2023.

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality. The Business Payments segment represented approximately 12% of the Company’s total revenue after any intersegment eliminations for the three months ended March 31, 2023.

The following table presents revenue and gross profit for each reportable segment.

	Three Months Ended March 31,
($ in thousand)	2023	2022
Revenue
Consumer Payments	$69,940	$61,081
Business Payments	8,675	8,892
Elimination of intersegment revenues (1)	(4,078)	(2,409)
Total revenue	$74,537	$67,564
Gross profit (2)
Consumer Payments	$54,625	$47,491
Business Payments	6,025	5,917
Elimination of intersegment revenues	(4,078)	(2,409)
Total gross profit	$56,572	$50,999

Total other operating expenses (3)	$74,536	$57,907
Total other income (expense)	(5,611)	23,637
Income (loss) before income tax expense	(23,575)	16,729
Income tax expense	(4,357)	(3,843)
Net income (loss)	$(27,932)	$12,886
(1)
Represents intercompany eliminations between segments for consolidation purpose.
(2)
Represents revenue less costs of services.
(3)
Represents total operating expenses less costs of services.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Consolidated Financial Statements

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of March 31, 2023. The CODM reporting package does not include discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.

15. Subsequent events

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

Cautionary Note Regarding Forward-Looking Statements

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $6.6 billion of total card payment volume for the three months ended March 31, 2023, and our card payment volume growth over the same period in 2022 was approximately 3%.

We report our financial results based on two reportable segments.

Consumer Payments – Our Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable our clients to collect payments and disburse funds to consumers and includes our clearing and settlement solutions (“RCS”). RCS is our proprietary clearing and settlement platform through which we market customizable payment processing programs to other ISOs and payment facilitators. The strategic vertical markets served by our Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail.

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

Macroeconomic Conditions

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), rising interest rates, supply chain issues, slower growth and recent banking system volatility. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time. Finally, the impact of all of these various events on our results in the first three months of 2023 may not be necessarily indicative of their impact on our results for the remainder of 2023.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. During the three months ended March 31, 2023 and 2022, our chargeback rate was less than 1% of our card payment volume.

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

Interest expense. Interest expense consists of interest in respect of our indebtedness under the Amended Credit Agreement.

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

Results of Operations (Unaudited)

	Three Months ended March 31,
(in $ thousands, except per share data)	2023	2022
Revenue	$74,537	$67,564
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	17,965	16,565
Selling, general and administrative	38,518	32,218
Depreciation and amortization	26,140	28,589
Change in fair value of contingent consideration	—	(2,900)
Loss on business disposition	9,878	—
Total operating expenses	92,501	74,472
Loss from operations	(17,964)	(6,908)
Other income (expense)
Interest expense	(1,160)	(988)
Change in fair value of tax receivable liability	(4,538)	24,619
Other income	87	6
Total other income (expense)	(5,611)	23,637
Income (loss) before income tax expense	(23,575)	16,729
Income tax expense	(4,357)	(3,843)
Net income (loss)	$(27,932)	$12,886
Net loss attributable to non-controlling interest	(1,540)	(767)
Net income (loss) attributable to the Company	$(26,392)	$13,653

Weighted-average shares of Class A common stock outstanding - basic	88,615,760	88,607,655
Weighted-average shares of Class A common stock outstanding - diluted	88,615,760	113,015,159

Income (loss) per Class A share - basic	$(0.30)	$0.15
Income (loss) per Class A share - diluted	$(0.30)	$0.12

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue

Total revenue was $74.5 million for the three months ended March 31, 2023 and $67.6 million for the three months ended March 31, 2022, an increase of $7.0 million or 10.3%. This increase was the result of newly signed clients and the growth of our existing clients. For the three months ended March 31, 2022, incremental revenues of approximately $0.9 million are attributable to BCS.

Costs of Services

Costs of services were $18.0 million for the three months ended March 31, 2023 and $16.6 million for the three months ended March 31, 2022, an increase of $1.4 million or 8.5%. This increase was the result of newly signed clients and the growth of our existing clients. For the three months ended March 31, 2022, incremental costs of services of less than $0.1 million are attributable to BCS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $38.5 million for the three months ended March 31, 2023 and $32.2 million for the three months ended March 31, 2022, an increase of $6.3 million or 19.6%, primarily due to a $2.8 million increase in equity compensation expense related to restricted shares and stock options granted and a $1.8 million increase in software and technological services expenses related to the integration of acquired businesses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $26.1 million for the three months ended March 31, 2023 and $28.6 million for the three months ended March 31, 2022, a decrease of $2.4 million or 8.6%, primarily due to a $2.8 million decrease in the amortization of software, offset by a $0.2 million increase in the depreciation of computers.

Interest Expense

Interest expense was $1.2 million for the three months ended March 31, 2023 and $1.0 million for the three months ended March 31, 2022, an increase of $0.2 million or 17.4%. This increase was due to a higher interest rate on the outstanding principal balance under our Amended Credit Agreement.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $4.5 million for the three months ended March 31, 2023, compared to a $24.6 million net gain for the three months ended March 31, 2022, a decrease of $29.2 million. This decrease was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate, or Early Termination rate, used to determine the fair value of the liability.

Income Tax Expense

The income tax expense was $4.4 million for the three months ended March 31, 2023. This was a result of the operating loss incurred by the Company, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense adjustments and the impact of the BCS disposition which are both required to be reported discretely in the interim period in which they occur. The income tax expense was $3.8 million for the three months ended March 31, 2022, which reflected the expected income tax benefit to be received on the net earnings related to the Company’s economic interest in Hawk Parent.

Segments (Unaudited)

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments. During the three months ended March 31, 2023, we reclassified the distribution of the legacy Ventanex businesses between the segments. Certain prior year amounts have been reclassified to conform to the current year presentation.

The following table presents our segment revenue and selected performance measures.

	Three Months Ended March 31,
($ in thousand)	2023	2022
Revenue
Consumer Payments	$69,940	$61,081
Business Payments	8,675	8,892
Elimination of intersegment revenues	(4,078)	(2,409)
Total revenue	$74,537	$67,564
Gross profit (1)
Consumer Payments	$54,625	$47,491
Business Payments	6,025	5,917
Elimination of intersegment revenues	(4,078)	(2,409)
Total gross profit	$56,572	$50,999

Total gross profit margin (2)	76%	75%
(1)
Gross profit represents revenue less cost of services.
(2)
Gross profit margin represents total gross profit / total revenue.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Consumer Payments

Revenue for the Consumer Payments segment was $69.9 million for the three months ended March 31, 2023 and $61.1 million for the three months ended March 31, 2022, representing a $8.9 million or 14.5% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the three months ended March 31, 2022, incremental revenues of approximately $0.9 million are attributable to BCS.

Gross profit for the Consumer Payments segment was $54.6 million for the three months ended March 31, 2023and $47.5 million for three months ended March 31, 2022, representing a $7.1 million or 15.0% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the three months ended March 31, 2022, incremental gross profit of approximately $0.9 million is attributable to BCS.

Business Payments

Revenue for the Business Payments segment was $8.7 million for the three months ended March 31, 2023 and $8.9 million for the three months ended March 31, 2022, representing a $0.2 million or 2.4% year-over-year decrease. Growth from newly signed clients and existing clients was offset by declines in our media payments business and a large client reducing volumes after being acquired.

Gross profit for the Business Payments segment was $6.0 million for the three months ended March 31, 2023 and $5.9 million for the three months ended March 31, 2022, representing a $0.1 million or 1.8% year-over-year increase. Growth from newly signed clients and existing clients was partially offset by declines in our media payments business and a large client reducing volumes after being acquired.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on business disposition, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on business disposition, non-cash change in fair value of contingent consideration, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three months ended March 31, 2023 and 2022 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three months ended March 31, 2023 and 2022.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Three Months ended March 31,
(in $ thousands)	2023	2022
Revenue	$74,537	$67,564
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$17,965	$16,565
Selling, general and administrative	38,518	32,218
Depreciation and amortization	26,140	28,589
Change in fair value of contingent consideration	—	(2,900)
Loss on business disposition	9,878	—
Total operating expenses	$92,501	$74,472
Loss from operations	$(17,964)	$(6,908)
Other income (expense)
Interest expense	(1,160)	(988)
Change in fair value of tax receivable liability	(4,538)	24,619
Other income	87	6
Total other income (expense)	(5,611)	23,637
Income (loss) before income tax expense	(23,575)	16,729
Income tax expense	(4,357)	(3,843)
Net income (loss)	$(27,932)	$12,886

Add:
Interest expense	1,160	988
Depreciation and amortization (a)	26,140	28,589
Income tax expense (benefit)	4,357	3,843
EBITDA	$3,725	$46,306

Loss on business disposition (b)	9,878	—
Non-cash change in fair value of contingent consideration (c)	—	(2,900)
Non-cash change in fair value of assets and liabilities (d)	4,538	(24,619)
Share-based compensation expense (e)	4,054	3,357
Transaction expenses (f)	5,997	4,930
Restructuring and other strategic initiative costs (g)	1,411	1,246
Other non-recurring charges (h)	1,572	1,007
Adjusted EBITDA	$31,175	$29,327

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Three Months ended March 31,
(in $ thousands)	2023	2022
Revenue	$74,537	$67,564
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$17,965	$16,565
Selling, general and administrative	38,518	32,218
Depreciation and amortization	26,140	28,589
Change in fair value of contingent consideration	—	(2,900)
Loss on business disposition	9,878	—
Total operating expenses	$92,501	$74,472
Loss from operations	$(17,964)	$(6,908)
Interest expense	(1,160)	(988)
Change in fair value of tax receivable liability	(4,538)	24,619
Other income	87	6
Total other income (expense)	(5,611)	23,637
Income (loss) before income tax expense	(23,575)	16,729
Income tax expense	(4,357)	(3,843)
Net income (loss)	$(27,932)	$12,886

Add:
Amortization of acquisition-related intangibles (i)	19,924	23,136
Loss on business disposition (b)	9,878	—
Non-cash change in fair value of contingent consideration (c)	—	(2,900)
Non-cash change in fair value of assets and liabilities (d)	4,538	(24,619)
Share-based compensation expense (e)	4,054	3,357
Transaction expenses (f)	5,997	4,930
Restructuring and other strategic initiative costs (g)	1,411	1,246
Other non-recurring charges (h)	1,572	1,007
Non-cash interest expense (j)	712	703
Pro forma taxes at effective rate (k)	(961)	(1,194)
Adjusted Net Income	$19,193	$18,552

Shares of Class A common stock outstanding (on an as-converted basis) (l)	96,481,208	96,534,231
Adjusted Net Income per share	$0.20	$0.19

(a)
See footnote (i) for details on amortization and depreciation expenses.
(b)
Reflects the loss recognized related to the disposition of BCS.
(c)
Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(d)
Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(e)
Represents compensation expense associated with equity compensation plans, totaling $4.1 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively.
(f)
Primarily consists of (i) during the three months ended March 31, 2023, professional service fees and other costs incurred in connection with the disposition of BCS, and (ii) during the three months ended March 31, 2022, professional service fees and other costs incurred in connection with the acquisitions of BillingTree, Kontrol and Payix.
(g)
Reflects costs associated with reorganization of operations, consulting fees related to processing services and other operational improvements, including restructuring and integration activities related to acquired businesses, that were not in the ordinary course during the three months ended March 31, 2023 and 2022.
(h)
For the three months ended March 31, 2023, reflects payments made to third-parties in connection with a significant expansion of our personnel, one-time payments to certain partners and non-cash rent expense. For the three months ended March 31, 2022, reflects one-time payments to certain clients and partners, payments made to third-parties in connection with a significant expansion of our personnel, franchise taxes and other non-income based taxes, other payments related to COVID-19 and non-cash rent expense.
(i)
For the three months ended March 31, 2023 and 2022, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three Months ended March 31,
(in $ thousands)	2023	2022
Acquisition-related intangibles	$19,924	$23,136
Software	5,475	4,946
Amortization	$25,399	$28,082
Depreciation	741	507
Total Depreciation and amortization (1)	$26,140	$28,589
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

(j)
Represents amortization of non-cash deferred debt issuance costs.
(k)
Represents pro forma income tax adjustment effect associated with items adjusted above.
(l)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three months ended March 31, 2023 and 2022. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three Months ended March 31,
	2023	2022
Weighted average shares of Class A common stock outstanding - basic	88,615,760	88,607,655
Add: Non-controlling interests Weighted average Post-Merger Repay Units exchangeable for Class A common stock	7,865,448	7,926,576
Shares of Class A common stock outstanding (on an as-converted basis)	96,481,208	96,534,231

Adjusted EBITDA for the three months ended March 31, 2023 and 2022 was $31.2 million and $29.3 million, respectively, representing a 6.3% year-over-year increase. Adjusted Net Income for the three months ended March 31, 2023 and 2022 was $19.2 million and $18.6 million, respectively, representing a 3.5% year-over-year increase. Our net income (loss) attributable to the Company for the three months ended March 31, 2023 and 2022 was ($26.4) million and $13.7 million, respectively, representing a 293.3% year-over-year decrease.

The increases in Adjusted EBITDA and Adjusted Net Income for the three months ended March 31, 2023 were primarily due to the organic growth of our business, which was partially offset from the disposition of BCS.

The decrease in net income (loss) attributable to the Company for the three months ended March 31, 2023 was primarily due to the disposition of BCS and a loss in fair value adjustment of the tax receivable liability compared to a net gain in prior year.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of March 31, 2023, we had $91.7 million of cash and cash equivalents and available borrowing capacity of $185.0 million under the Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $27.1 million as of March 31, 2023. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Amended Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the following five years.

We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including Hawk Parent, which distributions may be restricted by law or contractual agreements, including agreements governing their indebtedness. For a discussion of those considerations and restrictions, refer to Part I, Item 1A “Risk Factors - Risks Related to Our Class A Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2022.

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Three Months ended March 31,
(in $ thousands)	2023	2022
Net cash provided by operating activities	$20,831	$13,754
Net cash provided by (used in) investing activities	26,694	(7,566)
Net cash used in financing activities	(22,259)	(1,698)

Cash Flow from Operating Activities

Net cash provided by operating activities was $20.8 million and $13.8 million for the three months ended March 31, 2023 and 2022, respectively, which reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash provided by investing activities was $26.7 million for the three months ended March 31, 2023, due to cash received from the disposition of BCS, partially offset by the capitalization of software development activities.

Net cash used in investing activities was $7.6 million for the three months ended March 31, 2022, due to the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash used in financing activities was $22.3 million for the three months ended March 31, 2023, due to the repayment of the outstanding revolving credit facility balance and the CPS earnout payment.

Net cash used in financing activities was $1.7 million for the three months ended March 31, 2022, due to the shares repurchased under the Incentive Plan.

Indebtedness

Amended Credit Agreement

On February 3, 2021, the Company announced the closing of a new undrawn $125.0 million senior secured revolving credit facility through Truist Bank. The Amended Credit Agreement replaced the Company’s prior senior secured credit facility, which included an undrawn $30.0 million revolving credit facility.

On December 29, 2021, we increased our existing senior secured credit facilities by $60.0 million to provide for a $185.0 million revolving credit facility pursuant to an amendment to the Amended Credit Agreement.

On February 9, 2023, we further amended the Amended Credit Agreement to replace LIBOR with term SOFR as the interest rate benchmark.

On February 28, 2023, we repaid in full the entire amount of $20.0 million of the outstanding revolving credit facility. The undrawn capacity of the existing revolving credit facility under the Amended Credit Agreement became $185.0 million after the repayment.

As of March 31, 2023, the Amended Credit Agreement provides for a revolving credit facility of $185.0 million. As of March 31, 2023, we had $0 million drawn against the revolving credit facility. We paid $0.1 million and $0.2 million in fees related to unused commitments for the three months ended March 31, 2023 and 2022.

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

As of March 31, 2023, we had convertible senior debt outstanding of $432.0 million, net of deferred issuance costs, under the 2026 Notes. We were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants under the 2026 Notes and the Amended Credit Agreement, prospectively.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

There have been no significant changes to our critical accounting policies and critical accounting estimates for the three months ended March 31, 2023. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, for a complete discussion of critical accounting policies and critical accounting estimates.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and SOFR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of March 31, 2023, we had convertible senior debt of $432.0 million, net of deferred issuance costs outstanding under the respective debt agreement. As of December 31, 2022, we had convertible senior debt of $433.1 million, net of deferred issuance costs, and revolving credit facility borrowings of $18.2 million, net of deferred issuance costs, outstanding. The borrowings under the Amended Credit Agreement accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted SOFR rate plus a margin of 2.50% to 3.50% under the Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Amended Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below. The disclosure set forth below supplements and updates, and should be read together with the risk factors in such Form 10-K.

Actual or perceived adverse developments affecting financial institutions could have a material and adverse impact on our business, financial condition or results of operations.

In our business, we maintain relationships with financial institutions in various capacities. Our cash and cash equivalents are held in accounts with banks or other financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). In most cases, the amounts held in these accounts exceed the FDIC insurance limits. We also rely on financial institutions to act as our sponsor banks in order to enable us to process electronic payment transactions for our clients. In this regard, we maintain relationships with multiple sponsor banks in an effort to secure competitive pricing for our clients and to maintain redundancy. In addition, our clients include credit unions, banks and non-bank lenders who utilize our payment technology solutions in exchange for processing fees.

Since March 2023, Silicon Valley Bank, Signature Bank and First Republic Bank were each closed by their applicable regulators and the FDIC was appointed as receiver. We did not use Silicon Valley Bank, Signature Bank or First Republic Bank for any of our depository or investment accounts nor did we have any payment processing relationships with these particular financial institutions. However, we cannot guarantee that there will not be similar issues with any of the financial institutions with whom we maintain relationships.

The failure of or any other adverse development impacting one or more of our financial institution relationships (or rumors or concerns about such events) could adversely affect our liquidity, our ability to process transactions for our clients or our client relationships. Similarly, our clients could be adversely affected by any bank failure or other adverse event involving their financial institution relationships, which could result in a decrease in the amount of payment volume we receive from these clients.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes such purchases of Class A common stock made by the Company or any “affiliate purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) for the three months ended March 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
January 1 - 31, 2023	18,673	$8.84	—	$40,000,000
February 1 - 28, 2023	82,547	8.74	—	—
March 1 - 31, 2023	46,507	7.05	—	—
Total	147,727	$8.22	—	$40,000,000

(1)
Includes 147,727 shares that we withheld pursuant to the Incentive Plan in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan and share purchases, which we withheld at fair market value on the applicable vesting date or purchase date.
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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Certificate of Corporate Domestication of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 17, 2019).

3.2(a)	Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 17, 2019).

3.2(b)	Amendment to the Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2022).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed on February 24, 2023).

10.1

Second Amendment to Employment Agreement, dated March 20, 2023, between Repay Management Services LLC and Jacob H. Moore (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2023).

10.2	Form of Restricted Stock Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 23, 2023).

10.3

Form of Performance-Based Restricted Stock Units Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 23, 2023).

10.4

Form of Performance-Based Non-Qualified Stock Option Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2023).

10.5*	Employment Agreement, dated as of January 20, 2022, by and between Repay Management Services LLC and David Guthrie.

10.6*	First Amendment to Employment Agreement, dated March 20, 2023, between Repay Management Services LLC and David Guthrie.

31.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company’s Form 10‑Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes In Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: May 10, 2023	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)