Form 10-Q
period 2023-06-30
Repay Holdings Corp
filed 2023-08-09
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there are 94,700,866 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 3,776,556 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of August 4, 2023, the holders of such outstanding shares of Class V common stock also hold 5,861,271 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended June 30, 2023

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

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

($ in thousands)	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$103,784	$64,895
Accounts receivable	33,889	33,544
Prepaid expenses and other	13,304	18,213
Total current assets	150,977	116,652

Property, plant and equipment, net	2,956	4,375
Restricted cash	24,137	28,668
Intangible assets, net	457,921	500,575
Goodwill	792,543	827,813
Operating lease right-of-use assets, net	9,485	9,847
Deferred tax assets	135,051	136,370
Other assets	2,500	2,500
Total noncurrent assets	1,424,593	1,510,148
Total assets	$1,575,570	$1,626,800

Liabilities
Accounts payable	$18,830	$21,781
Related party payable	—	1,000
Accrued expenses	26,128	29,016
Current operating lease liabilities	1,750	2,263
Current tax receivable agreement	—	24,454
Other current liabilities	541	3,593
Total current liabilities	47,249	82,107

Long-term debt	432,742	451,319
Noncurrent operating lease liabilities	8,480	8,295
Tax receivable agreement, net of current portion	181,596	154,673
Other liabilities	1,887	2,113
Total noncurrent liabilities	624,705	616,400
Total liabilities	$671,954	$698,507

Commitments and contingencies (Note 10)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized; 91,372,869 issued and 90,294,728 outstanding as of June 30, 2023; 89,354,754 issued and 88,276,613 outstanding as of December 31, 2022	9	9
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,132,720	1,117,736
Treasury stock, 1,078,141 shares as of June 30, 2023 and December 31, 2022	(10,000)	(10,000)
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(244,215)	(213,180)
Total Repay stockholders' equity	$878,511	$894,562
Non-controlling interests	25,105	33,731
Total equity	$903,616	$928,293
Total liabilities and equity	$1,575,570	$1,626,800

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2023	2022	2023	2022
Revenue	$71,783	$67,435	$146,320	$134,999
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	16,840	16,731	34,805	33,296
Selling, general and administrative	38,177	39,130	76,695	71,348
Depreciation and amortization	26,483	29,191	52,623	57,780
Change in fair value of contingent consideration	—	(1,050)	—	(3,950)
Loss on business disposition	149	—	10,027	—
Total operating expenses	81,649	84,002	174,150	158,474
Loss from operations	(9,866)	(16,567)	(27,830)	(23,475)
Other income (expense)
Interest expense	(910)	(1,051)	(2,070)	(2,040)
Change in fair value of tax receivable liability	4,056	19,450	(482)	44,070
Other income	457	10	544	17
Other loss	(118)	(150)	(118)	(150)
Total other income (expense)	3,485	18,259	(2,126)	41,897
Income (loss) before income tax benefit (expense)	(6,381)	1,692	(29,956)	18,422
Income tax benefit (expense)	1,051	(3,045)	(3,306)	(6,888)
Net income (loss)	$(5,330)	$(1,353)	$(33,262)	$11,534
Less: Net loss attributable to non-controlling interests	(687)	(1,362)	(2,227)	(2,129)
Net income (loss) attributable to the Company	$(4,643)	$9	$(31,035)	$13,663

Income (loss) per Class A share attributable to the Company:
Basic	$(0.05)	$0.00	$(0.35)	$0.15
Diluted	$(0.05)	$0.00	$(0.35)	$0.12
Weighted-average shares outstanding:
Basic	89,170,814	88,903,674	88,894,820	88,756,482
Diluted	89,170,814	113,250,565	88,894,820	112,866,991

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Loss) Income	Interests	Equity
Balance at March 31, 2022	88,817,111	$9	100	$-	$1,101,432	$-	$(212,362)	$(2)	$38,242	$927,319
Exchange of Post-Merger Repay Units	43,528	-		-	210	-	-	-	(210)	-
Release of share awards vested under Incentive Plan and ESPP	146,615	-		-	-	-	-	-	-	-
Shares repurchased under Incentive Plan and ESPP	(13,532)	-		-	(139)	-	-	-	(2)	(141)
Treasury shares repurchased	(100,803)	-		-	-	(1,152)	-	-	6	(1,146)
Stock-based compensation	-	-		-	5,929	-	-	-	(7)	5,922
Tax distribution from Hawk Parent	-	-		-	-	-	-		(386)	(386)
Net income (loss)	-	-		-	-	-	9	-	(1,362)	(1,353)
Balance at June 30, 2022	88,892,919	$9	100	$-	$1,107,432	$(1,152)	$(212,353)	$(2)	$36,281	$930,215

Balance at March 31, 2023	88,672,189	$9	100	$-	$1,120,721	$(10,000)	$(239,572)	$(3)	$32,000	$903,155
Exchange of Post-Merger Repay Units	1,402,118	-		-	5,655	-	-	-	(5,655)	-
Release of share awards vested under Incentive Plan and ESPP	249,367	-		-	2	-	-	-	(2)	-
Shares repurchased under Incentive Plan and ESPP	(28,946)	-		-	(174)	-	-	-	3	(171)
Stock-based compensation	-	-		-	6,516	-	-	-	1	6,517
Tax distribution from Hawk Parent	-	-		-	-	-	-	-	(555)	(555)
Net loss	-	-		-	-	-	(4,643)	-	(687)	(5,330)
Balance at June 30, 2023	90,294,728	$9	100	$-	$1,132,720	$(10,000)	$(244,215)	$(3)	$25,105	$903,616

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Continued) (Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Interests	Equity
Balance at December 31, 2021	88,502,621	$9	100	$-	$1,100,012	$-	$(226,016)	$(2)	$39,033	$913,036
Exchange of Post-Merger Repay Units	43,528	-		-	210	-	-	-	(210)	-
Release of share awards vested under Incentive Plan and ESPP	574,370	-		-	-	-	-	-	-	-
Shares repurchased under Incentive Plan and ESPP	(126,797)	-		-	(1,842)	-	-	-	2	(1,840)
Treasury shares repurchased	(100,803)	-		-	-	(1,152)	-	-	6	(1,146)
Stock-based compensation	-	-		-	9,052	-	-	-	(35)	9,017
Tax distribution from Hawk Parent	-	-		-	-	-	-	-	(386)	(386)
Net income (loss)	-	-		-	-	-	13,663	-	(2,129)	11,534
Balance at June 30, 2022	88,892,919	$9	100	$-	$1,107,432	$(1,152)	$(212,353)	$(2)	$36,281	$930,215

Balance at December 31, 2022	88,276,613	$9	100	$-	$1,117,736	$(10,000)	$(213,180)	$(3)	$33,731	$928,293
Exchange of Post-Merger Repay Units	1,416,578	-		-	5,716	-	-	-	(5,716)	-
Release of share awards vested under Incentive Plan and ESPP	778,210	-		-	2	-	-	-	(2)	-
Shares repurchased under Incentive Plan and ESPP	(176,673)	-		-	(1,384)	-	-	-	8	(1,376)
Stock-based compensation	-	-		-	10,650	-	-	-	(80)	10,570
Tax distribution from Hawk Parent	-	-		-	-	-	-	-	(609)	(609)
Net loss	-	-		-	-	-	(31,035)	-	(2,227)	(33,262)
Balance at June 30, 2023	90,294,728	$9	100	$-	$1,132,720	$(10,000)	$(244,215)	$(3)	$25,105	$903,616

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2023	2022
Cash flows from operating activities
Net income (loss)	$(33,262)	$11,534
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,623	57,780
Stock based compensation	10,570	9,016
Amortization of debt issuance costs	1,423	1,411
Loss on business disposition	10,027	—
Other loss	118	150
Fair value change in tax receivable agreement liability	482	(44,070)
Fair value change in contingent consideration	—	(3,950)
Payment of contingent consideration liability in excess of acquisition-date fair value	—	(8,896)
Deferred tax expense	3,306	6,888
Change in accounts receivable	(1,858)	1,838
Change in prepaid expenses and other	4,842	(1,172)
Change in operating lease ROU assets	87	(827)
Change in accounts payable	(3,388)	1,491
Change in related party payable	—	77
Change in accrued expenses and other	(2,957)	(5,347)
Change in operating lease liabilities	(34)	892
Change in other liabilities	(1,195)	245
Net cash provided by operating activities	40,784	27,060
Cash flows from investing activities
Purchases of property and equipment	(114)	(1,824)
Purchases of intangible assets	(23,600)	(14,825)
Proceeds from sale of business, net of cash retained	40,273	—
Net cash provided by (used in) investing activities	16,559	(16,649)
Cash flows from financing activities
Payments on long-term debt	(20,000)	—
Shares repurchased under Incentive Plan and ESPP	(1,376)	(1,840)
Treasury shares repurchased	—	(1,145)
Distributions to Members	(609)	(386)
Payment of contingent consideration liability up to acquisition-date fair value	(1,000)	(3,851)
Net cash used in financing activities	(22,985)	(7,222)
Increase in cash, cash equivalents and restricted cash	34,358	3,189
Cash, cash equivalents and restricted cash at beginning of period	$93,563	$76,340
Cash, cash equivalents and restricted cash at end of period	$127,921	$79,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$647	$628

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

The Company is headquartered in Atlanta, Georgia.

On February 15, 2023, the Company sold Blue Cow Software, LLC and a related entity (“BCS”) for cash proceeds of $41.9 million. The Company recognized a loss of $10.0 million associated with the sale, comprised of the difference between the consideration received and the net carrying amount of the assets and liabilities of the business. See Note 5. Business Combinations and Dispositions for further discussion.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2023
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$62,899	$9,530	$(3,970)	$68,459
Indirect relationships	3,025	299	—	3,324
Total Revenue	$65,924	$9,829	$(3,970)	$71,783

	Three Months Ended June 30, 2022
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$56,504	$9,674	$(2,332)	$63,846
Indirect relationships	3,329	260	—	3,589
Total Revenue	$59,833	$9,934	$(2,332)	$67,435

	Six Months Ended June 30, 2023
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$129,373	$17,964	$(8,048)	$139,288
Indirect relationships	6,492	539	—	7,032
Total Revenue	$135,865	$18,503	$(8,048)	$146,320

	Six Months Ended June 30, 2022
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$113,940	$18,284	$(4,741)	$127,483
Indirect relationships	6,974	542	—	7,516
Total Revenue	$120,914	$18,826	$(4,741)	$134,999

4. Earnings Per Share

During the three and six months ended June 30, 2023, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested share-based awards, outstanding stock options and the Company’s Convertible Senior Notes due 2026 (“2026 Notes”) would have been anti-dilutive.

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2023	2022	2023	2022
Income (loss) before income tax benefit (expense)	$(6,381)	$1,692	$(29,956)	$18,422
Less: Net loss attributable to non-controlling interests	(687)	(1,362)	(2,227)	(2,129)
Income tax benefit (expense)	1,051	(3,045)	(3,306)	(6,888)
Net income (loss) attributable to the Company	$(4,643)	$9	$(31,035)	$13,663

Weighted average shares of Class A common stock outstanding - basic	89,170,814	88,903,674	88,894,820	88,756,482
Add weighted average effect of dilutive common stock equivalent shares:
Post-Merger Repay Units exchangeable for Class A common stock		7,883,048		7,883,048
Unvested share-based awards of Class A common stock		3,365,729		3,130,785
Outstanding ESPP purchase rights for Class A common stock		2,876		1,438
2026 Notes convertible into Class A common stock		13,095,238		13,095,238
Weighted average shares of Class A common stock outstanding - diluted	89,170,814	113,250,565	88,894,820	112,866,991

Income (loss) per share of Class A common stock outstanding - basic	$(0.05)	$0.00	$(0.35)	$0.15
Income (loss) per share of Class A common stock outstanding - diluted	$(0.05)	$0.00	$(0.35)	$0.12

For the three and six months ended June 30, 2023, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Post-Merger Repay Units exchangeable for Class A common stock	6,459,153	6,459,153
Unvested share-based awards of Class A common stock	5,772,187	5,772,187
Outstanding stock options for Class A common stock	1,148,822	1,148,822
2026 Notes convertible into Class A common stock	13,095,238	13,095,238
Share equivalents excluded from earnings (loss) per share	26,475,400	26,475,400

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

5. Business Combinations and Dispositions

On February 15, 2023, the Company sold Blue Cow Software, LLC and a related entity (“BCS”) within the Consumer Payments segment for cash proceeds of $41.9 million. During the six months ended June 30, 2023, the Company recognized a loss of $10.0 million associated with the sale, comprised of the difference between the consideration received and the net carrying amount of the assets and liabilities of the business within Loss on business disposition in the Company’s Condensed Consolidated Statement of Operations.

In connection with the disposition of BCS, the Company recognized a reduction in goodwill of $35.3 million within the Consumer Payments segment. See Note 8. Goodwill for further discussion. For the six months ended June 30, 2023, BCS contributed $1.2 million to the Consumer Payments segment revenue. For the three and six months ended June 30, 2022, BCS contributed $1.7 million and $3.7 million to the Consumer Payments segment revenue, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Transaction Expenses

The Company incurred transaction expenses of $0.0 million and $3.4 million for the three and six months ended June 30, 2023, respectively, related to the disposition of BCS. The Company incurred transaction expenses of $1.8 million and $4.3 million for the three and six months ended June 30, 2022, respectively, related to the acquisitions of BillingTree, Kontrol and Payix. Transaction expenses are included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

	June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other assets	$—	$2,500	$—	$2,500
Total assets	$—	$2,500	$—	$2,500
Liabilities:
Contingent consideration	$—	$—	$—	$—
Borrowings	—	355,300	—	355,300
Tax receivable agreement	—	—	181,596	181,596
Total liabilities	$—	$355,300	$181,596	$536,896

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Other assets	$—	$2,500	$—	$2,500
Total assets	$—	$2,500	$—	$2,500
Liabilities:
Contingent consideration	$—	$—	$1,000	$1,000
Borrowings	—	344,280	—	344,280
Tax receivable agreement	—	—	179,127	179,127
Total liabilities	$—	$344,280	$180,127	$524,407

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

As of June 30, 2023 and December 31, 2022, the present value of contingent consideration reflects the actual anticipated payments.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides a rollforward of the contingent consideration related to previous business acquisitions.

	Six Months Ended June 30,
($ in thousands)	2023	2022
Balance at beginning of period	$1,000	$17,047
Purchases	—	—
Payments	(1,000)	(12,747)
Valuation adjustment	—	(3,950)
Balance at end of period	$—	$350

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

The following table provides the carrying value and estimated fair value of borrowings. See Note 9. Borrowings for further discussion on borrowings.

	June 30, 2023		December 31, 2022
($ in thousands)	Carrying value	Fair value	Carrying value	Fair value
Revolving credit facility	$—	$—	$18,177	$20,000
2026 Notes	432,742	355,300	433,142	324,280
Total	$432,742	$355,300	$451,319	$344,280

Tax Receivable Agreement

Upon the completion of the Business Combination, the Company entered into the Tax Receivable Agreement (the “TRA”) with holders of Post-Merger Repay Units. As a result of the TRA, the Company established a liability in its condensed consolidated financial statements. The TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Post-Merger Repay Unit holders. These inputs are not observable in the market; thus, the TRA is classified within Level 3 of the fair value hierarchy, under ASC 820. The change in fair value is re-measured at each reporting period with the change in fair value being recognized within Change in fair value of tax receivable liability in the Company’s Condensed Consolidated Statements of Operations.

The Company used a discount rate, also referred to as the Early Termination Rate, as defined in the TRA, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 7.04% was applied to the forecasted TRA payments at June 30, 2023, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance was adjusted by $0.5 million through accretion expense and a valuation adjustment, related to an increase in the discount rate, which was 6.48% as of December 31, 2022.

The following table provides a rollforward of the TRA related to the acquisition and exchanges of Post-Merger Repay Units. See Note 13. Taxation for further discussion on the TRA.

	Six Months Ended June 30,
($ in thousands)	2023	2022
Balance at beginning of period	$179,127	$245,828
Purchases	1,987	165
Accretion expense	—	2,657
Valuation adjustment	482	(46,727)
Balance at end of period	$181,596	$201,923

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

7. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of June 30, 2023, the indefinite-lived intangible assets consist of one trade name, arising from the acquisitions of Hawk Parent. As of December 31, 2022, the indefinite-lived intangible assets consist of two trade names, arising from the acquisitions of Hawk Parent and MPI.

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$523,850	$164,815	$359,035	6.81
Channel relationships	16,240	3,965	12,275	7.56
Software costs	221,059	154,780	66,279	0.91
Non-compete agreements	4,580	4,248	332	0.36
Trade name	20,000	—	20,000	—
Balance as of June 30, 2023	$785,729	$327,808	$457,921	5.08

Customer relationships	$539,850	$137,515	$402,335	7.40
Channel relationships	16,240	3,168	13,072	8.06
Software costs	196,890	132,322	64,568	0.99
Non-compete agreements	4,580	4,030	550	0.54
Trade name	20,050	—	20,050	—
Balance as of December 31, 2022	$777,610	$277,035	$500,575	5.71

The Company’s amortization expense for intangible assets was $25.7 million and $51.1 million for the three and six months ended June 30, 2023, respectively. The Company’s amortization expense for intangible assets was $28.6 million and $56.7 million for the three and six months ended June 30, 2022, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future
Year Ending December 31,	Amortization Expense
2023	$48,951
2024	86,945
2025	69,767
2026	57,420
2027	55,941
Thereafter	118,897

8. Goodwill

The following table presents changes to goodwill by business segment for the six months ended June 30, 2023.

($ in thousands)	Consumer Payments	Business Payments	Total
Balance at December 31, 2022	$609,139	$218,674	$827,813
Dispositions	(35,270)	—	(35,270)
Balance at June 30, 2023	$573,869	$218,674	$792,543

During the six months ended June 30, 2023, the Company recognized a reduction in goodwill of $35.3 million related to the disposition of BCS.

The Company concluded that goodwill was not impaired for either the Consumer Payments or Business Payments segment as of June 30, 2023. As of June 30, 2023 and December 31, 2022, there were no accumulated impairment losses for either the Consumer Payments or Business Payments segment.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

As of June 30, 2023, the Company had $0 drawn against the revolving credit facility. The Company’s interest expense on the revolving credit facility, including unused commitment fees and amortization of deferred issuance costs, totaled $0.9 million and $2.0 million for the three and six months ended June 30, 2023, respectively. Interest expense was $1.0 million and $2.0 million for the three and six months ended June 30, 2022, respectively.

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

During the six months ended June 30, 2023, the conversion contingencies of the 2026 Notes were not met, and the conversion terms of the 2026 Notes were not significantly changed.

The following table summarizes the total borrowings under the Amended Credit Agreement and 2026 Notes:

($ in thousands)	June 30, 2023	December 31, 2022
Non-current indebtedness:
Revolving Credit Facility (1)	$—	$20,000
Convertible Senior Debt	440,000	440,000
Total borrowings	440,000	460,000
Less: Long-term loan debt issuance cost (2)	7,258	8,681
Total non-current borrowings	$432,742	$451,319

(1)
The revolving credit facility bears interest at a variable rate, which was 6.63% as of December 31, 2022.
(2)
The Company incurred $0.7 million and $1.4 million of interest expense for the amortization of deferred debt issuance costs for the three and six months ended June 30, 2023, respectively. The Company incurred $2.8 million of interest expense for the amortization of deferred debt issuance costs for the year ended December 31, 2022.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Leases

The Company has commitments under operating leases for real estate leased from third parties under non-cancelable operating leases. The Company’s leases typically have lease terms between three years and ten years, with the longest lease term having an expiration date in 2035. Most of these leases include one or more renewal options for five years or less, and certain leases also include lessee termination options. At lease commencement, the Company assesses whether it is reasonably certain to exercise a renewal option, or reasonably certain not to exercise a termination option, by considering various economic factors. Options that are reasonably certain of being exercised are factored into the determination of the lease term, and related payments are included in the calculation of the right-of-use (“ROU”) asset and lease liability.

The components of lease cost are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Components of total lease costs:
Operating lease cost	$721	$679	$1,380	$1,368
Short-term lease cost	7	22	34	34
Variable lease cost	—	—	—	—
Total lease cost	$728	$701	$1,414	$1,402

Amounts reported in the Condensed Consolidated Balance Sheets were as follows:

($ in thousands)	June 30, 2023	December 31, 2022
Operating leases:
ROU assets	$9,485	$9,847
Lease liability, current	1,750	2,263
Lease liability, long-term	8,480	8,295
Total lease liabilities	$10,230	$10,558

Weighted-average remaining lease term (in years)	4.1	4.7
Weighted-average discount rate (annualized)	5.7%	4.5%

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Other information related to leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$667	$684	$1,341	$1,329
ROU assets obtained in exchange for lease liabilities:
Operating leases	—	980	—	2,511

The following table presents a maturity analysis of the Company’s operating leases liabilities as of June 30, 2023:

($ in thousands)
2023	$1,111
2024	2,246
2025	2,222
2026	2,188
2027	1,269
Thereafter	3,542
Total undiscounted lease payments	12,578
Less: Imputed interest	2,348
Total lease liabilities	$10,230

11. Related Party Transactions

Related party payables consisted of the following:

($ in thousands)	June 30, 2023	December 31, 2022
CPS accrued earnout liability	$—	$1,000
Other payables to related parties	—	—
	$—	$1,000

The Company held receivables from related parties of $0.3 million as of both June 30, 2023 and December 31, 2022. These amounts were due from employees, related to tax withholding on vesting of equity compensation. See Note 12. Share Based Compensation for more detail on these restricted share awards. Further, the Company owed employees $0.0 million for amounts paid on behalf of the Company as of both June 30, 2023 and December 31, 2022.

The Company owed $0 and $1.0 million to related parties, in the form of contingent consideration payable to the sellers of CPS, who were employees of Repay, as of June 30, 2023 and December 31, 2022, respectively. In March 2023, the Company paid the CPS earnout payment of $1.0 million.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Share-Based Awards

The following table summarizes share-based compensation expense and the related income tax benefit recognized for the Company’s share-based compensation awards. Share-based compensation expenses are recorded within Selling, general and administrative in the Company’s Condensed Consolidated Statement of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Share-based compensation expense	$6.5	$5.9	$10.6	$9.0
Income tax benefit	0.2	1.0	1.3	2.2

Activities for RSAs for the six months ended June 30, 2023 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	2,111,635	$16.23
Granted	2,533,649	6.16
Forfeited (1)(2)	251,387	15.83
Vested	529,614	15.75
Unvested at June 30, 2023	3,864,283	$9.72

Activities for RSUs for the six months ended June 30, 2023 are as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	108,909	$13.22
Granted	171,384	7.41
Forfeited	—
Vested	108,909	13.22
Unvested at June 30, 2023	171,384	$7.41

Activities for PSUs for the six months ended June 30, 2023 are as follows:

	Class A Common Stock (3)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	634,023	$19.19
Granted	1,102,497	8.87
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2023	1,736,520	$12.64

(1)
The forfeited shares include the Company’s failure to meet certain performance measures and employee terminations during the six months ended June 30, 2023; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.
(2)
Upon vesting, award-holders elected to sell shares to the Company in order to satisfy the associated tax obligations. The awards are not deemed outstanding; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.
(3)
Represent shares to be paid out at target level.

Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $36.6 million at June 30, 2023, which is expected to be recognized as expense over the weighted-average period of 2.1 years.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock Options

Activities for PSOs for the six months ended June 30, 2023 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	—	$—	—	$—
Granted	1,148,822	6.13
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2023	1,148,822	$6.13	7.0	$1,952,997

Options vested and exercisable at June 30, 2023	—	$—	—	$—

The Company recognized compensation expense for PSOs of $0.4 million and $0.5 million during the three and six months ended June 30, 2023, respectively. Unrecognized compensation expense related to outstanding PSOs was $2.5 million at June 30, 2023, which is expected to be recognized as expense over the weighted-average period of 1.8 years.

The weighted average grant date fair value of PSOs granted during the three and six months ended June 30, 2023 was $2.61. Fair value was estimated on the date of grant using Monte Carlo simulation with the following weighted average assumptions:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Risk-free interest rate	3.42%	3.42%
Expected volatility	52.82%	52.82%
Dividend yield	0%	0%
Expected term (in years)	4.5	4.5

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

Employee Stock Purchase Plan

On August 18, 2021, the Company’s stockholders approved the Repay Holdings Corporation 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees with the opportunity to purchase the Company’s Class A common stock through accumulated payroll deductions. A total of 1,000,000 shares of the Company’s Class A common stock are available for issuance under the ESPP. Under the ESPP, participants are offered the right to purchase shares of the Company’s Class A common stock at a discount during a series of offering periods. The length of the offering periods under the ESPP will be determined by the administrator and may be up to twenty-seven months long.
13. Taxation

Repay Holdings Corporation is taxed as a corporation and is subject to paying corporate federal, state and local taxes on the income allocated to it from Hawk Parent, based upon Repay Holding Corporation’s economic interest held in Hawk Parent, as well as any stand-alone income or loss it generates. Hawk Parent is treated as a partnership for U.S. federal

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

and most applicable state and local income tax purposes. As a partnership, Hawk Parent is not subject to U.S. federal and certain state and local income taxes. Hawk Parent’s members, including Repay Holdings Corporation, are liable for federal, state and local income taxes based on their allocable share of Hawk Parent’s pass-through taxable income.

The Company’s effective tax rate was 19% and (11%) for the three and six months ended June 30, 2023, respectively. The Company recorded an income tax benefit of $1.1 million and an income tax expense of $3.3 million for the three and six months ended June 30, 2023, respectively. The effective tax rate for the three and six months ended June 30, 2023 includes a stock-based compensation adjustments net tax shortfall of $2.3 million related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs. In addition, the effective tax rate includes a net tax impact of $5.8 million related to the disposition of BCS, which is required to be recorded discretely in the interim period in which it occurs due to it being a significant, infrequently occurring item disclosed separately in the quarterly financial statements. The effective tax rate of the Company differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, the relative weighting of the noncontrolling interest, and lower income from operations over the current relevant period, as well as the aforementioned items required to be reported discretely in the interim period. The Company’s effective tax rate was 181% and 37.4% for the three and six months ended June 30, 2022, respectively. The Company recorded an income tax expense of $3.0 million and $6.9 million for the three and six months ended June 30, 2022, respectively. The effective tax rate for the three and six months ended June 30, 2022 includes a stock-based compensation adjustments net tax shortfall related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs.

The Company recognized adjustments of $1.1 million and ($3.3) million for the three and six months ended June 30, 2023, respectively, of deferred tax assets related to the income tax benefit and expense, respectively, derived from the net operating income generated over the same period. The Company recognized $3.0 million and $6.9 million for the three and six months ended June 30, 2022, respectively, of deferred tax assets related to the income tax expense derived from the net operating income generated over the same period.

Deferred tax assets, net of $135.1 million as of June 30, 2023, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent purchase of Post-Merger Repay Units by the Company pursuant to the Unit Purchase Agreements entered into in 2020 with CC Payment Holdings, LLC, an entity controlled by Corsair, and the subsequent exchanges of Post-Merger Repay Units for shares of the Company’s Class A common stock in accordance with the Exchange Agreement. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $36.1 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date.

The Company did not recognize any adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) recorded as a result of the ceiling rule limitation arising under Code Sec. 704(c) for the three and six months ended June 30, 2023, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions. As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of June 30, 2023.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

As of June 30, 2023, the Company had a liability of $181.6 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Condensed Consolidated Balance Sheet. The increase of $2.5 million in the TRA liability for the six months ended June 30, 2023, was primarily a result of subsequent exchanges of Post-Merger Repay Units occurring during the three months ended June 30, 2023, as well as an offsetting decrease to the TRA liability as a result of a change in the Early Termination Rate.

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

Consumer Payments

The Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to collect payments and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”). RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other ISOs and payment facilitators. The strategic vertical markets served by the Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail. The Consumer Payments segment represented approximately 86% and 87% of the Company’s total revenue after any intersegment eliminations for the three and six months ended June 30, 2023, respectively.

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality. The Business Payments segment represented approximately 14% and 13% of the Company’s total revenue after any intersegment eliminations for the three and six months ended June 30, 2023, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents revenue and gross profit for each reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousand)	2023	2022	2023	2022
Revenue
Consumer Payments	$65,924	$59,833	$135,865	$120,914
Business Payments	9,829	9,934	18,503	18,826
Elimination of intersegment revenues (1)	(3,970)	(2,332)	(8,048)	(4,741)
Total revenue	$71,783	$67,435	$146,320	$134,999
Gross profit (2)
Consumer Payments	$51,704	$46,082	$106,329	$93,572
Business Payments	7,209	6,954	13,234	12,872
Elimination of intersegment revenues	(3,970)	(2,332)	(8,048)	(4,741)
Total gross profit	$54,943	$50,704	$111,515	$101,703

Total other operating expenses (3)	$64,809	$67,271	$139,345	$125,178
Total other income (expense)	3,485	18,259	(2,126)	41,897
Income (loss) before income tax benefit (expense)	(6,381)	1,692	(29,956)	18,422
Income tax benefit (expense)	1,051	(3,045)	(3,306)	(6,888)
Net income (loss)	$(5,330)	$(1,353)	$(33,262)	$11,534
(1)
Represents intercompany eliminations between segments for consolidation purpose.
(2)
Represents revenue less costs of services.
(3)
Represents total operating expenses less costs of services.

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of June 30, 2023. The CODM reporting package does not include discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.

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

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $6.3 billion and $12.8 billion of total card payment volume for the three and six months ended June 30, 2023, respectively, and our card payment volume growth over the same periods in 2022 was approximately 1% and 2%, respectively.

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

Macroeconomic Conditions

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), rising interest rates, supply chain issues, slower growth and recent banking system volatility. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time. Finally, the impact of all of these various events on our results in the first six months of 2023 may not be necessarily indicative of their impact on our results for the remainder of 2023.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. During the three and six months ended June 30, 2023 and 2022, our chargeback rate was less than 1% of our card payment volume.

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

Results of Operations (Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
(in $ thousands, except per share data)	2023	2022	2023	2022
Revenue	$71,783	$67,435	$146,320	$134,999
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	16,840	16,731	34,805	33,296
Selling, general and administrative	38,177	39,130	76,695	71,348
Depreciation and amortization	26,483	29,191	52,623	57,780
Change in fair value of contingent consideration	—	(1,050)	—	(3,950)
Loss on business disposition	149	—	10,027	—
Total operating expenses	81,649	84,002	174,150	158,474
Loss from operations	(9,866)	(16,567)	(27,830)	(23,475)
Other income (expense)
Interest expense	(910)	(1,051)	(2,070)	(2,040)
Change in fair value of tax receivable liability	4,056	19,450	(482)	44,070
Other income	457	10	544	17
Other loss	(118)	(150)	(118)	(150)
Total other income (expense)	3,485	18,259	(2,126)	41,897
Income (loss) before income tax benefit (expense)	(6,381)	1,692	(29,956)	18,422
Income tax benefit (expense)	1,051	(3,045)	(3,306)	(6,888)
Net income (loss)	$(5,330)	$(1,353)	$(33,262)	$11,534
Net loss attributable to non-controlling interest	(687)	(1,362)	(2,227)	(2,129)
Net income (loss) attributable to the Company	$(4,643)	$9	$(31,035)	$13,663

Weighted-average shares of Class A common stock outstanding - basic	89,170,814	88,903,674	88,894,820	88,756,482
Weighted-average shares of Class A common stock outstanding - diluted	89,170,814	113,250,565	88,894,820	112,866,991

Income (loss) per Class A share - basic	$(0.05)	$0.00	$(0.35)	$0.15
Income (loss) per Class A share - diluted	$(0.05)	$0.00	$(0.35)	$0.12

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenue

Total revenue was $71.8 million for the three months ended June 30, 2023 and $67.4 million for the three months ended June 30, 2022, an increase of $4.3 million or 6.4%. This increase was the result of newly signed clients and the growth of our existing clients. For the three months ended June 30, 2022, revenues of approximately $1.7 million are attributable to BCS.

Costs of Services

Costs of services were $16.8 million for the three months ended June 30, 2023 and $16.7 million for the three months ended June 30, 2022, an increase of $0.1 million or 0.7%. This increase was the result of newly signed clients and the growth of our existing clients. For the three months ended June 30, 2022, costs of services of less than $0.1 million are attributable to BCS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $38.2 million for the three months ended June 30, 2023 and $39.1 million for the three months ended June 30, 2022, a decrease of $1.0 million or 2.4%, primarily due to a decrease in transaction expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $26.5 million for the three months ended June 30, 2023 and $29.2 million for the three months ended June 30, 2022, a decrease of $2.7 million or 9.3%. This decrease was driven by a significant component of capitalized software related to the Business Combination being fully amortized in the prior year, partially offset by additional amortization related to newly capitalized software.

Interest Expense

Interest expense was $0.9 million for the three months ended June 30, 2023 and $1.1 million for the three months ended June 30, 2022, a decrease of $0.2 million or 13.4%. This decrease was due to a lower outstanding principal balance under our Amended Credit Agreement.

Change in Fair Value of Tax Receivable Liability

We incurred a gain, related to accretion expense and fair value adjustment of the tax receivable liability of $4.1 million for the three months ended June 30, 2023, compared to a $19.5 million net gain for the three months ended June 30, 2022, a decrease of $15.4 million. This decrease was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate, or Early Termination rate, used to determine the fair value of the liability.

Income Tax Benefit and Expense

The income tax benefit was $1.1 million for the three months ended June 30, 2023. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall and the impact of the BCS disposition which are both required to be reported discretely in the interim period in which they occur. The income tax expense was $3.0 million for the three months ended June 30, 2022, which reflected the expected income tax benefit to be received on the net earnings related to our economic interest in Hawk Parent.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue

Total revenue was $146.3 million for the six months ended June 30, 2023 and $135.0 million for the six months ended June 30, 2022, an increase of $11.3 million or 8.4%. This increase was the result of newly signed clients and the growth of our existing clients. For the six months ended June 30, 2022, incremental revenues of approximately $2.7 million are attributable to BCS.

Costs of Services

Costs of services were $34.8 million for the six months ended June 30, 2023 and $33.3 million for the six months ended June 30, 2022, an increase of $1.5 million or 4.5%. This increase was the result of newly signed clients and the growth of our existing clients. For the six months ended June 30, 2022, incremental costs of services of less than $0.1 million are attributable to BCS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $76.7 million for the six months ended June 30, 2023 and $71.3 million for the six months ended June 30, 2022, an increase of $5.4 million or 7.5%, primarily due to a $3.8 million increase in software and technological services expenses related to the integration of acquired businesses and a $1.6 million increase in equity compensation expense related to restricted shares and stock options granted.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $52.6 million for the six months ended June 30, 2023 and $57.8 million for the six months ended June 30, 2022, a decrease of $5.2 million or 8.9%. This decrease was driven by a significant component of capitalized software related to the Business Combination being fully amortized in the prior year, partially offset by additional amortization related to newly capitalized software.

Interest Expense

Interest expense was $2.1 million for the six months ended June 30, 2023 and $2.0 million for the six months ended June 30, 2022, an increase of $0.1 million or 1.5%. This increase was due to a higher interest rate on the outstanding principal balance under our Amended Credit Agreement.

Change in Fair Value of Tax Receivable Liability

We incurred a net loss, related to accretion expense and fair value adjustment of the tax receivable liability of $0.5 million for the six months ended June 30, 2023, compared to a $44.1 million net gain for the six months ended June 30, 2022, a decrease of $44.6 million. This decrease was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate, or Early Termination rate, used to determine the fair value of the liability.

Income Tax Expense

The income tax expense was $3.3 million for the six months ended June 30, 2023. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall and the impact of the BCS disposition which are both required to be reported discretely in the interim period in which they occur. The income tax expense was $6.9 million for the six months ended June 30, 2022, which reflected the expected income tax benefit to be received on the net earnings related to our economic interest in Hawk Parent.

Segments

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments.

The following table presents our segment revenue and selected performance measures.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousand)	2023	2022	2023	2022
Revenue
Consumer Payments	$65,924	$59,833	$135,865	$120,914
Business Payments	9,829	9,934	18,503	18,826
Elimination of intersegment revenues	(3,970)	(2,332)	(8,048)	(4,741)
Total revenue	$71,783	$67,435	$146,320	$134,999
Gross profit (1)
Consumer Payments	$51,704	$46,082	$106,329	$93,572
Business Payments	7,209	6,954	13,234	12,872
Elimination of intersegment revenues	(3,970)	(2,332)	(8,048)	(4,741)
Total gross profit	$54,943	$50,704	$111,515	$101,703

Total gross profit margin (2)	77%	75%	76%	75%
(1)
Gross profit represents revenue less cost of services.
(2)
Gross profit margin represents total gross profit / total revenue.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Consumer Payments

Revenue for the Consumer Payments segment was $65.9 million for the three months ended June 30, 2023 and $59.8 million for the three months ended June 30, 2022, representing a $6.1 million or 10.2% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the three months ended June 30, 2022, revenues of approximately $1.7 million are attributable to BCS.

Gross profit for the Consumer Payments segment was $51.7 million for the three months ended June 30, 2023 and $46.1 million for three months ended June 30, 2022, representing a $5.6 million or 12.2% year-over-year increase.

This increase was the result of newly signed clients and the growth of existing clients. For the three months ended June 30, 2022, gross profit of approximately $1.7 million is attributable to BCS.

Business Payments

Revenue for the Business Payments segment was $9.8 million for the three months ended June 30, 2023 and $9.9 million for the three months ended June 30, 2022, representing a $0.1 million or 1.1% year-over-year decrease. Growth from newly signed clients and existing clients was more than offset by declines in our media payments business.

Gross profit for the Business Payments segment was $7.2 million for the three months ended June 30, 2023 and $7.0 million for the three months ended June 30, 2022, representing a $0.3 million or 3.7% year-over-year increase. Growth from newly signed and existing clients, and processing cost savings initiatives were partially offset by declines in our media payments business.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Consumer Payments

Revenue for the Consumer Payments segment was $135.9 million for the six months ended June 30, 2023 and $120.9 million for the six months ended June 30, 2022, representing a $15.0 million or 12.4% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the six months ended June 30, 2022, incremental revenues of approximately $2.7 million are attributable to BCS.

Gross profit for the Consumer Payments segment was $106.3 million for the six months ended June 30, 2023 and $93.6 million for six months ended June 30, 2022, representing a $12.8 million or 13.6% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the six months ended June 30, 2022, incremental gross profit of approximately $2.6 million is attributable to BCS.

Business Payments

Revenue for the Business Payments segment was $18.5 million for the six months ended June 30, 2023 and $18.8 million for the six months ended June 30, 2022, representing a $0.3 million or 1.7% year-over-year decrease. Growth from newly signed clients and existing clients was more than offset by declines in our media payments business.

Gross profit for the Business Payments segment was $13.2 million for the six months ended June 30, 2023 and $12.9 million for the six months ended June 30, 2022, representing a $0.4 million or 2.8% year-over-year increase. Growth from newly signed and existing clients, and processing cost savings initiatives were partially offset by declines in our media payments business.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on business disposition, non-cash change in fair value of contingent consideration, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on business disposition, non-cash change in fair value of contingent consideration, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three and six months ended June 30, 2023 and 2022 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three and six months ended June 30, 2023 and 2022.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended June 30, 2023 and 2022

(Unaudited)

	Three Months ended June 30,
(in $ thousands)	2023	2022
Revenue	$71,783	$67,435
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$16,840	$16,731
Selling, general and administrative	38,177	39,130
Depreciation and amortization	26,483	29,191
Change in fair value of contingent consideration	—	(1,050)
Loss on business disposition	149	—
Total operating expenses	$81,649	$84,002
Loss from operations	$(9,866)	$(16,567)
Other income (expense)
Interest expense	(910)	(1,051)
Change in fair value of tax receivable liability	4,056	19,450
Other income	457	10
Other loss	(118)	(150)
Total other income (expense)	3,485	18,259
Income (loss) before income tax benefit (expense)	(6,381)	1,692
Income tax benefit (expense)	1,051	(3,045)
Net income (loss)	$(5,330)	$(1,353)

Add:
Interest expense	910	1,051
Depreciation and amortization (a)	26,483	29,191
Income tax (benefit) expense	(1,051)	3,045
EBITDA	$21,012	$31,934

Loss on business disposition (b)	149	—
Non-cash change in fair value of contingent consideration (c)	—	(1,050)
Non-cash impairment loss (d)	50	—
Non-cash change in fair value of assets and liabilities (e)	(4,056)	(19,450)
Share-based compensation expense (f)	6,517	5,934
Transaction expenses (g)	793	7,069
Restructuring and other strategic initiative costs (h)	4,041	1,435
Other non-recurring charges (i)	1,782	1,764
Adjusted EBITDA	$30,288	$27,636

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the six months ended June 30, 2023 and 2022

(Unaudited)

	Six Months ended June 30,
(in $ thousands)	2023	2022
Revenue	$146,320	$134,999
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$34,805	$33,296
Selling, general and administrative	76,695	71,348
Depreciation and amortization	52,623	57,780
Change in fair value of contingent consideration	—	(3,950)
Loss on business disposition	10,027	—
Total operating expenses	$174,150	$158,474
Loss from operations	$(27,830)	$(23,475)
Other income (expense)
Interest expense	(2,070)	(2,040)
Change in fair value of tax receivable liability	(482)	44,070
Other income	544	17
Other loss	(118)	(150)
Total other income (expense)	(2,126)	41,897
Income (loss) before income tax benefit (expense)	(29,956)	18,422
Income tax benefit (expense)	(3,306)	(6,888)
Net income (loss)	$(33,262)	$11,534

Add:
Interest expense	2,070	2,040
Depreciation and amortization (a)	52,623	57,780
Income tax (benefit) expense	3,306	6,888
EBITDA	$24,737	$78,242

Loss on business disposition (b)	10,027	—
Non-cash change in fair value of contingent consideration (c)	—	(3,950)
Non-cash impairment loss (d)	50
Non-cash change in fair value of assets and liabilities (e)	482	(44,070)
Share-based compensation expense (f)	10,571	9,292
Transaction expenses (g)	6,790	11,999
Restructuring and other strategic initiative costs (h)	5,452	2,681
Other non-recurring charges (i)	3,354	2,771
Adjusted EBITDA	$61,463	$56,965

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended June 30, 2023 and 2022

(Unaudited)

	Three Months ended June 30,
(in $ thousands)	2023	2022
Revenue	$71,783	$67,435
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$16,840	$16,731
Selling, general and administrative	38,177	39,130
Depreciation and amortization	26,483	29,191
Change in fair value of contingent consideration	—	(1,050)
Loss on business disposition	149	—
Total operating expenses	$81,649	$84,002
Loss from operations	$(9,866)	$(16,567)
Interest expense	(910)	(1,051)
Change in fair value of tax receivable liability	4,056	19,450
Other income	457	10
Other loss	(118)	(150)
Total other income (expense)	3,485	18,259
Income (loss) before income tax benefit (expense)	(6,381)	1,692
Income tax benefit (expense)	1,051	(3,045)
Net income (loss)	$(5,330)	$(1,353)

Add:
Amortization of acquisition-related intangibles (j)	20,963	25,941
Loss on business disposition (b)	149	—
Non-cash change in fair value of contingent consideration (c)	—	(1,050)
Non-cash impairment loss (d)	50	—
Non-cash change in fair value of assets and liabilities (e)	(4,056)	(19,450)
Share-based compensation expense (f)	6,517	5,934
Transaction expenses (g)	793	7,069
Restructuring and other strategic initiative costs (h)	4,041	1,435
Other non-recurring charges (i)	1,782	1,764
Non-cash interest expense (k)	712	709
Pro forma taxes at effective rate (l)	(6,869)	(4,368)
Adjusted Net Income	$18,752	$16,631

Shares of Class A common stock outstanding (on an as-converted basis) (m)	96,796,143	96,787,200
Adjusted Net Income per share	$0.19	$0.17

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the six months ended June 30, 2023 and 2022

(Unaudited)

	Six Months ended June 30,
(in $ thousands)	2023	2022
Revenue	$146,320	$134,999
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$34,805	$33,296
Selling, general and administrative	76,695	71,348
Depreciation and amortization	52,623	57,780
Change in fair value of contingent consideration	—	(3,950)
Loss on business disposition	10,027	—
Total operating expenses	$174,150	$158,474
Loss from operations	$(27,830)	$(23,475)
Other expenses
Interest expense	(2,070)	(2,040)
Change in fair value of tax receivable liability	(482)	44,070
Other income	544	17
Other loss	(118)	(150)
Total other income (expense)	(2,126)	41,897
Income (loss) before income tax benefit (expense)	(29,956)	18,422
Income tax benefit (expense)	(3,306)	(6,888)
Net income (loss)	$(33,262)	$11,534

Add:
Amortization of acquisition-related intangibles(j)	40,887	49,077
Loss on business disposition (b)	10,027	—
Non-cash change in fair value of contingent consideration (c)	—	(3,950)
Non-cash impairment loss (d)	50	—
Non-cash change in fair value of assets and liabilities (e)	482	(44,070)
Share-based compensation expense (f)	10,571	9,292
Transaction expenses (g)	6,790	11,999
Restructuring and other strategic initiative costs (h)	5,452	2,681
Other non-recurring charges (i)	3,354	2,771
Non-cash interest expense (k)	1,424	1,411
Pro forma taxes at effective rate (l)	(7,830)	(5,562)
Adjusted Net Income	$37,945	$35,183

Shares of Class A common stock outstanding (on an as-converted basis) (m)	96,639,545	96,661,414
Adjusted Net Income per share	$0.39	$0.36

(a)
See footnote (j) for details on amortization and depreciation expenses.
(b)
Reflects the loss recognized related to the disposition of BCS.
(c)
Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(d)
For the three and six months ended June 30, 2023, reflects impairment loss related to trade name write-off of MPI.
(e)
Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(f)
Represents compensation expense associated with equity compensation plans, totaling $6.6 million and $10.6 million for the three and six months ended June 30, 2023, respectively, and totaling $5.9 million and $9.3 million for the three and six months ended June 30, 2022, respectively.
(g)
Primarily consists of (i) during the three and six months ended June 30, 2023, professional service fees and other costs incurred in connection with the disposition of BCS, and (ii) during the three and six months ended June 30, 2022, professional service fees and other costs incurred in connection with the acquisitions of BillingTree, Kontrol and Payix.

(h)
Reflects costs associated with reorganization of operations, consulting fees related to processing services and other operational improvements, including restructuring and integration activities related to acquired businesses, that were not in the ordinary course during the three and six months ended June 30, 2023 and 2022.
(i)
For the three and six months ended June 30, 2023, reflects payments made to third-parties in connection with an expansion of our personnel, franchise taxes and other non-income based taxes, one-time payments to certain partners and non-cash rent expense. For the three and six months ended June 30, 2022, reflects one-time payments to certain clients and partners, payments made to third-parties in connection with a significant expansion of our personnel, franchise taxes and other non-income based taxes, other payments related to COVID-19 and non-cash rent expense.
(j)
For the three and six months ended June 30, 2023 and 2022, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three Months ended June 30,		Six Months ended June 30,
(in $ thousands)	2023	2022	2023	2022
Acquisition-related intangibles	$20,963	$25,941	$40,887	$49,077
Software	4,772	2,700	10,247	7,646
Amortization	$25,735	$28,641	$51,134	$56,723
Depreciation	748	550	1,489	1,057
Total Depreciation and amortization (1)	$26,483	$29,191	$52,623	$57,780
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
(m)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three and six months ended June 30, 2023 and 2022. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Weighted average shares of Class A common stock outstanding - basic	89,170,814	88,903,674	88,894,820	88,756,482
Add: Non-controlling interests Weighted average Post-Merger Repay Units exchangeable for Class A common stock	7,625,329	7,883,526	7,744,725	7,904,932
Shares of Class A common stock outstanding (on an as-converted basis)	96,796,143	96,787,200	96,639,545	96,661,414

Adjusted EBITDA for the three months ended June 30, 2023 and 2022 was $30.3 million and $27.6 million, respectively, representing a 9.6% year-over-year increase. Adjusted EBITDA for the six months ended June 30, 2023 and 2022 was $61.5 million and $57.0 million, respectively, representing a 7.9% year-over-year increase.

Adjusted Net Income for the three months ended June 30, 2023 and 2022 was $18.8 million and $16.6 million, respectively, representing a 12.8% year-over-year increase. Adjusted Net Income for the six months ended June 30, 2023 and 2022 was $37.9 million and $35.2 million, respectively, representing a 7.9% year-over-year increase.

Our net income (loss) attributable to the Company for the three months ended June 30, 2023 and 2022 was ($4.6) million and $0.0 million, respectively. Our net income (loss) attributable to the Company for the six months ended June 30, 2023 and 2022 was ($33.3) million and $11.5 million, respectively, representing a (388.4%) year-over-year decrease.

The increases in Adjusted EBITDA and Adjusted Net Income for the three and six months ended June 30, 2023 were primarily due to the organic growth of our business, which was partially offset from the disposition of BCS and declines in our media payments business.

The decrease in net income (loss) attributable to the Company for the three and six months ended June 30, 2023 was primarily due to the disposition of BCS and a loss in fair value adjustment of the tax receivable liability compared to a net gain in prior year.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of June 30, 2023, we had $103.8 million of cash and cash equivalents and available borrowing capacity of $185.0 million under the Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $24.1 million as of June 30, 2023. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Amended Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the following five years.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Six Months ended June 30,
(in $ thousands)	2023	2022
Net cash provided by operating activities	$40,784	$27,060
Net cash provided by (used in) investing activities	16,559	(16,649)
Net cash used in financing activities	(22,985)	(7,222)

Cash Flow from Operating Activities

Net cash provided by operating activities was $40.8 million and $27.1 million for the six months ended June 30, 2023 and 2022, respectively, which reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash provided by investing activities was $16.6 million for the six months ended June 30, 2023, due to cash received from the disposition of BCS, partially offset by the capitalization of software development activities.

Net cash used in investing activities was $16.6 million for the six months ended June 30, 2022, due to the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash used in financing activities was $23.0 million for the six months ended June 30, 2023, due to the repayment of the outstanding revolving credit facility balance, shares repurchased under the Incentive Plan and ESPP and the CPS earnout payment.

Net cash used in financing activities was $7.2 million for the six months ended June 30, 2022, due to the shares repurchased under the Incentive Plan, ESPP and Share Repurchase Program, as well as the Ventanex earnout payment.

Indebtedness

Amended Credit Agreement

On February 3, 2021, we announced the closing of a new undrawn $125.0 million senior secured revolving credit facility through Truist Bank. The Amended Credit Agreement replaced our prior senior secured credit facility, which included an undrawn $30.0 million revolving credit facility.

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

As of June 30, 2023, the Amended Credit Agreement provides for a revolving credit facility of $185.0 million. As of June 30, 2023, we had $0 million drawn against the revolving credit facility. We paid $0.2 million and $0.3 million in fees related to unused commitments for the three and six months ended June 30, 2023, respectively. We paid $0.1 million and $0.3 million in fees related to unused commitments for the three and six months ended June 30, 2022, respectively.

Convertible Senior Debt

On January 19, 2021, we issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 in a private placement (the “Notes Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. $40.0 million in aggregate principal amount of such 2026 Notes were sold in the Notes Offering in connection with the full exercise of the initial purchasers’ option to purchase such additional 2026 Notes pursuant to the purchase agreement. Upon conversion, we may choose to pay or deliver cash, shares of our Class A Common Stock, or a combination of cash and shares of our Class A Common Stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed.

As of June 30, 2023, we had convertible senior debt outstanding of $432.7 million, net of deferred issuance costs, under the 2026 Notes. We were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants under the 2026 Notes and the Amended Credit Agreement, prospectively.

Tax Receivable Agreement

Upon the completion of the Business Combination, we entered into the TRA with holders of Post-Merger Repay Units. As a result of the TRA, we established a liability in our condensed consolidated financial statements. Such liability, which will increase upon the redemptions or exchanges of Post-Merger Repay Units for our Class A common stock, generally represents 100% of the estimated future tax benefit, if any, relating to the increase in tax basis that will result from redemptions or exchanges of the Post-Merger Repay Units for shares of Class A common stock pursuant to the Exchange Agreement and certain other tax attributes of the Company and tax benefits of entering into the TRA, including tax benefits attributable to payments under the TRA.

Under the terms of the TRA, we may elect to terminate the TRA early but will be required to make an immediate payment equal to the present value of the anticipated future cash tax savings. As a result, the associated liability reported on our condensed consolidated financial statements may be increased. We expect that the payment obligations required under the TRA will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Post-Merger Repay Units, the price of our Class A common stock at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future, the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest. We expect to fund the payment of the amounts due under the TRA out of the cash savings that we actually realize in respect of the attributes to which TRA relates. However, the payments required to be made could be in excess of the actual tax benefits that we realize and there can be no assurance that we will be able to finance our obligations under the TRA.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

There have been no significant changes to our critical accounting policies and critical accounting estimates for the six months ended June 30, 2023. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, for a complete discussion of critical accounting policies and critical accounting estimates.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and SOFR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of June 30, 2023, we had convertible senior debt of $432.7 million, net of deferred issuance costs outstanding under the respective debt agreement. As of December 31, 2022, we had convertible senior debt of $433.1 million, net of deferred issuance costs, and revolving credit facility borrowings of $18.2 million, net of deferred issuance costs, outstanding. The borrowings under the Amended Credit Agreement accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted SOFR rate plus a margin of 2.50% to 3.50% under the Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Amended Credit Agreement.

We may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures.

Foreign Currency Exchange Rate Risk

Invoices for our services are denominated in U.S. dollars and Canadian dollars. We do not expect our future operating results to be significantly affected by foreign currency transaction risk.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes such purchases of Class A common stock made by us or any “affiliate purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) for the three months ended June 30, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
April 1 - 30, 2023	6,803	$6.75	—	$40,000,000
May 1 - 31, 2023	13,592	6.45	—	—
June 1 - 30, 2023	8,551	7.16	—	—
Total	28,946	$6.73	—	$40,000,000

(1)
Reflects shares that we withheld pursuant to the Incentive Plan and the ESPP in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan and share purchases under the ESPP, which, in each case, we withheld at fair market value on the applicable vesting date or purchase date.
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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101*

The following financial statements from the Company’s Form 10‑Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes In Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: August 9, 2023	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)