Form 10-K
period 2023-12-31
Repay Holdings Corp
filed 2024-02-29
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2023, was $696,574,746.

As of February 22, 2024, there were 96,160,465 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 5,356,481 of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of February 22, 2024, the holders of such outstanding shares of Class V common stock also hold 5,844,095 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of either an amendment to this Form 10-K or its proxy statement for its 2024 Annual Meeting of Shareholders, which are expected to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•
Our sales efforts to large enterprises involve considerable time and expense with long and unpredictable sales cycles.
•
Our revenue is sensitive to shifts in payment mix.
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
•
We may not be able to successfully manage our intellectual property and are subject to infringement claims.
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

Business Overview

We are a leading payments technology company. We provide integrated payment processing solutions to industry-oriented vertical markets in which businesses or other organizations have specific transaction processing needs. We refer to these markets as “vertical markets” or “verticals.”

We are a payments innovator, differentiated by our proprietary, integrated payment technology platform and our ability to reduce the complexity of electronic payments for businesses. We intend to continue to strategically target verticals where we believe our ability to tailor payment solutions to our clients’ needs, our deep knowledge of our vertical markets and the embedded nature of our integrated payment solutions will drive strong growth by attracting new clients and fostering long-term client relationships.

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $25.7 billion of total card payment volume in 2023. Our top 10 clients, with an average tenure of approximately seven years, contributed approximately 18% and 15% of total gross profit during the year ended December 31, 2023 and the year ended December 31, 2022, respectively.

Our leading competitive position and differentiated solutions have enabled us to realize unique advantages in fast-growing and strategically important segments of the payments market. We provide payment processing solutions to clients primarily operating in the personal loans, automotive loans, receivables management, and business-to-business verticals. Our payment processing solutions enable consumers and businesses in these verticals to make payments using electronic payment methods, rather than cash or check, which have historically been the primary methods of payment in these verticals. We believe that a growing number of consumers and businesses prefer the convenience and efficiency of paying with cards and other electronic methods and that we are poised to benefit as these verticals continue to shift from cash and check to electronic payments. The personal loans vertical is predominately characterized by installment loans, which are typically utilized by consumers to finance everyday expenses. The automotive loans vertical includes a diversified client base across the entire credit spectrum. Our receivables management vertical relates to consumer loan collections, which typically enter the receivables management process due to delinquency on credit card bills or as a result of major life events, such as job loss or major medical issues. The business-to-business vertical relates to transactions occurring between a wide variety of enterprise clients, many of which operate in the automotive, field services, healthcare, homeowner association (“HOA”) management and hospitality industries, as well as educational institutions and governments and municipalities.

Our go-to-market strategy combines direct sales with integrations with key software providers in our target verticals. The integration of our technology with key software providers in the verticals that we serve, including loan management systems, dealer management systems (“DMS”), collection management systems, and enterprise resource planning software systems, allows us to embed our omni-channel payment processing technology into our clients’ critical workflow software and ensure seamless operation of our solutions within our clients’ enterprise management systems. We refer to these software providers as our “software integration partners.” An integration allows our sales force to readily access new client opportunities or respond to inbound leads because, in many cases, a business will prefer, or in some cases only consider, a payments provider that has already integrated or is able to integrate its solutions with the business’ primary enterprise management system. We have successfully integrated our technology solutions with numerous, widely-used enterprise management systems in the verticals that we serve, which makes our platform a more compelling choice for the businesses that use them. Moreover, our relationships with our software integration partners help us to develop deep industry knowledge regarding trends in client needs. Our integrated model fosters long-term relationships with our clients, which supports our volume retention rates that we believe are above industry averages. As of December 31, 2023, we maintained approximately 262 integrations with various software providers.

Segments

We report our financial results based on two reportable segments, Consumer Payments and Business Payments. For additional information on our segments, see Note 15. Segments to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consumer Payments

Our Consumer Payments segment provides payment processing solutions (including debit and credit card processing, Automated Clearing House (“ACH”) processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable our clients to collect payments and disburse funds to consumers and includes our clearing and settlement solutions (“RCS”) offering. RCS is our proprietary clearing and settlement platform through which we market customizable payment processing programs to other ISOs and payment facilitators. The strategic vertical markets served by our Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail. Our Consumer Payments segment also previously included our Blue Cow Software business (“BCS”), which was sold on February 15, 2023. Our Consumer Payments segment represented approximately 87% of our total revenue after any intersegment eliminations for the year ended December 31, 2023.

Business Payments

Our Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable our clients to collect or send payments to other businesses. The strategic vertical markets served within our Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, HOA management and hospitality. Our Business Payments segment represented approximately 13% of our total revenue after any intersegment eliminations for the year ended December 31, 2023.

Growth Strategies

We intend to drive future growth in the following ways:

Increase Penetration in Existing Verticals

We expect to grow meaningfully by continuing to provide innovative payment solutions and client support to our existing clients as well as new clients in the verticals that we currently serve. For new clients, we intend to continue to focus a significant portion of our sales efforts on large enterprise clients. In addition, our business model allows us to benefit from the growth of our clients and software integration partners. As our clients’ payment volumes and transactions increase, our revenues increase as a result of the fees we charge for processing these payments. Many of the vertical markets in which we compete are continuing to shift from legacy payment mediums — primarily cash and check — to electronic forms of payment. We expect to benefit from this trend as our clients increasingly opt to process payments via the electronic forms of payment in which we specialize.

New Vertical Expansion

We also expect that we will find attractive growth potential in certain verticals in which we currently have limited operations or do not operate. Though we offer highly customized payment solutions to our clients, our core technology platform is comprehensive and can be utilized to penetrate other strategic vertical markets.

Strengthen and Extend Our Solution Portfolio through Continued Innovation

As we further integrate our solution into our clients’ workflows, we will look to continue to innovate on our solution set and broaden our suite of services. Our continued investment in our technology capabilities (including our RCS platform) positions us to provide value-added services and emerging payment solutions that will address the evolving needs of our clients as they seek to best serve their customers. The ability to serve clients across verticals and to be integrated across various software platforms enables us to better understand the needs of clients across verticals and to scale our innovative solutions to a broad segment of the market.

Continue to Drive Operational Efficiencies

As we continue to grow, we expect to become a more significant partner to our sponsor banks, third party processors and other key vendor relationships, which we expect will give us greater leverage as we expand our contractual relationships with them. We plan to continue to drive operating leverage in our personnel expenditures, as we believe that, in general, we can process larger payment volumes without significant increases to our personnel and operating expenses.

Strategic Acquisitions

From January 1, 2016 through December 31, 2023, we have successfully acquired eleven businesses. Given the large size and attractive growth trends of our current addressable market, we are primarily focused on growing our business organically. However, we may selectively pursue strategic acquisitions as opportunities arise that meet our internal requirements for the use of capital and return on investment. Some of these opportunities may include those that enable us to acquire new capabilities that may be harder to develop in-house, gain entrance into new segments of the market, enter new markets, or consolidate our existing market.

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
o
ECash — Through third party relationships, we can facilitate customers who want to make payments with cash by converting it into digital payments that are deposited with our clients.
o
Digital Wallet Services — Enables consumers to quickly and easily pay using payment data securely stored in the digital wallets of their mobile devices.
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
•
Clearing and Settlement – Our RCS platform offers ISOs and payment facilitators clearing and settlement solutions for all major card brands.

•
Instant Funding — Our instant funding capabilities allow our clients to transfer funds directly to a consumer’s debit or prepaid card. We have created a proprietary process that decreases processing delays typically associated with traditional fund disbursements.
•
Communication Solutions — As an ancillary offering to our payment processing solutions, we provide clients document processing and mailing services, including document printing, billing statements, image printing, and check printing.

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

Sales and Distribution

Our sales effort primarily consists of two strategies: first, our direct sales representatives, who focus on each of our core verticals, and second, our software integration partners, which enable the direct sales force to more effectively access new client opportunities and respond to inbound leads.

Direct Sales Representatives

Our sales representatives are generally organized by vertical market and account size. Direct sales representatives work with our clients and software integration partners to understand our clients’ desired payment solutions and then communicate those desires to our product and technology teams, who build a customized suite of products and payment channels tailored to our clients’ specific needs. We also maintain a sales support team that supports the onboarding process.

Software Integration Partners

As of December 31, 2023, we were integrated with approximately 262 software partners that are providers of our clients’ primary enterprise management systems. Our integrations are intended to ensure seamless delivery of our full suite of payment processing capabilities to our clients. These integrations are also a critical part of our marketing strategy, as many clients would prefer to award their payments business to payments processors who have worked to integrate their solutions into the client’s enterprise management systems.

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

Chargebacks. The payment networks permit the reversal of a money transfer, a chargeback, up to six months (or in rare cases, a longer time frame) after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the client incurring the chargeback is unable to fund the refund to the card-issuing bank, we are required to do so by the rules of the payment networks and our contractual arrangements with our sponsor banks. During the year ended December 31, 2023, we believe our chargeback rate was under 1% of our payment volume.

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

Third Party Processors and Sponsor Banks

We partner with institutions in the payment chain to provide authorization, settlement and funding services in connection with our clients’ transactions. These institutions include third party processors and sponsor banks, who sit between us, acting as the merchant acquirer or payment processor, and the payment networks, such as Visa and MasterCard. These processors and vendors in turn have agreements with the payment networks, which permit them to route transaction information through their networks in exchange for fees.

When we facilitate a transaction as a merchant acquirer, we utilize third party processors primarily for authorization such as Global Payments, Inc. Under such processing arrangements, the third-party processors and vendors receive processing fees, which are typically based on the number of transactions processed.

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

When we facilitate a client’s payment to its suppliers or vendors, we typically utilize the services of third party program managers, such as Wex Inc., who have arrangements with banks to operate card issuance programs. Under such arrangements, the program manager and issuing bank retain a portion of the interchange generated by each transaction. Under the applicable contractual arrangements, our clients are generally required to prefund these payments. Because we are not a licensed money transmitter, we have entered into custodial agreements with banks or other financial institutions who will hold our clients’ funds in trust.

See “Risk Factors—Risks Related to Our Business – We rely on other service and technology providers. If such providers fail in or discontinue providing their services or technology to us, our ability to provide services to clients may be interrupted, and, as a result, our business, financial condition and results of operations could be adversely impacted.” in Part I, Item 1A of this Annual Report on Form 10-K for further discussion of our arrangements with certain service providers.

Competitive Conditions and Market Trends

We compete with a variety of payment processing companies that have different business models, go-to-market strategies and technical capabilities. In our Consumer Payments segment, our primary competitors include ACI Worldwide, Paymentus, PayNearMe, PayScout and TabaPay. We also compete in our Consumer Payments segment against many traditional merchant acquirers, such as financial institutions, affiliates of financial institutions and payment processing companies, including Bank of America Merchant Services, Elavon (a subsidiary of U.S. Bancorp), Wells Fargo Merchant Services, Global Payments, WorldPay and Fiserv. In our Business Payments segment, our primary competitors include AvidXchange, Edenred Pay (a division of Edenred), Corpay (a division of FleetCor Technologies), Paya (a division of Nuvei Corporation) and Fortis. We believe the most significant competitive factors in the markets in which we compete are: (1) economics, including fees charged to merchants and commission payouts to software integration partners; (2) product offering, including emerging technologies and development by other participants in the payments ecosystem; (3) service, including product functionality, value-added solutions and strong client support for both clients and software integration partners; and (4) reliability, including a strong reputation for quality service and trusted software integration partners. Our competitors include large and well-established companies, including banks, credit card providers, technology and ecommerce companies and traditional retailers, many of which are larger than we are, have a dominant and secure position in the markets in which they operate or offer other products and services to consumers and clients which we do not offer. Moreover, we compete against all forms of payments, including credit cards, bank transfers, and traditional payment methods, such as cash and check.

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

Acquisitions

Our historical acquisition activity has allowed us to access new markets, expand our presence in existing markets, acquire industry talent, broaden our product suite, and supplement organic growth. Our current acquisition strategy focuses on integrated payments companies serving attractive vertical markets and opportunities to broaden our product offerings. From January 1, 2016 through December 31, 2023, we have completed eleven acquisitions, which are described below. These acquisitions were of payment companies and are representative of the acquisitions we envision consummating in the future.

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

PaidSuite Acquisition

On September 28, 2017, we acquired substantially all of the assets of PaidSuite, Inc. and PaidMD, LLC (collectively, “PaidSuite”). PaidSuite was an electronic payment solutions provider to the receivable management industry. The transaction accelerated our growth into the receivable management space via client and software integration partner relationships.

Paymaxx Acquisition

On December 15, 2017, we acquired substantially all of the assets of Paymaxx Pro, LLC (“Paymaxx”). The acquisition of Paymaxx has been highly complementary to our earlier acquisition of Sigma and has bolstered our position in the automotive finance market. As part of the acquisition, we acquired increased distribution capabilities in the form of an internal sales force and numerous DMS integrations.

TriSource Acquisition

On August 14, 2019, we acquired all of the equity interests of TriSource Solutions, LLC (“TriSource”). Since 2012, we have used TriSource as one of our primary third-party processors for settlement solutions when we facilitate transactions as a merchant acquirer. The acquisition of TriSource has provided further control over our transaction processing ecosystem and accelerated product delivery capabilities. We now generally refer to our clearing and settlement product offerings as RCS.

APS Acquisition

On October 14, 2019, we acquired substantially all of the assets of American Payment Services of Coeur D’Alene, LLC, North American Payment Solutions LLC, and North American Payment Solutions Inc. (collectively, “APS”). The acquisition of APS meaningfully expanded our addressable market by enabling us to access the business-to-business vertical.

Ventanex Acquisition

On February 10, 2020, we acquired all of the equity interests of CDT Technologies, LTD. d/b/a Ventanex (“Ventanex”). The acquisition of Ventanex accelerated our entry into the mortgage and healthcare payments verticals.

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

BillingTree Acquisition

On June 15, 2021, we acquired all of the equity interests of BT Intermediate, LLC (together with its subsidiaries, “BillingTree”). The acquisition of BillingTree further expanded our position in the healthcare, credit union, and receivable management industries and significantly enhanced our scale and our client diversification.

Kontrol Acquisition

On June 22, 2021, we acquired substantially all of the assets of Kontrol LLC (“Kontrol”). The acquisition of Kontrol grew our accounts payable automation business and enabled us to leverage our existing B2B technology infrastructure to optimize processing costs.

Payix Acquisition

On December 29, 2021, we acquired Payix Holdings Incorporated (together with its subsidiary, “Payix”). The acquisition of Payix expanded our position in the personal and automotive finance markets, as well as accelerated our expansion in the buy now, pay later (“BNPL”) market, and provided further access to software integrations with leading loan management systems and DMS integrations.

Government Regulation

We operate in an increasingly complex and ever evolving legal and regulatory environment. Our and our clients’ businesses are subject to a variety of federal, state and local laws and regulations, as well as the rules and standards of the payment networks that we utilize to provide our electronic payment services. While in some cases payment processors such as Repay are not directly regulated by governmental agencies, because of the rules and regulations enacted at the state and federal level that affect our clients and sponsor banks, we have developed and continually evaluate and update our compliance models to keep up with the rapid evolution of the legal and regulatory regime our clients and sponsor banks face. We are also subject to legal and regulatory requirements which govern the use, storage and distribution of the information we collect from our clients and accountholders while processing transactions.

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

Privacy and Information Security Regulations

We provide services that may be subject to various state and federal data privacy and information security laws and regulations. Relevant federal data privacy and information security laws include the Gramm-Leach-Bliley Act of 1999, which (along with its implementing regulations) restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Our business may also be subject to the Fair Credit Reporting Act of 1970, as amended by the Fair and Accurate Credit Transactions Act of 2003, which regulates the use and reporting of consumer credit information and imposes disclosure requirements on entities who take adverse action based on information obtained from credit reporting agencies. All fifty states have enacted data breach notification laws requiring businesses that experience a security breach of their computer databases that contain personal information to notify affected individuals, consumer reporting agencies and governmental agencies. In addition, there are state laws that restrict the ability to collect and utilize certain types of personal information, such as Social Security and driver’s license numbers, and impose secure disposal requirements for personal data. Certain state laws mandate businesses to implement reasonable data security measures. In addition, various states have recently enacted laws concerning privacy, data protection and information security. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020 and was amended by the California Privacy Rights Act of 2020 (the “CRPA”), for which most provisions were effective on January 1, 2023, requires companies that process personal information of California residents to make certain disclosures to consumers about data practices, grants consumers specific access rights to their data, allows consumers to opt out of certain data sharing activities and creates a private right of action for data breaches. The CPRA also establishes a privacy enforcement agency known as the California Privacy Protection Agency. At least 12 other states have enacted similar laws and regulations, and other states are expected to enact new similar laws and regulations in the near future.

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

Anti-Money Laundering and Counter-Terrorism Regulation

Our business is subject to U.S. federal anti-money laundering laws and regulations. We are also subject to certain economic and trade sanctions programs that are administered by Office of Foreign Assets Control (“OFAC”) that prohibit or restrict transactions to or from (or transactions dealing with) narcotics traffickers, terrorists, terrorist organizations, certain individuals, specified countries, their governments and, in certain circumstances, their nationals. Similar anti-money laundering, counter-terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process. We have developed and continue to enhance compliance programs and policies to monitor and address related legal and regulatory requirements and developments.

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

Payment Network Rules and Standards

Payment networks, such as Visa, MasterCard, Discover and American Express, establish their own rules and standards that allocate liabilities and responsibilities among the payment networks and their participants. These rules and standards, including the Payment Card Industry Data Security Standards, govern a variety of areas, including how consumers and customers may use their cards, whether (and the terms under which) convenience fees or surcharges may be imposed in connection with the use of their cards, the security features of cards, security standards for processing, data security and allocation of liability for certain acts or omissions, including liability in the event of a data breach. The payment networks may change these rules and standards from time to time as they may determine in their sole discretion and with or without advance notice to their participants. These changes may be made for any number of reasons, including as a result of changes in the regulatory environment, to maintain or attract new participants, or to serve the strategic initiatives of the networks, and may impose additional costs and expenses on or be disadvantageous to certain participants. Participants are subject to audit by the payment networks to ensure compliance with applicable rules and standards. The networks may fine, penalize or suspend the registration of participants for certain acts or omissions or the failure of the participants to comply with applicable rules and standards.

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

We own a number of registered service marks, including REPAY® and REPAY REALTIME ELECTRONIC PAYMENTS®, and we have other pending applications. We also own a number of domain names, including www.repay.com. For additional information regarding some of the risks relating to our intellectual property see “Risk Factors — Risks Related to Our Business — We may not be able to successfully manage our intellectual property and are subject to infringement claims.” in Part I, Item 1A of this Annual Report on Form 10-K.

Human Capital

Our employees are a critical component of our success. As of December 31, 2023, we employed approximately 512 full-time employees throughout the U.S. We have 7 office locations with an employee presence and have a remote employee presence in 33 states. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We strive to create and maintain a special culture at REPAY that focuses on our values of excellence, passion, integrity, respect, innovation, and positive attitude. Our strong emphasis on culture is intended to empower our employees to make decisions and develop themselves personally and professionally. One of our priorities is to maintain and enhance our culture as we grow and integrate new team members.

We participate in an annual employee engagement and feedback survey which allows all full-time employees to anonymously give us feedback on our workplace culture, employee programs, and more. In 2023, 83% of participants responded that REPAY is a great place to work. Our employees’ feedback from the annual surveys have allowed us to be certified as a Great Place to Work® for the last seven consecutive years. We take employee feedback seriously and share the results of the survey, along with an action plan of how we can continue to improve, with all employees.

Attracting, developing, and retaining top talent is a priority at REPAY and we have a dedicated human resources team that focuses on these initiatives. To ensure we stay competitive in the talent market, we strive to make it clear to our employees that we value and appreciate them, and reward high performance. We foster a culture of rewards and recognition and incentivize our employees with opportunities for growth within the company. New employees are welcomed through our new hire onboarding experience, which consists of a comprehensive equipment package, welcome gift packages, an onboarding plan with consistent communication, human resources orientation, and formalized 30-60-90 day check-ins with their manager, ensures our new hires have the support they need. Additionally, new hire spotlights are socialized in our monthly newsletters to ensure new team members are introduced to the Company and receive a warm welcome and every one of our new employees has the opportunity to meet with our CEO for a “coffee chat” within their first month of employment.

REPAY’s leadership empowers each team member to make a difference and stretch to their fullest potential. Our dedication to frequent, transparent communication is shown with company-wide meetings where our leaders share Company vision and encourage employees to ask questions. Several departments across the Company hold annual training summits where team members have an opportunity to collaborate with fellow colleagues, participate in department-specific training and further enhance their skillsets. We also believe it is important to celebrate exceptional employees so we provide multiple opportunities for performance-based awards and peer-to-peer recognition. We continue to develop formal career pathing, allowing us to create a roadmap for an individual’s career progression within the organization. Our compensation strategy gives us competitive advantages by offering competitive salaries, bonus potential and employee ownership opportunities for a meaningful portion of our employees through equity incentive grants.

We recognize the importance of giving back to the communities in which we live. Participating in community outreach initiatives and volunteer opportunities is extremely important to our employees and has become an integral part of our corporate culture. Throughout the year, we provide multiple ways for team members to volunteer and positively impact the surrounding communities.

We value diverse backgrounds, perspectives and experiences, and we are committed to providing an inclusive environment where all individuals are heard and respected. We maintain an Employee Resource Group aimed at connecting and creating a network for women at REPAY. This group meets several times throughout the year to discuss relevant topics and connect with others at the Company. We have also partnered with diverse organizations and higher education programs to identify a more diverse pool of qualified candidates for recruitment. Our diversity and inclusion initiatives are periodically reviewed and discussed at the board level.

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

We are responsible for data security for us and for third parties with whom we partner, including with respect to rules and regulations established by the payment networks, such as Visa, MasterCard, Discover and American Express, and debit card networks. These third parties include our clients, software integration partners and other third-party service providers and agents. We and other third parties collect, process, store and/or transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers, expiration dates, driver’s license numbers, bank account numbers and protected health information. We have ultimate liability to the payment networks and our sponsor banks that register us with the payment networks for our failure or the failure of other third parties with whom we contract to protect this data in accordance with payment network requirements. The loss, destruction or unauthorized modification of client or consumer data by us or our contracted third parties could result in significant fines, sanctions, proceedings or actions against us by the payment networks, governmental bodies, consumers or others.

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

In addition, our agreements with our sponsor banks and our third-party payment processors (as well as payment network requirements) require us to take certain protective measures to ensure the confidentiality of client and consumer data. Any failure to adequately comply with these protective measures could result in fees, penalties, litigation or termination of our sponsor bank agreements. Further, certain of our sponsor banks have experienced, and could in the future experience, cybersecurity incidents that could disrupt our operations, expose us to liability and protracted and costly litigation and damage our reputation.

Security breaches may be subject to scrutiny from governmental agencies such as the CFPB, the FTC and the U.S. Department of Health and Human Services Office for Civil Rights. See “Risks Related to Regulation” below.

If we cannot keep pace with rapid developments and changes in our industry, the use of our products and services could decline, causing a reduction in our revenues.

The electronic payments market is subject to constant and significant changes. This market is characterized by rapid technological evolution, new product and service introductions, evolving industry standards, changing client needs and the entrance of new competitors, including products and services that enable card networks and banks to transact with consumers directly. For example, in July 2023, the U.S. Federal Reserve launched its FedNow Service that enables individuals and businesses to send instant payments through their depositary institution accounts. To remain competitive, we continually pursue initiatives to develop new products and services to compete with these new market entrants. These projects carry risks, such as difficulty in determining market demand and timing for delivery, cost overruns, delays in delivery, performance problems and lack of client acceptance, and some projects may require investment in non-revenue generating products or services that our software integration partners and clients expect to be included in our offerings. In addition, new products and offerings may not perform as intended or generate the business or revenue growth expected.

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

Our sales efforts to large enterprises involve considerable time and expense with long and unpredictable sales cycles.

One of the factors affecting our growth and financial performance is the adoption of our solutions by large enterprise clients. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of potential clients and educating these potential clients about the technical capabilities and value of our solutions. Because large enterprises tend to have more consumers impacted by a change in payment processing providers, they often evaluate our solutions and our technology platform at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management. As a result, our sales efforts to large enterprises span over considerable time and require greater expense with long and unpredictable sales cycles, which may cause our results of operations to fluctuate.

Our revenue is sensitive to shifts in payment mix.

Most of our revenues are derived from volume-based payment processing fees and other related fixed per transaction fees. In general, we receive more revenue for card-based payments than for ACH payments. Accordingly, if more of our client’s customers start paying by ACH or other payment methods with lower transaction fees, it may have a material and adverse impact on our results of operations.

If we fail to comply with the applicable requirements of payment networks and industry self-regulatory organizations, those payment networks or organizations could seek to fine us, suspend us or terminate our registrations through our sponsor banks.

We rely on sponsor banks and, in certain cases, third-party processors to access the payment card networks, such as Visa and MasterCard, that enable our ability to offer to our clients the acceptance of credit cards and debit cards, and we must pay fees for such services. To provide our merchant acquiring services, we are registered through our sponsor banks with the Visa and MasterCard networks as a service provider for member institutions. As such, we, our sponsor banks and many of our clients are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to sponsor banks and independent sales organization (“ISOs”)), merchant chargeback standards and PCI DSS. The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services. Any changes in payment network rules or standards may be imposed on highly compressed timelines and may have a negative impact on our results of operations.

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

We may need to provide financial concessions to maintain or enhance relationships with current software integration partners or to attract potential software integration partners from our competitors. We have been required, and expect to be required in the future, to make concessions with our software integration partners (including when renewing contracts or when needed to incentivize the software integration partner to update or enhance the integration), and such concessions can have a material impact on our financial condition or operating performance.

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

Certain of these types of fraud present potential liability for chargebacks associated with our clients’ processing transactions. If a billing dispute between a client and a consumer is not ultimately resolved in favor of our client, the disputed transaction is “charged back” to the client’s bank and credited to the consumer’s bank. Anytime our client is unable to satisfy a chargeback, we are responsible for that chargeback. We have a number of contractual protections and other means of recourse to mitigate those risks, including collateral or reserve accounts that we may require our clients to maintain for these types of contingencies. Nonetheless, if we are unable to collect the chargeback from the clients’ account or reserve account (if applicable), or if the client refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. We have established systems and procedures to detect and reduce the impact of business fraud, but these measures may not be effective, and incidents of fraud could increase in the future. During the year ended December 31, 2023, we believe our chargeback rate was less than 1% of payment volume. Any increase in chargebacks not paid by our clients could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on the efficient and uninterrupted operation of numerous systems, including our computer network systems, software, data centers and telecommunication networks, as well as the systems and services of our sponsor banks, the payment networks, third-party providers of processing services and other third parties. Our systems and operations, or those of our third-party providers, such as our provider of dial-up authorization services, or the payment networks themselves, could be exposed to damage or interruption from, among other things, hardware and software defects or malfunctions, telecommunications failure, computer denial-of-service and other cyberattacks, unauthorized entry, computer viruses or other malware, human error, natural disaster, power loss, acts of terrorism or sabotage, financial insolvency of such providers and similar events. These threats, and errors or delays in the processing of payment transactions, system outages or other difficulties, could result in failure to process transactions or provide ancillary services, additional operating and development costs, diversion of technical and other resources, loss of revenue, clients and software integration partners, loss of client and accountholder data, harm to our business or reputation, exposure to fraud losses or other liabilities and fines and other sanctions imposed by payment networks. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits, including natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics (such as the COVID-19 pandemic) and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks. A sustained deterioration in general economic conditions, particularly in the United States, continued uncertainty for an extended period of time, persistent inflation or further increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. Our consumer finance and mortgage clients may be disproportionately impacted by further increased interest rates or a general economic downturn, which could result in a decrease to our revenue and profits. If our consumer finance or mortgage clients make fewer or smaller loans (or their borrowers fail to make required payments), or consumers and businesses spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue. Smaller tax refunds to consumers, due to the absence of additional stimulus or similar impacts or otherwise, could also negatively impact our results of operations.

The U.S. and international markets are experiencing uncertain and volatile economic conditions, including from the impacts of sustained inflation, recession concerns and supply chain disruptions. These conditions make it extremely difficult for us to accurately forecast and plan future business activities. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

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

We may not be able to successfully manage our intellectual property and are subject to infringement claims.

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

We are also subject to costly litigation if our services and technology are alleged to infringe upon or otherwise violate a third party’s proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, services or technology. Some of these third parties have made, and any of these third parties could make in the future, a claim of infringement, breach or other violation of third-party intellectual property rights against us with respect to our products, services or technology. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims. Additionally, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement or other violations and attempting to extract settlements from companies like us. Even if we believe that intellectual property related claims are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. Claims of intellectual property infringement or violation also may require us to redesign affected products or services, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products or services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstance, may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.

The loss of key personnel or the loss of our ability to attract, recruit, retain and develop qualified employees, could adversely affect our business, financial condition and results of operations.

We depend on the ability and experience of a number of our key personnel who have substantial experience with our operations, the rapidly changing payment processing industry and the vertical markets in which we offer our products and services. Many of our key personnel have worked for us for a significant amount of time or were recruited by us specifically due to their experience. Our success depends in part upon the reputation and influence within the industry of our senior managers who have, over the years, developed long standing and favorable relationships with our software integration partners, vendors, card associations, sponsor banks and other payment processing and service providers. It is possible that the loss of the services of senior executives or key managers could have a material adverse effect on our business, financial condition and results of operations. In addition, contractual obligations related to confidentiality assignment of intellectual property rights, non-solicitation and non-competition may be ineffective or unenforceable, and departing employees may share our proprietary information with competitors or seek to solicit our software integration partners or clients or recruit our key personnel to competing businesses in ways that could adversely impact us.

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

In the ordinary course of business, we are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations, including commercial disputes and employee claims, such as claims of age discrimination, sexual harassment, gender discrimination or local, state and federal labor law violations, and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation and have an adverse impact on our relationships with our clients, software integration partners and other third parties and could lead to additional related claims. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our costs of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Furthermore, there is no guarantee that we will be successful in defending pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending or future claims, litigation or investigations could have a material adverse effect on our business, financial condition and results of operations.

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

Hawk Parent has outstanding an aggregate of 5,844,095 Post-Merger Repay Units as of February 22, 2024. Pursuant to the Exchange Agreement, Repay Unitholders have the right to elect to exchange such Post-Merger Repay Units into shares of our Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement. However, Hawk Parent may elect to settle such exchange in cash in lieu of delivering shares of our Class A common stock pursuant to the terms of the Exchange Agreement.

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

Historically, our Class A common stock has experienced substantial price volatility. For example, the closing price per share of our Class A common stock on The Nasdaq Capital Market ranged from a low of $5.68 to a high of $10.29 during the period from January 3, 2023 to December 29, 2023. This volatility could be the result of changes in our volumes, revenue, earnings and margins or general market and economic factors. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We recognize the importance of developing, implementing and maintaining robust cybersecurity programs in order to mitigate risk and to safeguard the sensitive data collected, processed and stored by us. Our cybersecurity programs are guided in part by certain regulatory requirements (including payment network rules) that require periodic testing and external reviews. Cybersecurity is also one of the initiatives we have identified to guide our ongoing corporate sustainability efforts. Our Chief Information Security Officer (“CISO”), who reports directly to our Chief Technology Officer (“CTO”), has day-to-day responsibility for our cybersecurity programs. Due to the critical risks associated with cybersecurity incidents in the payment processing business, our cybersecurity programs are generally operated in a dedicated and independent manner.

Risk Management and Strategy

Risk Identification and Assessment

We have adopted processes and procedures, including those described below to identify cybersecurity risks and events. Our CISO maintains a cybersecurity risk assessment program that includes, for each identified material risk, an evaluation of the applicable threat level for such risk and the current mitigation plan for such risk. The cybersecurity risk assessment receives input from cross-functional teams across our organization. We also engage various third parties (including penetration testers, auditing firms and managed security service providers) to assist in identifying and assessing material cybersecurity risks.

Risk Management

Our cybersecurity-related risks are managed using a combination of documented policies and procedures, management oversight and security systems and hardware. Relevant policies are developed with the assistance of appropriate subject matter experts and are reviewed at least annually. As part of these policies and procedures, we maintain a Security Incident Response Plan (the “SIRP”) that is intended to establish a structured and coordinated approach to handling cybersecurity incidents in our business.

We have implemented hiring, onboarding and termination procedures that are designed to ensure our employees and contractors assist us in meeting our cybersecurity compliance objectives. All of our employees and contractors are required to complete security awareness training (which covers the policies and other information regarding our cybersecurity programs) both at the time of hire or engagement and then on annual basis. We also routinely disseminate cybersecurity and physical security educational materials to all employees and contractors.

We have implemented a variety of physical security controls to protect our offices and assets from unauthorized access, tampering and environmental hazards. We utilize a combination of third party logging, intrusion detection and penetration systems to monitor our information systems for anomalous and suspicious activity in support of our security objectives and incident management plans.

Third Parties

We regularly engage third party assessors and other firms to perform a variety of control testing and other reviews that are required by applicable regulatory requirements (including payment network rules) and industry standards. We also rely on these third party firms for educational opportunities and materials intended to keep our team members, including our CISO, up to date on the latest industry developments and best practices.

As an important part of our cybersecurity programs, we perform defined due diligence procedures prior to engaging with new vendors. The level of due diligence varies depending on the materiality, level of risk and complexity of the arrangements. The vendors’ financial condition, information security programs and regulatory reporting are also typically reviewed and considered prior to entering into a vendor agreement.

Risks from Cybersecurity Threats

While we have not experienced any cybersecurity incidents that have materially affected our business strategy, results of operations or financial conditions, we do expend significant resources (including cyber insurance costs) to address the ongoing risks from cybersecurity threats. We believe these risks could be material in light of the sensitive data that we collect, process and store in the operation of our business. See “Risk Factors” above.

Governance

Board of Directors Oversight

Our board of directors established a technology committee (the “Technology Committee”) to oversee the risks from cybersecurity threats. The Technology Committee is currently comprised of three independent directors and chaired by Maryann Goebel, who was awarded the CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors (NACD). Our CTO works closely with the Technology Committee to develop the meeting agenda and to prepare the relevant materials for each committee meeting. The Technology Committee typically reviews an updated version of the cybersecurity risk assessment program (described above) at each meeting. The Technology Committee receives and reviews cybersecurity incidents that are reported in accordance with the SIRP and our other procedures. The Technology Committee typically meets on a quarterly basis. The Chairperson of the Technology Committee makes a regular report to our board of directors following each meeting of the Technology Committee. Our board of directors retains ultimate responsibility for the oversight of the major risks inherent in our business, including risks from cybersecurity threats.

Management’s Role

We have established a Security and Privacy Steering Committee to provide governance, oversight and leadership in matters relating to information security and privacy within our business. The Security and Privacy Steering Committee’s responsibilities include policy development, risk management, compliance with relevant laws and regulations, incident response, ongoing monitoring and improvement of information security and privacy practices. The Security and Privacy Steering Committee is chaired by the CISO and co-chaired by our Director of Compliance (who serves as our privacy officer). The membership of the Security and Privacy Steering Committee is comprised of individuals from cross-functional teams with expertise and responsibilities in information security and privacy, including representatives from our legal department, our finance department and various units within our technology department. Our CTO also currently serves as a member of the Security and Privacy Steering Committee.

Our CISO is responsible for managing any cybersecurity incidents under the SIRP and coordinating with our senior management. The SIRP includes a process under which senior leaders from our information security, legal and accounting teams will assess the impact and significance of a cybersecurity incident to determine any necessary external notifications or filings. The SIRP also contains parameters regarding the requirements and timing for notifications of certain cybersecurity incidents to our board of directors.

Our CISO has served in various roles in information security, information technology and engineering operations for over 25 years. Our CISO holds an undergraduate degree in electronics and communications engineering, and he has attained a professional certification in leadership from a leading graduate school. He also maintains a Certificate Information Systems Security Professional (CISSP) certification from the International Information System Security Certification Consortium (ISC2). Our CTO holds an undergraduate degree in management and information systems, and he has served in various technology roles for over 30 years. Our CTO’s prior experience includes serving as the Chief Information Officer and Chief Information Security Officer of a public company and as Chief Technology Officer of a separate public company.

ITEM 2. PROPERTIES.

The following table sets forth selected information concerning our principal facilities, as of December 31, 2023.

Location	Owned/Leased	Approximate Square Footage
Corporate Headquarters:
Atlanta, Georgia	Leased	8,700
Additional Facilities:
Atlanta, Georgia	Leased	13,300
Bettendorf, IA	Leased	12,900
The Colony, Texas	Leased	14,100
East Moline, Illinois	Leased	800
Ft. Worth, Texas	Leased	7,900
Tempe, Arizona	Leased	7,500
Sandy, Utah	Leased	5,200

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock is traded on Nasdaq under the symbol “RPAY”. As of February 22, 2024, the closing price for our Class A common stock was $8.33.

Market price information regarding our Class V common stock and Post-Merger Repay Units is not provided because there is no public market for our Class V common stock or our Post-Merger Repay Units.

Holders

As of February 22, 2024, there were 14 holders of record of our Class A common stock, 19 holders of record of our Class V common stock and 19 holders of record of Post-Merger Repay Units (not including the Company). The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently do not intend to pay cash dividends in the foreseeable future.

Performance

The following graph compares the total shareholder return from December 31, 2018 through December 31, 2023 of (i) our Class A common stock, (ii) the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor’s 500 Information Technology Index (“S&P Information Technology Index”). The stock performance graph and table assume an initial investment of $100 on December 31, 2018 and that all dividends of the S&P 500 Index and S&P Information Technology Index, were reinvested.

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

	Repay Holdings Corporation	S&P 500 Index	S&P Information Technology Index
December 31, 2018	$100.00	$100.00	$100.00
December 31, 2019	147.98	128.88	148.04
December 31, 2020	275.25	149.83	210.54
December 31, 2021	189.60	190.13	280.75
December 31, 2022	81.31	153.16	199.59
December 31, 2023	86.26	190.27	312.15

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes purchases of Class A common stock made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Agent) in connection with tax withholdings, under the ESPP and pursuant to our share repurchase program for the three months ended December 31, 2023:

	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
October 1-31, 2023	5,612	$5.91	—	$40,000,000
November 1-30, 2023	161,406	$7.10	112,682	(824,475)
December 1-31, 2023	227,514	$7.56	225,687	(1,703,949)
Total	394,532	$7.35	338,369	$37,471,576
(1)
Includes 56,163 shares that we withheld pursuant to the Incentive Plan and the ESPP in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the

Incentive Plan and share purchases under the ESPP, which, in each case, we withheld at fair market value on the applicable vesting date or purchase date.
(2)
Includes 338,369 shares purchased pursuant to the Share Repurchase Program. On May 16, 2022, our board of directors approved the Share Repurchase Program under which we may repurchase up to $50 million of our outstanding Class A common stock. The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs.

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

Since a significant portion of our revenue is derived from volume-based payment processing fees, card payment volume is a key operating metric that we use to evaluate our business. We processed approximately $25.7 billion of total card payment volume for the year ending December 31, 2023, and our year-over-year card payment volume growth was approximately 0.1%. This increase was the result of newly signed clients and the growth of our existing clients, partially offset by a decrease in our media payments business due to the cyclical political media spending associated with the 2022 mid-term elections in the prior period.

We report our financial results based on two reportable segments.

Consumer Payments – Our Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable our clients to collect payments and disburse funds to consumers and includes our RCS offering. RCS is our proprietary clearing and settlement platform through which we market customizable payment processing programs to other ISOs and payment facilitators. Our Consumer Payments segment also previously included our BCS business, which was sold on February 15, 2023. The strategic vertical markets served by our Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail.

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

Macroeconomic Conditions

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), rising interest rates, supply chain issues, slower growth and recent banking system volatility. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time. Finally, the impact of all of these various events on our results in 2023 may not be necessarily indicative of their impact on our results in 2024.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of our management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. Our chargeback rate was less than 1% of our card payment volume, during the years ended December 31, 2023, 2022 and 2021.

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

Interest (expense) income, net. Interest expense consists of interest paid in respect of our indebtedness under the Amended Credit Agreement. Interest income consists of interest received on our cash and cash equivalents.

Change in fair value of tax receivable liability. This amount represents the change in fair value of the tax receivable agreement liability. The TRA liability is carried at fair value; so, any change to the valuation of this liability is recognized through this line in other expense. The change in fair value can result from the redemption or exchange of Post-Merger Repay Units for Class A common stock of Repay Holdings Corporation, through accretion of the discounted fair value of the expected future cash payments, or changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Results of Operations

	Year ended December 31,
($ in thousands, except per share data)	2023	2022	2021
Revenue	$296,627	$279,227	$219,258
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$69,703	$64,826	$55,484
Selling, general and administrative	148,653	149,061	120,053
Depreciation and amortization	103,857	107,751	89,692
Change in fair value of contingent consideration	—	(3,300)	5,846
Loss on business disposition	10,027	—	—
Impairment loss	75,800	8,090	2,180
Total operating expenses	$408,040	$326,428	$273,255
Loss from operations	$(111,413)	$(47,201)	$(53,997)
Interest (expense) income, net	(1,048)	(4,245)	(3,599)
Loss on extinguishment of debt	—	—	(5,941)
Change in fair value of tax receivable liability	(6,619)	66,871	(14,109)
Other (loss) income	(455)	(510)	(9,082)
Total other income (expense)	(8,122)	62,116	(32,731)
Income (loss) before income tax benefit (expense)	(119,535)	14,915	(86,728)
Income tax benefit (expense)	2,115	(6,174)	30,691
Net income (loss)	$(117,420)	$8,741	$(56,037)
Net loss attributable to non-controlling interest	(6,930)	(4,095)	(5,953)
Net income (loss) attributable to the Company	$(110,490)	$12,836	$(50,084)

Weighted-average shares of Class A common stock outstanding - basic	90,048,638	88,792,453	83,318,189
Weighted-average shares of Class A common stock outstanding - diluted	90,048,638	110,671,731	83,318,189

Income (loss) per Class A share - basic	$(1.23)	$0.14	$(0.60)
Income (loss) per Class A share - diluted	$(1.23)	$0.12	$(0.60)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue

Total revenue was $296.6 million for the year ended December 31, 2023 and $279.2 million for the year ended December 31, 2022, an increase of $17.4 million or 6.2%. This increase was the result of newly signed clients and the growth of our existing clients, partially offset by a decrease in our media payments business due to the cyclical political media spending associated with the 2022 mid-term elections in the prior period. For the year ended December 31, 2022, incremental revenues of approximately $8.6 million are attributable to BCS.

Costs of Services

Costs of services were $69.7 million for the year ended December 31, 2023 and $64.8 million for the year ended December 31, 2022, an increase of $4.9 million or 7.5%. This increase was the result of newly signed clients and the growth of our existing clients, partially offset by a decrease in our media payments business due to the cyclical political media spending associated with the 2022 mid-term elections in the prior period. For the year ended December 31, 2022, incremental costs of services of approximately $0.2 million are attributable to BCS.

Selling, General and Administrative

Selling, general and administrative expenses were $148.7 million for the year ended December 31, 2023 and $149.1 million for the year ended December 31, 2022, a decrease of $0.4 million or 0.3%, primarily due to a $4.9 million decrease in legal expenses related to settlement payments to certain clients and partners in the prior year period and a $0.7 million decrease in transaction expenses, offset by a $1.9 million increase in equity compensation expense related to restricted shares and stock options granted and a $1.9 million increase in software and technological services expenses related to the integration of acquired businesses.

Depreciation and Amortization

Depreciation and amortization expenses were $103.9 million for the year ended December 31, 2023 and $107.8 million for year ended December 31, 2022, a decrease of $3.9 million or 3.6%. This decrease was driven by a significant component of capitalized software related to the Business Combination being fully amortized in the prior year, partially offset by additional amortization related to newly capitalized software.

Loss on business disposition

We incurred a loss on business disposition of $10.0 million for the year ended December 31, 2023 related to the sale of BCS.

Impairment Loss

We incurred an impairment loss of $75.8 million for the year ended December 31, 2023, due to a $75.7 million goodwill impairment loss related to the Business Payments segment and a $0.1 million trade name write-off related to Media Payments. The fair value of the Business Payments reporting unit was primarily impacted by a change in the discount rate. We incurred an impairment loss of $8.1 million for the year ended December 31, 2022, due to trade names write-offs related to BillingTree, Kontrol and Payix. These trade names were strategically phased out, and service offerings are marketed under the REPAY name. See Note 8. Intangible Assets and Note 9. Goodwill for more information.

Change in Fair Value of Contingent Consideration

Change in the fair value of contingent consideration was $0 for the year ended December 31, 2023, due to all contingent considerations being settled in March 2023.

Interest (Expense) Income, net

Interest (expense) income, net was ($1.0) million for the year ended December 31, 2023, and included ($3.8) million of interest expense and $2.8 million of interest income. Interest (expense) income, net was ($4.2) million for the year ended December 31, 2022, and included ($4.4) million of interest expense and $0.2 million of interest income. Interest expense decreased by $0.6 million compared to the prior year period, due to a lower outstanding principal balance under our Amended Credit Agreement. Interest income increased by $2.6 million compared to the prior year period, due to higher average interest rates earned on our cash and cash equivalents.

Change in Fair Value of Tax Receivable Liability

We incurred a net loss, related to accretion expense and fair value adjustment of the tax receivable liability of $6.6 million for the year ended December 31, 2023 compared to a gain of $66.9 million for the year ended December 31, 2022, a decrease of $73.5 million. This decrease was due to smaller fair value adjustments related to the tax receivable liability, primarily as a result of accretion and changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Income Tax Benefit and Expense

The income tax benefit was $2.1 million for the year ended December 31, 2023, reflecting the expected income tax benefit on the loss generated over the same period. This was a result of the operating loss incurred by the Company, primarily driven by the change in fair value of the tax receivable liability, impairment loss, loss on business disposition, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions. The income tax expense was $6.2 million for the year ended December 31, 2022, which reflected the expected income tax expense to be received on the net earnings related to our economic interest in Hawk Parent.

For results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, see Part II, Item 7 of our 2022 Form 10-K, which is incorporated herein by reference.

Segments

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments.

The following table presents our segment revenue and selected performance measures.

	Year Ended December 31,
($ in thousand)	2023	2022
Revenue
Consumer Payments	$275,708	$248,191
Business Payments	38,058	42,600
Elimination of intersegment revenues	(17,139)	(11,564)
Total revenue	$296,627	$279,227
Gross profit (1)
Consumer Payments	$216,096	$195,542
Business Payments	27,967	30,423
Elimination of intersegment revenues	(17,139)	(11,564)
Total gross profit	$226,924	$214,401

Total gross profit margin (2)	77%	77%
(1)
Gross profit represents revenue less cost of services (exclusive of depreciation and amortization).
(2)
Gross profit margin represents total gross profit / total revenue.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consumer Payments

Revenue for the Consumer Payments segment was $275.7 million for the year ended December 31, 2023 and $248.2 million for the year ended December 31, 2022, representing a $27.5 million or 11.1% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the year ended December 31, 2022, incremental revenues of approximately $8.6 million are attributable to BCS.

Gross profit for the Consumer Payments segment was $216.1 million for the year ended December 31, 2023 and $195.5 million for the year ended December 31, 2022, representing a $20.6 million or 10.5% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the year ended December 31, 2022, incremental gross profit of approximately $8.4 million is attributable to BCS.

Business Payments

Revenue for the Business Payments segment was $38.1 million for the year ended December 31, 2023 and $42.6 million for the year ended December 31, 2022, representing a $4.5 million or 10.6% year-over-year decrease. Growth from newly signed clients and existing clients was more than offset by declines in our media payments business due to the cyclical political media spending associated with the 2022 mid-term elections in the prior period.

Gross profit for the Business Payments segment was $28.0 million for the year ended December 31, 2023 and $30.4 million for the year ended December 31, 2022, representing a $2.5 million or 8.1% year-over-year decrease. Growth from newly signed and existing clients was more than offset by declines in our media payments business due to the cyclical political media spending associated with the 2022 mid-term elections in the prior period.

For revenue and gross profit by segments for the year ended December 31, 2022 compared to the year ended December 31, 2021, see Part II, Item 7 of our 2022 Form 10-K, which is incorporated herein by reference.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that our management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on business disposition, loss on extinguishment of debt, loss on termination of interest rate hedge, non-cash change in fair value of contingent consideration, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on business disposition, loss on extinguishment of debt, loss on termination of interest rate hedge, non-cash change in fair value of contingent consideration, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the years ended December 31, 2023, 2022 and 2021 (excluding certain shares that were subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the years ended December 31, 2023, 2022 and 2021.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Revenue	$296,627	$279,227	$219,258
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$69,703	$64,826	$55,484
Selling, general and administrative	148,653	149,061	120,053
Depreciation and amortization	103,857	107,751	89,692
Change in fair value of contingent consideration	—	(3,300)	5,846
Loss on business disposition	10,027	—	—
Impairment loss	75,800	8,090	2,180
Total operating expenses	$408,040	$326,428	$273,255
Loss from operations	$(111,413)	$(47,201)	$(53,997)
Interest (expense) income, net	(1,048)	(4,245)	(3,599)
Loss on extinguishment of debt	—	—	(5,941)
Change in fair value of tax receivable liability	(6,619)	66,871	(14,109)
Other (loss) income	(455)	(510)	(9,082)
Total other income (expense)	(8,122)	62,116	(32,731)
Income (loss) before income tax benefit (expense)	(119,535)	14,915	(86,728)
Income tax benefit (expense)	2,115	(6,174)	30,691
Net income (loss)	$(117,420)	$8,741	$(56,037)

Add:
Interest expense (income), net	1,048	4,245	3,599
Depreciation and amortization (a)	103,857	107,751	89,692
Income tax (benefit) expense	(2,115)	6,174	(30,691)
EBITDA	$(14,630)	$126,911	$6,563

Loss on business disposition (i)	10,027	—	—
Loss on extinguishment of debt (j)	—	—	5,941
Loss on termination of interest rate hedge (k)	—	—	9,080
Non-cash change in fair value of contingent consideration (b)	—	(3,300)	5,846
Non-cash impairment loss (c)	75,800	8,090	2,180
Non-cash change in fair value of assets and liabilities (d)	7,494	(66,871)	14,109
Share-based compensation expense (e)	22,156	20,532	22,311
Transaction expenses (f)	8,523	18,993	19,250
Restructuring and other strategic initiative costs (g)	11,908	7,870	4,578
Other non-recurring charges (h)	5,528	12,294	3,262
Adjusted EBITDA	$126,806	$124,519	$93,120

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Revenue	$296,627	$279,227	$219,258
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$69,703	$64,826	$55,484
Selling, general and administrative	148,653	149,061	120,053
Depreciation and amortization	103,857	107,751	89,692
Change in fair value of contingent consideration	—	(3,300)	5,846
Loss on business disposition	10,027	—	—
Impairment loss	75,800	8,090	2,180
Total operating expenses	$408,040	$326,428	$273,255
Loss from operations	$(111,413)	$(47,201)	$(53,997)
Interest (expense) income, net	(1,048)	(4,245)	(3,599)
Loss on extinguishment of debt	—	—	(5,941)
Change in fair value of tax receivable liability	(6,619)	66,871	(14,109)
Other (loss) income	(455)	(510)	(9,082)
Total other income (expense)	(8,122)	62,116	(32,731)
Income (loss) before income tax benefit (expense)	(119,535)	14,915	(86,728)
Income tax benefit (expense)	2,115	(6,174)	30,691
Net income (loss)	$(117,420)	$8,741	$(56,037)

Add:
Amortization of acquisition-related intangibles (l)	81,642	89,473	79,932
Loss on business disposition (i)	10,027	—	—
Loss on extinguishment of debt (j)	—	—	5,941
Loss on extinguishment of interest rate hedge (k)	—	—	9,080
Non-cash change in fair value of contingent consideration (b)	—	(3,300)	5,846
Non-cash impairment loss (c)	75,800	8,090	2,180
Non-cash change in fair value of assets and liabilities (d)	7,494	(66,871)	14,109
Share-based compensation expense (e)	22,156	20,532	22,311
Transaction expenses (f)	8,523	18,993	19,250
Restructuring and other strategic initiative costs (g)	11,908	7,870	4,578
Other non-recurring charges (h)	5,528	12,294	3,262
Non-cash interest expense (m)	2,848	2,835	2,536
Pro forma taxes at effective rate (n)	(23,564)	(18,871)	(39,219)
Adjusted Net Income	$84,942	$79,786	$73,769

Shares of Class A common stock outstanding (on an as-converted basis) (o)	96,850,559	96,684,629	91,264,512
Adjusted Net Income per share	$0.88	$0.83	$0.81
(a)
See footnote (l) for details on our amortization and depreciation expenses.
(b)
Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(c)
For the year ended December 31, 2023, reflects non-cash goodwill impairment loss related to the Business Payments segment and non-cash impairment loss related to a trade name write-off of Media Payments. For the year ended December 31, 2022, reflects non-cash impairment loss related to trade names write-offs of BillingTree and Kontrol. For the year ended December 31, 2021, reflects impairment loss related to trade names write-offs of TriSource, APS, Ventanex, cPayPlus and CPS.
(d)
For the year ended December 31, 2023, reflects the changes in management’s estimates of (i) the fair value of the liability relating to the TRA, and (ii) non-cash insurance reserve. For the years ended December 31, 2022 and 2021, reflects the changes in management’s estimates of the fair value of the liability relating to the TRA.
(e)
Represents compensation expense associated with equity compensation plans.
(f)
Primarily consists of (i) during the year ended December 31, 2023, professional service fees and other costs incurred in connection with the disposition of BCS, (ii) during the year ended December 31, 2022, professional service fees and other costs incurred in connection with the acquisitions of BillingTree, Kontrol and Payix and (iii) during the year ended December 31, 2021, professional service fees and other costs incurred in connection with the acquisitions of Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix, as well as professional service expenses related to the January 2021 equity and convertible notes offerings
(g)
Reflects costs associated with reorganization of operations, consulting fees related to our processing services and other operational improvements, including restructuring and integration activities related to our acquired businesses, that were not in the ordinary course during the years ended December 31, 2023, 2022 and 2021. Additionally, for the year ended December 31, 2022, reflects one-time severance payments.
(h)
For the year ended December 31, 2023, reflects payments made to third-parties in connection with an expansion of our personnel, franchise taxes and other non-income based taxes and one-time payments to certain partners. For the year ended December 31, 2022, reflects one-time payments to certain clients and partners, payments made to third-parties in connection with a significant expansion of our personnel, franchise taxes and other non-income based taxes, other payments related to COVID-19 and non-cash rent expense. For the year ended December 31, 2021, reflects one-time payments to certain clients and partners, other payments related to COVID-19, payments made to third-parties in connection with expansion of our personnel, franchise taxes and other non-income based taxes and non-cash rent expense. Beginning in the year ended December 31, 2023, no longer reflects non-cash rent expense.
(i)
Reflects the loss recognized related to the disposition of BCS.
(j)
Reflects write-offs of debt issuance costs relating to Term Loans.
(k)
Reflects realized loss of our interest rate hedging arrangement which terminated in conjunction with the repayment of Term Loans.
(l)
For the years ended December 31, 2023, 2022 and 2021, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Year ended December 31,
($ in thousands)	2023	2022	2021
Acquisition-related intangibles	$81,642	$89,473	$79,932
Software	19,789	15,921	8,464
Amortization	$101,431	$105,394	$88,396
Depreciation	2,426	2,357	1,296
Total Depreciation and amortization (1)	$103,857	$107,751	$89,692
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
(o)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the years ended December 31, 2023, 2022 and 2021. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Year Ended December 31,
	2023	2022	2021
Weighted average shares of Class A common stock outstanding - basic	90,048,638	88,792,453	83,318,189
Add: Non-controlling interests Weighted average Post-Merger Repay Units exchangeable for Class A common stock	6,801,921	7,892,176	7,946,323
Shares of Class A common stock outstanding (on an as-converted basis)	96,850,559	96,684,629	91,264,512

Adjusted EBITDA for the years ended December 31, 2023 and 2022 was $126.8 million and $124.5 million, respectively, representing a 1.8% year-over-year increase. Adjusted Net Income for the years ended December 31, 2023 and 2022 was $84.9 million and $79.8 million, respectively, representing a 6.5% year-over-year increase. Our net income (loss) attributable to the Company for the years ended December 31, 2023 and 2022 was ($110.5) million and $12.8 million, respectively, representing a 960.8% year-over-year decrease.

These increases in Adjusted EBITDA and Adjusted Net Income and for the year ended December 31, 2023 were primarily due to the organic growth of our business, which was partially offset from the disposition of BCS and declines in our media payments business.

The decrease in net income (loss) attributable to the Company for the year ended December 31, 2023 was primarily due to the disposition of BCS and a loss in fair value adjustment of the tax receivable liability compared to a net gain in prior year.

For discussion on Adjusted EBITDA, Adjusted Net income, and net income (loss) attributable to the Company for the year ended December 31, 2022 compared to the year ended December 31, 2021, see Part II, Item 7 of the Company’s 2022 Form 10-K.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. We also finance our operations through proceeds from the issuance of our Class A common stock in June 2020 and our January 2021 convertible notes offering. As of December 31, 2023, we had $118.1 million of cash and cash equivalents and available borrowing capacity of $185.0 million under the Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $26.0 million as of December 31, 2023.

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

As of December 31, 2023, our material contractual obligations primarily consist of operating leases liabilities. See Note 11. Commitments and Contingencies to the financial statements in Item 8 of this Annual Report on Form 10-K for more information related to operating leases liabilities. Based on our current lease terms, $1.6 million of operating lease liabilities are due within the next twelve months, and the remaining lease liabilities of $7.2 million are due within the next ten years. We believe the cash flows from operations and available borrowing capacity from our existing revolving credit facility will be sufficient to satisfy our cash requirement for the next twelve months and the following five years.

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. During the year ended December 31, 2023, we repurchased 338,369 shares for a total of approximately $2.5 million under the Share Repurchase Program.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Net cash provided by operating activities	$103,614	$74,223	$53,330
Net cash used in investing activities	(24,088)	(39,541)	(397,335)
Net cash (used in) provided by financing activities	(28,944)	(17,459)	313,840

Cash Flow from Operating Activities

Net cash provided by operating activities was $103.6 million for the year ended December 31, 2023.

Net cash provided by operating activities was $74.2 million for the year ended December 31, 2022.

Net cash provided by operating activities was $53.3 million for the year ended December 31, 2021.

Cash provided by operating activities for the years ended December 31, 2023, 2022 and 2021, reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $24.1 million for the year ended December 31, 2023, due to the capitalization of software development activities and purchases of intangible assets, partially offset by cash received from the disposition of BCS.

Net cash used in investing activities was $39.5 million for the year ended December 31, 2022, due to the capitalization of software development activities.

Net cash used in investing activities was $397.3 million for the year ended December 31, 2021, due to the acquisitions of BillingTree, Kontrol and Payix, as well as the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash used in financing activities was $28.9 million for the year ended December 31, 2023, due to the repayment of the outstanding revolving credit facility balance, shares repurchased under the Incentive Plan, ESPP and Share Repurchase Program, as well as the CPS earnout payment.

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

Indebtedness

Amended Credit Agreement

In February 2021, we entered into the Amended Credit Agreement, which established a $125.0 million senior secured revolving credit facility in favor of Hawk Parent.

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

As of December 31, 2023, the Amended Credit Agreement provides for a revolving credit facility of $185.0 million. As of December 31, 2023, we had $0 million drawn against the revolving credit facility. We paid $0.5 million and $0.6 million in fees related to unused commitments for the years ended December 31, 2023 and 2022, respectively. See Note 10. Borrowings to the financial statements in Item 8 of this Annual Report on Form 10-K for more information.

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

As of December 31, 2023, we had convertible senior debt outstanding of $434.2 million, net of deferred issuance costs, under the 2026 Notes. We were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants prospectively.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported consolidated statements of operations during the reporting period. We base our estimates and judgments on historical experience and available relevant information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. Accounting policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods. Subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting estimates during the year ended December 31, 2023.

Revenue Recognition

The consideration to be received in our contracts with clients consists of variable consideration where the timing and quantity of transactions to be processed is not determinable at contract inception. Our performance obligation in our contracts with clients is the promise to stand-ready to provide front-end authorization and back-end settlement payment processing services (“processing services”) for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the client’s use (e.g., number of transactions submitted and processed) of the related processing services. Accordingly, the total transaction price is variable. These services are stand-ready obligations, as the timing and quantity of transactions to be processed is not determinable.

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

As of December 31, 2023, we had convertible senior debt of $434.2 million, net of deferred issuance costs, outstanding. As of December 31, 2022, we had convertible senior debt of $433.1 million, net of deferred issuance costs, and revolving credit facility borrowings of $18.2 million, net of deferred issuance costs, outstanding. The borrowings accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted SOFR rate plus a margin of 2.50% to 3.50% under the Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Amended Credit Agreement.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Repay Holdings Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an unqualified opinion.

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

Our audit procedures related to the revenue recognized during the year ended December 31, 2023, included the following, among others:

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

Atlanta, Georgia

February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Repay Holdings Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 29, 2024

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

($ in thousands)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$118,096	$64,895
Accounts receivable	36,017	33,544
Prepaid expenses and other	15,209	18,213
Total current assets	169,322	116,652

Property, plant and equipment, net	3,133	4,375
Restricted cash	26,049	28,668
Intangible assets, net	447,141	500,575
Goodwill	716,793	827,813
Operating lease right-of-use assets, net	8,023	9,847
Deferred tax assets	146,872	136,370
Other assets	2,500	2,500
Total noncurrent assets	1,350,511	1,510,148
Total assets	$1,519,833	$1,626,800

Liabilities
Accounts payable	$22,030	21,781
Related party payable	—	1,000
Accrued expenses	32,906	29,016
Current operating lease liabilities	1,629	2,263
Current tax receivable agreement	580	24,454
Other current liabilities	318	3,593
Total current liabilities	57,463	82,107

Long-term debt	434,166	451,319
Noncurrent operating lease liabilities	7,247	8,295
Tax receivable agreement, net of current portion	188,331	154,673
Other liabilities	1,838	2,113
Total noncurrent liabilities	631,582	616,400
Total liabilities	$689,045	$698,507

Commitments and contingencies (Note 11)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized, 92,220,494 issued and 90,803,984 outstanding as of December 31, 2023; 89,354,754 issued and 88,276,613 outstanding as of December 31, 2022	9	9
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Treasury stock, 1,416,510 and 1,078,141 shares as of December 31, 2023 and December 31, 2022, respectively	(12,528)	(10,000)
Additional paid-in capital	1,151,327	1,117,736
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(323,670)	(213,180)
Total Repay stockholders' equity	815,135	894,562
Non-controlling interests	15,653	33,731
Total equity	$830,788	$928,293
Total liabilities and equity	$1,519,833	$1,626,800

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
($ in thousands, except per share data)	2023	2022	2021
Revenue	$296,627	$279,227	$219,258
Operating Expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	69,703	64,826	55,484
Selling, general and administrative	148,653	149,061	120,053
Depreciation and amortization	103,857	107,751	89,692
Change in fair value of contingent consideration	—	(3,300)	5,846
Loss on business disposition	10,027	—	—
Impairment loss	75,800	8,090	2,180
Total operating expenses	408,040	326,428	273,255
Loss from operations	(111,413)	(47,201)	(53,997)
Other income (expense)
Interest (expense) income, net	(1,048)	(4,245)	(3,599)
Loss on extinguishment of debt	—	—	(5,941)
Change in fair value of tax receivable liability	(6,619)	66,871	(14,109)
Other (loss) income	(455)	(510)	(9,082)
Total other income (expense)	(8,122)	62,116	(32,731)
Income (loss) before income tax benefit (expense)	(119,535)	14,915	(86,728)
Income tax benefit (expense)	2,115	(6,174)	30,691
Net income (loss)	$(117,420)	$8,741	$(56,037)
Less: Net loss attributable to non-controlling interests	(6,930)	(4,095)	(5,953)
Net income (loss) attributable to the Company	$(110,490)	$12,836	$(50,084)

Income (loss) per Class A share attributable to the Company:
Basic	$(1.23)	$0.14	$(0.60)
Diluted	$(1.23)	$0.12	$(0.60)
Weighted-average shares outstanding:
Basic	90,048,638	88,792,453	83,318,189
Diluted	90,048,638	110,671,731	83,318,189

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Net income (loss)	$(117,420)	$8,741	$(56,037)
Other comprehensive (loss) income, before tax
Reclassification of net unrealized loss on cash flow hedges to other loss	—	—	9,317
Foreign currency translation adjustments	—	(2)	(3)
Total other comprehensive (loss) income, before tax	—	(2)	9,314
Income tax related to items of other comprehensive income:
Tax expense on reclassification of net unrealized loss on cash flow hedges to other loss	—	—	(1,673)
Tax benefit on foreign currency translation adjustments	—	1	1
Total income tax benefit (expense) related to items of other comprehensive income	—	1	(1,672)
Total other comprehensive income (loss), net of tax	—	(1)	7,642
Total comprehensive income (loss)	$(117,420)	$8,740	$(48,395)
Less: Comprehensive loss attributable to non-controlling interests	(6,930)	(4,095)	(4,745)
Comprehensive income (loss) attributable to the Company	$(110,490)	$12,835	$(43,650)

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Interests	Equity
Balance at December 31, 2020	71,244,682	$7	100	$—	$691,675	$—	$(175,932)	$(6,437)	$46,869	$556,182
Issuance of new shares	16,295,802	2		—	371,048	—	—	—	(702)	370,348
Exchange of Post-Merger Repay Units	407,584	—		—	(166)	—	—	—	(2,332)	(2,498)
Release of share awards vested under Incentive Plan	554,553	—		—	—	—	—	—	—	—
Shares repurchased under Incentive Plan	—	—			(4,075)	—	—	—	33	(4,042)
Stock-based compensation	—	—		—	22,339	—	—	—	(28)	22,311
Tax distribution from Hawk Parent	—	—		—	—	—	—	—	(62)	(62)
Valuation allowance on Ceiling Rule DTA	—	—		—	19,191	—	—	—	—	19,191
Net loss	—	—		—	—	—	(50,084)	—	(5,953)	(56,037)
Other comprehensive income	—	—		—	—	—	—	6,435	1,208	7,643
Balance at December 31, 2021	88,502,621	$9	100	$—	$1,100,012	$—	$(226,016)	$(2)	$39,033	$913,036
Exchange of Post-Merger Repay Units	50,845	—		—	243	—	—	—	(243)	—
Release of share awards vested under Incentive Plan and shares purchased under ESPP	1,031,737	—		—	—	—	—	—	—	—
Shares repurchased under Incentive Plan and ESPP	(230,449)	—		—	(2,658)	—	—	—	1	(2,657)
Treasury shares repurchased	(1,078,141)	—		—	(32)	(10,000)	—	—	32	(10,000)
Stock-based compensation	—	—		—	20,302	—	—	—	(46)	20,256
Tax distribution from Hawk Parent	—	—		—	—	—	—	—	(951)	(951)
Valuation allowance on Ceiling Rule DTA	—	—		—	(131)	—	—	—	—	(131)
Net income (loss)	—	—		—	—	—	12,836	—	(4,095)	8,741
Other comprehensive loss	—	—		—	—	—	—	(1)	—	(1)
Balance at December 31, 2022	88,276,613	$9	100	$—	$1,117,736	$(10,000)	$(213,180)	$(3)	$33,731	$928,293
Exchange of Post-Merger Repay Units	2,031,636	—		—	7,557	—	—	—	(7,557)	—
Release of share awards vested under Incentive Plan and shares purchased under ESPP	1,084,532	—		—	1,963	—	—	—	(3)	1,960
Shares repurchased under Incentive Plan and ESPP	(250,428)	—		—	(1,905)	—	—	—	14	(1,891)
Treasury shares repurchased	(338,369)	—		—	(3)	(2,528)	—	—	3	(2,528)
Stock-based compensation	—	—		—	22,236	—	—	—	(80)	22,156
Tax distribution from Hawk Parent	—	—		—	—	—	—	—	(3,525)	(3,525)
Valuation allowance on Ceiling Rule DTA	—	—		—	3,743	—	—	—	—	3,743
Net loss	—	—		—	—	—	(110,490)	—	(6,930)	(117,420)
Balance at December 31, 2023	90,803,984	$9	100	$—	$1,151,327	$(12,528)	$(323,670)	$(3)	$15,653	$830,788

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(117,420)	$8,741	$(56,037)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103,857	107,751	89,692
Stock based compensation	22,156	20,255	22,311
Amortization of debt issuance costs	2,847	2,834	2,536
Loss on business disposition	10,027	—	—
Loss on extinguishment of debt	—	—	5,941
Loss on sale of interest rate swaps	—	—	9,316
Other loss	238	245	19
Fair value change in tax receivable agreement liability	6,619	(66,871)	14,109
Fair value change in contingent consideration	—	(3,300)	5,846
Impairment loss	75,800	8,090	2,180
Payments of contingent consideration in excess of acquisition date fair value	—	(8,896)	(1,500)
Deferred tax expense (benefit)	(3,594)	4,192	(30,728)
Change in accounts receivable	(3,986)	696	(6,518)
Change in related party receivable	—	—	—
Change in prepaid expenses and other	2,936	(5,786)	(3,801)
Change in operating lease ROU assets	1,328	653	2,013
Change in accounts payable	(189)	1,698	4,771
Change in related party payable	—	(347)	1,336
Change in accrued expenses and other	3,890	2,197	637
Change in operating lease liabilities	(1,388)	(523)	(1,323)
Change in other liabilities	493	2,594	(7,470)
Net cash provided by operating activities	103,614	74,223	53,330
Cash flows from investing activities
Purchases of property and equipment	(733)	(3,176)	(2,863)
Purchases of intangible assets	(13,545)	(2,750)	—
Capitalized software development costs	(50,083)	(33,615)	(20,643)
Purchases of equity investment	—	—	(2,500)
Proceeds from sale of business, net of cash retained	40,273	—	—
Acquisition of CPS, net of cash and restricted cash acquired	—	—	11
Acquisition of BillingTree, net of cash and restricted cash acquired	—	—	(269,003)
Acquisition of Kontrol, net of cash and restricted cash acquired	—	—	(7,439)
Acquisition of Payix, net of cash and restricted cash acquired	—	—	(94,898)
Net cash used in investing activities	(24,088)	(39,541)	(397,335)
Cash flows from financing activities
Issuance of long-term debt	—	—	460,000
Payments on long-term debt	(20,000)	—	(262,654)
Public issuance of Class A Common Stock	—	—	142,098
Shares repurchased under Incentive Plan and ESPP	(1,891)	(2,657)	(4,042)
Treasury shares repurchased	(2,528)	(10,000)	—
Redemption of Post-Merger Repay Units	—	—	—
Distributions to Members	(3,525)	(951)	(62)
Payment of loan costs	—	—	(14,051)
Payments of contingent consideration up to acquisition date fair value	(1,000)	(3,851)	(7,449)
Net cash (used in) provided by financing activities	(28,944)	(17,459)	313,840
Increase (decrease) in cash, cash equivalents and restricted cash	50,582	17,223	(30,165)
Cash, cash equivalents and restricted cash at beginning of period	$93,563	$76,340	$106,505
Cash, cash equivalents and restricted cash at end of period	$144,145	$93,563	$76,340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,024	$1,540	$1,143
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Acquisition of BillingTree in exchange for Class A Common Stock	$—	$—	$228,250
Acquisition of Kontrol in exchange for contingent consideration	$—	$—	$500
Acquisition of Payix in exchange for contingent consideration	$—	$—	$2,850

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$118,096	$64,895	$50,049
Restricted cash	26,049	28,668	26,291
Total cash, cash equivalents and restricted cash as shown in the Consolidated Statements of Cash Flows	$144,145	$93,563	$76,340

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

Business Overview

The Company provides integrated payment processing solutions to industry-oriented markets in which businesses have specific transaction processing needs. The Company refers to these markets as “vertical markets” or “verticals.” The Company’s proprietary, integrated payment technology platforms reduce the complexity of the electronic payments process for businesses. The Company charges its clients processing fees based on the volume of payment transactions processed and other transaction or service fees. The Company intends to continue to strategically target verticals where the Company believes its ability to tailor payment solutions to its clients’ needs, its deep knowledge of the Company’s vertical markets and the embedded nature of its integrated payment solutions will drive strong growth by attracting new clients and fostering long-term client relationships.

The Company provides payment processing solutions to clients primarily operating in the personal loans, automotive loans, receivables management, and business-to-business verticals. The Company’s payment processing solutions enable consumers and businesses in these verticals to make payments using electronic payment methods, rather than cash or check, which have historically been the primary methods of payment in these verticals. The Company believes that a growing number of consumers and businesses prefer the convenience and efficiency of paying with cards and other electronic methods and that the Company is poised to benefit from the significant growth opportunity of electronic payment processing as these verticals continue to shift from cash and check to electronic payments. The personal loans vertical is predominately characterized by installment loans, which are typically utilized by consumers to finance everyday expenses. The automotive loans vertical includes a diversified client base across the entire credit spectrum. The Company’s receivables management vertical relates to consumer loan collections, which typically enter the receivables management process due to delinquency on credit card bills or as a result of major life events, such as job loss or major medical issues. The business-to-business vertical relates to transactions occurring between a wide variety of enterprise clients, many of which operate in the automotive, field services, healthcare, HOA management and hospitality industries, as well as educational institutions and governments and municipalities.

The Company’s go-to-market strategy combines direct sales with integrations with key software providers in its target verticals. The integration of the Company’s technology with key software providers in the verticals that the Company serves, including loan management systems, DMS, collection management systems, and enterprise resource planning software systems, allows the Company to embed its omni-channel payment processing technology into its clients’ critical workflow software and ensure seamless operation of the Company’s solutions within its clients’ enterprise management systems. The Company refers to these software providers as its “software integration partners.” This integration allows the Company’s sales force to readily access new client opportunities or respond to inbound leads because, in many cases, a business will prefer, or in some cases only consider, a payments provider that has already integrated or is able to integrate its solutions with the business’ primary enterprise management system. The Company has successfully integrated its technology solutions with numerous, widely-used enterprise management systems in the verticals that it serves, which makes its platform a more

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

compelling choice for the businesses that use them. Moreover, the Company’s relationships with its software integration partners help it to develop deep industry knowledge regarding trends in client needs. The Company’s integrated model fosters long-term relationships with its clients, which supports its volume retention rates that the Company believes are above industry averages. As of December 31, 2023, the Company maintained approximately 262 integrations with various software providers.

The Company has two reportable segments: Consumer Payments and Business Payments. For additional information on segments, see Note 15. Segments to our consolidated financial statements.

Consumer Payments

The Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to collect payments and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”) offering. RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other Independent Sales Organizations (“ISOs”) and payment facilitators. The Consumer Payments segment previously included the Blue Cow Software business (“BCS”), which was sold for $41.9 million in cash on February 15, 2023. The strategic vertical markets served by the Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail. The Consumer Payments segment represented approximately 87% of the Company’s total revenue after any intersegment eliminations for the year ended December 31, 2023.

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, HOA management and hospitality. The Business Payments segment represented approximately 13% of the Company’s total revenue after any intersegment eliminations for the year ended December 31, 2023.

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

In December 2023, the Company completed a $13.6 million intangible assets purchase with a third-party distribution partner, which includes its certain proprietary customer relationships and related contingent and uncertain future payment streams.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Repay Holdings Corporation and its majority-owned subsidiary, Hawk Parent Holdings LLC, along with Hawk Parent Holdings LLC’s wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Services LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC, Marlin Acquirer, LLC, REPAY International LLC, REPAY Canada Solutions ULC, TriSource Solutions, LLC (“TriSource”), Mesa Acquirer, LLC, CDT Technologies LTD (“Ventanex”), Viking GP Holdings, LLC, cPayPlus, LLC (“cPayPlus”), CPS Payment Services, LLC, Media Payments, LLC (“Media Payments”), Custom Payment Systems, LLC, Electronic Payment Providers, LLC, Internet Payment Exchange, LLC, Stratus Payment Solutions, LLC, Clear Payment Solutions, LLC, Harbor Acquisition LLC, Payix Holdings Incorporated and Payix Incorporated. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company uses the accrual basis of accounting

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

Segment Reporting

The Company reports operating results through two reportable segments: (1) Consumer Payments and (2) Business Payments, as further discussed in Note 15. Segments.

There are no significant concentrations by state or geographical location, nor are there any significant individual client concentrations by balance.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposit accounts, money market accounts and short‑term investments with original maturities of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The amount of cash that the Company considers to be available for general purposes was $118.1 million and $64.9 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, approximately 82% of the Company’s total balance of cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although the Company currently believes that the financial institutions with whom the Company does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any losses associated with the Company’s balances in such accounts for the years ended December 31, 2023, 2022 or 2021.

Restricted Cash

Restricted cash primarily consists of (i) ACH settlement funds in transit (“Settlements”) and (ii) collateral reserve funds (“Reserves”). Settlements are held in accounts maintained at the Company’s sponsor banks for the purpose of facilitating the clearing and settlement of funds associated with payments made by or to the Company’s clients via the ACH network. The Company records a corresponding liability for Settlements within Accrued expenses in the Consolidated Balance Sheets. Reserves are held on deposit by the Company’s sponsor banks to secure potential merchant chargebacks or other similar losses or obligations.

Accounts Receivable

Accounts receivable represent amounts due from clients and payment processors for services rendered. The Company has an established process for aging, provisioning and writing-off its uncollectible accounts receivable. Within this process the Company aggregates accounts receivable to the pools of receivables of similar risk characteristics. The allowance for credit losses on accounts receivables is estimated based on how long a receivable has been outstanding (e.g., under 30 days, 30–60 days, etc.). For accounts receivable outstanding more than 90 days, the Company evaluates and assesses whether the loss reserve percentage requires adjustment for reasonable and supportable forecast of relevant economic factors. As of December 31, 2023, the Company’s estimated credit losses on accounts receivable was immaterial.

Concentration of Credit Risk

The Company is highly diversified, and no single client represents greater than 10% of the business on a volume or profit basis. The Company holds cash and cash equivalents with various major financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Earnings per Share

Basic earnings per share of Class A common stock is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

per share of Class A common stock is computed by dividing net income attributable to the Company, by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements, including the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested share-based awards, outstanding ESPP (“Employee Stock Purchase Program”) purchase rights and the Company’s Convertible Senior Notes due 2026 (“2026 Notes”).

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

The Company provides for depreciation of property and equipment using the straight-line method designed to amortize costs over estimated useful lives as follows:

Estimated Useful Life
Furniture, fixtures, and office equipment	5 years
Computers	3 years
Leasehold improvements	Lesser of 5 years or lease term

The Company evaluates the recoverability of property and equipment at least annually or whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. If the carrying amount of property and equipment is determined not to be recoverable, a write-down to fair value is recorded. No impairments were recognized for the years ended December 31, 2023, 2022 and 2021.

Intangible Assets

Intangible assets consist of internal-use software development costs, purchased software, channel relationships, client relationships, certain key personnel non-compete agreements, and trade names. The Company capitalizes internal-use software development costs when the Company has completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The Company is amortizing internal-use software development costs and purchased software on the straight‑line method over a three-year estimated useful life, a ten-year estimated useful life for channel and client relationships, and an estimated useful life for non-compete agreements equal to the term of the agreement. Trade names are determined to have an indefinite useful life. The Company evaluates the recoverability of intangible assets at least annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. During the year ended December 31, 2023, the Company recognized an impairment of $0.1 million related to a trade name write-off of Media Payments, as the Company strategically phased out the trade name of the acquired business. During the year ended December 31, 2022, the Company recognized impairments of $8.1 million related to write-offs of certain trade names, as the Company strategically phased out the trade names of several acquired business, which included BillingTree, Kontrol and Payix. During the year ended December 31, 2021, the Company recognized impairments of $2.2 million related to write-offs of certain trade names, as the Company strategically phased out the trade names of several acquired business, which included TriSource, APS, Ventanex, cPayPlus and CPS.

Goodwill

Goodwill represents the excess of purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is generally allocated to reporting units based upon relative fair value (taking into consideration other factors such as synergies) when an acquired business is integrated into multiple reporting units. The Company’s reporting units are at the operating segment level or one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management. When a business within a reporting unit is disposed

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

of, goodwill is allocated to the disposed business using the relative fair value method. Relative fair value is estimated using a combination of a discounted cash flow (“DCF”) analysis and market valuation approach.

The Company performs a qualitative goodwill assessment at the reporting unit level at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Factors considered in the Company’s qualitative assessment include financial performance, financial forecasts, macroeconomic conditions, industry and market conditions, cost factors, market capitalization, carrying value, and events affecting the reporting units. If, after considering all relevant events and circumstances, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then it is necessary to perform a quantitative impairment test. If the Company elects to bypass the qualitative analysis, or concludes from the Company’s qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed by comparing the fair value of each reporting unit with its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. If the fair value is less than the carrying amount, a non-cash impairment loss is recognized for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Management estimates the fair value of the reporting units using a combination of a DCF calculation, which is a form of the income approach, and a market multiples calculation, which is a form of the market approach. The Company uses internal forecasts to estimate future cash flows expected to be generated by the reporting units when preparing DCF models under the income approach. To discount these cash flows, the Company uses an estimated weighted average cost of capital, which incorporates market and company-specific risk factors. The Company applies comparable publicly traded companies’ multiples (e.g., revenue or Adjusted EBITDA) to the Company’s reporting units’ financial forecasts when using market multiples under the market approach.

During the Company’s annual goodwill impairment testing conducted on December 31, 2023, the Company concluded that goodwill associated with the Business Payments segment became impaired, as this reporting unit was primarily impacted by a change in the discount rate. The Company recognized an impairment loss of $75.7 million on goodwill related to the Business Payments segment within the Impairment loss in the Company’s Consolidated Statements of Operations. The goodwill impairment testing of the Business Payments segment is subject to assumptions and judgments management made as part of the assessment to estimate the fair value of the segment. The income approach required management assumptions, such as assumptions used in the cash flow forecasts, the discount rate, and the terminal value. The market approach required significant judgment in the selection of appropriate peer group companies and valuation multiples.

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

The Company’s performance obligation in its contracts with clients is the promise to stand-ready to provide front-end authorization and back-end settlement payment processing services (“processing services”) for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the client’s use (e.g., number of transactions submitted and processed) of the related processing services. Accordingly, the total transaction price is variable. These services are stand-ready obligations, as the timing and quantity of transactions to be processed is not determinable. Under a stand-ready obligation, the Company’s performance obligation is satisfied over time throughout the contract term rather than at a point in time. Because the service of standing ready to perform processing services is substantially the same each day and has the same pattern of transfer to the client, the Company has determined that its stand-ready performance obligation comprises a series of distinct days of service. Discount fees and other fixed per transaction fees are recognized each day using a time-elapsed output method based on the volume or transaction count at the time the clients’ transactions are processed.

The Company has processing contracts that contain annual minimums to which the Company would be entitled to bill the shortfall between the actual processing revenue incurred during the annual period and the specified minimum in the contract. At the beginning of each annual period, the Company assesses the appropriate amount of the guaranteed minimums (either the fixed consideration or fixed consideration plus estimated overages) to recognize on a time-elapsed basis over the annual period.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

Indirect relationships

As a result of its past acquisitions, the Company has legacy relationships with ISOs, whereby the Company acts as the merchant acquirer for the ISO. The ISO maintains a direct relationship with the sponsor bank and the transaction processor, rather than the Company. Consequently, the Company recognizes revenue for these relationships net of the residual amount remitted to the ISO, based on the fact that the ISO is primarily responsible for providing the transaction processing services to the merchant. The Company is not focused on this sales model, and this relationship will represent an increasingly smaller portion of the business over time.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

Transaction Costs

The Company expenses all transaction costs associated with a business combination as incurred and such expenses are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations. For the years ended December 31, 2023, 2022 and 2021, the Company incurred $3.4 million, $13.7 million and $9.3 million transaction costs, respectively.

Equity Units Awarded

The Repay Holdings Corporation 2019 Omnibus Incentive Plan (as amended, the “Incentive Plan”) provides for the grant of various equity-based incentive awards to employees, directors, consultants and advisors to the Company. The types of equity-based awards that may be granted under the Incentive Plan include: stock appreciation rights (“SARs”), performance stock units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based stock options (“PSOs”) and other stock-based awards. As of December 31, 2023, there were 2,137,122 shares of Class A common stock available for future issuance under the Incentive Plan.

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

PSUs, RSAs, RSUs and stock options granted under the Incentive Plan are measured based on the fair value of the awards on the date of the grant. Compensation expense is recognized for those awards over the requisite service period within Selling, general, and administrative in the Consolidated Statements of Operations. Forfeitures are accounted for as they occur.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values as of December 31, 2023 and 2022, because of the relatively short maturity dates on these instruments. See Note 6. Fair Value of Assets and Liabilities for further discussion.

Leases

The Company evaluates each of its lease and service arrangements at inception to determine if the arrangement is, or contains, a lease and the appropriate classification of each identified lease. A lease exists if the Company obtains substantially all of the economic benefits of, and has the right to control the use of, an asset for a period of time. The Company has operating leases for real estate. Operating leases with an original lease term in excess of twelve months are included in Operating lease right-of-use assets, net, Current operating lease liabilities and Noncurrent operating lease liabilities in the Consolidated Balance Sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate to calculate the present value of lease payments. Lease terms consider options to extend or terminate based on the determination of whether such renewal or termination options are deemed reasonably certain. Lease agreements that contain non-lease components are generally accounted for as a single lease component.

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

ROU assets for operating leases are periodically reduced by impairment losses. During the year ended December 31, 2023, the Company recognized an impairment loss of $0.1 million related to the Consumer Payments segment when the Company entered an agreement with a third party to sublease one of the operating leases. The impairment loss was recorded within Other (loss) income in the Company's Consolidated Statements of Operations. The Company monitors for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in gain or loss in the Consolidated Statements of Operations.

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

Noncontrolling Interest

As of December 31, 2023, 2022, and 2021 the Company held an interest of 94.2%, 92.0%, and 91.9% in Hawk Parent, respectively. For the years ended December 31, 2023, 2022, and 2021, the noncontrolling interest in the net loss of subsidiaries was $6.9 million, $4.1 million, and $6.0 million, respectively.

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

Incurred But Not Reported (“IBNR”) Reserve

IBNR reserve includes the estimated liability related to the claims of the Company’s self-funded medical insurance policy for employees. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of IBNR claims using actuarial methods that are based on many variables, including historical patterns of claims, cost trends, and other factors. At December 31, 2023, the Company recognized $0.9 million of IBNR reserve recorded within Accrued expenses in the Consolidated Balance Sheets.

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

The Company adopted these ASUs for the revolving credit facility as of February 9, 2023. Starting July 1, 2023, the Company applied Secured Overnight Financing Rate (“SOFR”) to the Tax Receivable Agreement (“TRA”) fair value measurement. The adoption of these standards did not have a material impact on the Company’s Consolidated Financial Statements.

Business Combinations

In August 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”)”. ASU 2021-08 requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue (Topic 606), and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. Amendments within ASU 2021-08 are required to be applied prospectively to business combinations occurring on or after the effective date of the amendments.

The Company adopted ASU 2021-08 as of January 1, 2023. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements not yet Adopted

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)”. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the effects of ASU No. 2023-07 on its Consolidated Financial Statements.

Income Taxes

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)”. ASU 2023-09 requires public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the effects of ASU No. 2023-09 on its Consolidated Financial Statements.

3. Revenue

Disaggregation of Revenue

The Company’s revenue is from two types of relationships: (i) direct relationships and (ii) indirect relationships. The following table presents the Company’s revenue disaggregated by segment and by the type of relationship for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31, 2023
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$263,564	$36,989	$(17,139)	$283,414
Indirect relationships	12,144	1,069	—	13,213
Total Revenue	$275,708	$38,058	$(17,139)	$296,627

	Year Ended December 31, 2022
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$234,905	$41,610	$(11,564)	$264,951
Indirect relationships	13,286	990	—	14,276
Total Revenue	$248,191	$42,600	$(11,564)	$279,227

	Year Ended December 31, 2021
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$189,019	$32,837	$(8,604)	$213,252
Indirect relationships	5,025	981	—	6,006
Total Revenue	$194,044	$33,818	$(8,604)	$219,258

The contract asset balance was $1.4 million and $0.5 million as of December 31, 2023 and 2022, respectively, and is included within Prepaid expenses and other in the Consolidated Balance Sheets.

4. Earnings Per Share

During the years ended December 31, 2023 and 2021, basic and diluted net income (loss) per common share is the same since the inclusion of the assumed exchange of all Post-Merger Repay Units, unvested share-based awards, outstanding stock options and 2026 Notes would have been anti-dilutive.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

	Year Ended December 31,
($ in thousands, except per share data)	2023	2022	2021
Income (loss) before income tax expense	$(119,535)	$14,915	$(86,728)
Less: Net loss attributable to non-controlling interests	(6,930)	(4,095)	(5,953)
Income tax (expense) benefit	2,115	(6,174)	30,691
Net income (loss) attributable to the Company	$(110,490)	$12,836	$(50,084)

Weighted average shares of Class A common stock outstanding - basic	90,048,638	88,792,453	83,318,189
Add weighted average effect of dilutive common stock equivalent shares:
Post-Merger Repay Units exchangeable for Class A common stock		7,892,176
Unvested share-based awards of Class A common stock		890,309
Outstanding ESPP purchase rights for Class A common stock		1,554
2026 Notes convertible into Class A common stock		13,095,238
Weighted average shares of Class A common stock outstanding - diluted	90,048,638	110,671,731	83,318,189

Income (loss) per share of Class A common stock outstanding - basic	$(1.23)	$0.14	$(0.60)
Income (loss) per share of Class A common stock outstanding - diluted	$(1.23)	$0.12	$(0.60)

For the years ended December 31, 2023 and 2021, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2023	2021
Post-Merger Repay Units exchangeable for Class A common stock	5,844,095	7,926,576
Unvested share-based awards of Class A common stock	5,204,540	2,515,634
Outstanding stock options for Class A common stock	1,148,822	—
2026 Notes convertible for Class A common stock	13,095,238	13,095,238
Share equivalents excluded from earnings (loss) per share	25,292,695	23,537,448

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented. Each share of the Company’s Class V common stock gives the holder the right to vote the number of shares corresponding to the number of Post-Merger Repay Units held by that holder, but shares of Class V common stock have no economic rights.

5. Business Combinations and Dispositions

Acquisitions

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The following summarizes the purchase consideration paid to the owner of Kontrol:

($ in thousands)
Cash consideration	$7,439
Contingent consideration (1)	500
Total purchase price	$7,939

(1)
Reflects the fair value of the Kontrol earnout payment, the contingent consideration to be paid to the selling members of Kontrol, pursuant to the Kontrol Purchase Agreement as of June 22, 2021. The selling partners of Kontrol will have the contingent earnout right to receive a payment of up to $3.0 million, dependent upon the Gross Profit, as defined in the Kontrol Purchase Agreement. As of December 31, 2022, the fair value of the Kontrol earnout was $0, which resulted in a ($0.9) million adjustment included in the change in fair value of contingent consideration in the Consolidated Statements of Operations for the year ended December 31, 2022.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

Dispositions

On February 15, 2023, the Company sold BCS within the Consumer Payments segment for cash proceeds of $41.9 million. During the year ended December 31, 2023, the Company recognized a loss of $10.0 million associated with the sale, comprised of the difference between the consideration received and the net carrying amount of the assets and liabilities of the business within Loss on business disposition in the Company’s Condensed Consolidated Statement of Operations.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

In connection with the disposition of BCS, the Company recognized a reduction in goodwill of $35.3 million within the Consumer Payments segment. See Note 9. Goodwill for further discussion. For the years ended December 31, 2023 and 2022, BCS contributed $1.2 million and $9.8 million to the Consumer Payments segment revenue, respectively.

Pro Forma Financial Information (Unaudited)

The supplemental consolidated results of the Company on an unaudited pro forma basis give effect to BillingTree, Kontrol and Payix acquisitions as if the transactions had occurred on January 1, 2021. The unaudited pro forma information reflects adjustments for the issuance of the Company’s common stock, debt incurred in connection with the transactions, the impact of the fair value of intangible assets acquired and related amortization and other adjustments the Company believes are reasonable for the pro forma presentation. In addition, the pro forma earnings exclude acquisition-related costs.

($ in thousands, except per share data)	Pro Forma Year Ended December 31, 2021
Revenue	$257,014
Net loss	(54,627)
Net loss attributable to non-controlling interests	(5,813)
Net loss attributable to the Company	(48,814)

Loss per Class A share - basic	$(0.56)
Loss per Class A share - diluted	$(0.56)

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

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$118,096	$—	$—	$118,096
Other assets	—	2,500	—	2,500
Total assets	$118,096	$2,500	$—	$120,596
Liabilities:
Contingent consideration	$—	$—	$—	$—
Borrowings	—	375,650	—	375,650
Tax receivable agreement	—	—	188,911	188,911
Total liabilities	$—	$375,650	$188,911	$564,561

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$64,895	$—	$—	$64,895
Other assets	—	2,500	—	2,500
Total assets	$64,895	$2,500	$—	$67,395
Liabilities:
Contingent consideration	$—	$—	$1,000	$1,000
Borrowings	—	344,280	—	344,280
Tax receivable agreement	—	—	179,127	179,127
Total liabilities	$—	$344,280	$180,127	$524,407

Cash and cash equivalents

Cash and cash equivalents contains operating cash and money market funds. They are classified within Level 1 of the fair value hierarchy, as the price is obtained from quoted market prices in an active market. The carrying amounts of the

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

	Year Ended December 31,
($ in thousands)	2023	2022
Balance at beginning of period	$1,000	$17,047
Purchases	—	—
Payments	(1,000)	(12,747)
Valuation adjustment	—	(3,300)
Balance at end of period	$—	$1,000

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

The following table provides the carrying value and estimated fair value of borrowings. See Note 10. Borrowings for further discussion.

	December 31, 2023		December 31, 2022
($ in thousands)	Carrying value	Fair value	Carrying value	Fair value
Revolving credit facility	$—	$—	$18,177	$20,000
2026 Notes	434,166	375,650	433,142	324,280
Total	$434,166	$375,650	$451,319	$344,280

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

fair value hierarchy, under ASC 820. The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805.

The Company used a discount rate, also referred to as the early termination rate, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 7.1% was applied to the forecasted TRA payments as of December 31, 2023, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance was adjusted by $9.8 million through exchanges of Post-Merger Repay Units, accretion expense and a valuation adjustment, related to an increase in the discount rate, which was 6.48% as of December 31, 2022.

The following table provides a rollforward of the TRA related to the Business Combination and subsequent exchanges of Post-Merger Repay Units. See Note 14. Taxation for further discussion on the TRA.

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Balance at beginning of period	$179,127	$245,828	$229,228
Purchases	3,164	170	2,491
Accretion expense	12,362	7,806	5,065
Valuation adjustment	(5,742)	(74,677)	9,044
Balance at end of period	$188,911	$179,127	$245,828

7. Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
($ in thousands)	2023	2022
Furniture, fixtures, and office equipment	$4,905	$4,014
Computers	4,813	4,889
Leasehold improvements	663	659
Total	10,381	9,562
Less: Accumulated depreciation and amortization	7,248	5,187
	$3,133	$4,375

Depreciation expense for property and equipment was $2.4 million, $2.4 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of December 31, 2023, the indefinite-lived intangible assets consist of one trade name, arising from the acquisitions of Hawk Parent. As of December 31, 2022, the indefinite-lived intangible assets consist of two trade names, arising from the acquisitions of Hawk Parent and Media Payments.

During the year ended December 31, 2023, the Company recognized an impairment of $0.1 million related to a trade name write-off of Media Payments related to the Business Payments segment. The impairment loss was recognized within Impairment loss in the Company’s Consolidated Statements of Operations.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$523,850	$190,591	$333,259	6.32
Channel relationships	29,785	4,792	24,993	8.39
Software costs	246,996	178,323	68,673	0.83
Non-compete agreements	4,580	4,364	216	0.23
Trade name	20,000	—	20,000	—
Balance as of December 31, 2023	$825,211	$378,070	$447,141	4.68

Client relationships	$539,850	$137,515	$402,335	7.40
Channel relationships	16,240	3,168	13,072	8.06
Software costs	196,890	132,322	64,568	0.99
Non-compete agreements	4,580	4,030	550	0.54
Trade name	20,050	—	20,050	—
Balance as of December 31, 2022	$777,610	$277,035	$500,575	5.71

The Company’s amortization expense for intangible assets was $101.4 million, $105.4 million and $88.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future
Year Ending December 31,	Amortization Expense
2024	$78,505
2025	61,883
2026	46,918
2027	38,146
2028	38,602
Thereafter	163,087

9. Goodwill

The Company’s reporting units for goodwill impairment evaluation purposes are the same as its reportable segments. The Company concluded that goodwill was impaired for the Business Payments segment as of December 31, 2023. As of December 31, 2023, accumulated impairment loss was $75.7 million for the Business Payments segment. As of December 31, 2022 and 2021, there were no accumulated impairment losses for either the Consumer Payments or Business Payments segment.

The following table presents changes to goodwill by business segment, for the years ended December 31, 2023 and 2022:

($ in thousands)	Consumer Payments	Business Payments	Total
Balance at December 31, 2021	$743,608	$80,473	$824,081
Measurement period adjustment	3,732	—	3,732
Reallocation	(138,201)	138,201	—
Balance at December 31, 2022	$609,139	$218,674	$827,813
Dispositions	(35,270)	—	(35,270)
Impairments	—	(75,750)	(75,750)
Balance at December 31, 2023	$573,869	$142,924	$716,793

During the year ended December 31, 2023, the Company recognized a reduction in goodwill of $35.3 million related to the disposition of BCS. In addition, the Company recognized an impairment of $75.7 million related to the Business Payments reporting unit during the annual goodwill impairment testing. Determining the fair value of a reporting unit is subject to uncertainty, as the Business Payments reporting unit was primarily impacted by a change in the discount rate. The impairment

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

loss was recognized within Impairment loss in the Company’s Consolidated Statements of Operations. The fair value of the Business Payments reporting unit is considered a level 3 fair value measurement as it includes certain unobservable inputs.

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

On December 29, 2021, the Company increased its existing senior secured credit facilities by $60.0 million to a $185.0 million revolving credit facility pursuant to an amendment to the Amended Credit Agreement. The Company was in compliance with its restrictive covenants under the Amended Credit Agreement at December 31, 2023.

On February 9, 2023, the Company further amended the Amended Credit Agreement to replace London Inter-bank Offer Rate (“LIBOR”) with term SOFR as the interest rate benchmark.

On February 28, 2023, the Company repaid in full the entire amount of $20.0 million of the outstanding revolving credit facility. The undrawn capacity of the existing revolving credit facility under the Amended Credit Agreement became $185.0 million after the repayment.

As of December 31, 2023, the Company had $0 drawn against the revolving credit facility. The Company’s interest expense on the revolving credit facility, including unused commitment fees and amortization of deferred issuance costs, totaled $3.8 million for the year ended December 31, 2023. Interest expense was $4.4 million for the year ended December 31, 2022.

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

During the year ended December 31, 2023, the conversion contingencies of the 2026 Notes were not met, and the conversion terms of the 2026 Notes were not significantly changed.

The following table summarizes the total borrowings under the Amended Credit Agreement and 2026 Notes:

($ in thousands)	December 31, 2023	December 31, 2022
Non-current indebtedness:
Revolving Credit Facility (1)	$—	$20,000
Convertible Senior Debt	440,000	440,000
Total borrowings	440,000	460,000
Less: Long-term loan debt issuance cost (2)	5,834	8,681
Total non-current borrowings	$434,166	$451,319

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

(1)
The revolving credit facility bears interest at variable rates, which were 6.63% as of December 31, 2022.
(2)
The Company incurred $2.8 million, $2.8 million and $2.5 million of interest expense for the amortization of deferred debt issuance costs for the years ended December 31, 2023, 2022 and 2021, respectively.

Following is a summary of principal maturities of borrowings outstanding as of December 31, 2023 for each of the next five years ending December 31 and in the aggregate:

($ in thousands)
2024	$—
2025	—
2026	440,000
2027	—
2028	—
$440,000

11. Commitments and Contingencies

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

On September 27, 2023, the Company entered an agreement with a third party to sublease one of the operating leases. The Company performed an impairment analysis and used the market approach to calculate the fair value of the associated ROU asset. An impairment loss of $0.1 million related to Consumer Payments segment was recorded within Other (loss) income in the Company’s Consolidated Statements of Operations as the result of the reassessment. During the year ended December 31, 2023, the Company recognized sublease income of $0.1 million within Other (loss) income in the Company’s Consolidated Statements of Operations.

The components of lease costs are presented in the following table:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Components of total lease costs:
Operating lease costs	$2,378	$2,678	$2,370
Short-term lease costs	30	52	101
Variable lease costs	—	—	—
Total lease costs	$2,408	$2,730	$2,471

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Amounts reported in the Consolidated Balance Sheets were as follows:

($ in thousands)	December 31, 2023	December 31, 2022
Operating Leases:
Right-of-use assets	$8,023	$9,847
Lease liability, current	1,629	2,263
Lease liability, long-term	7,247	8,295
Total lease liabilities	$8,876	$10,558

Weighted-average remaining lease term (in years)	4.3	4.7
Weighted-average discount rate (annualized)	5.8%	4.5%

Other information related to leases are as follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,312	$2,592	$2,169
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	—	2,511	2,438

The following table presents a maturity analysis of the Company’s operating leases liabilities as of December 31, 2023:

($ in thousands)
2024	$2,084
2025	2,056
2026	2,019
2027	1,213
2028	734
Thereafter	2,808
Total undiscounted lease payments	10,914
Less: Imputed interest	2,038
Total lease liabilities	$8,876

12. Related Party Transactions

Related party payables consisted of the following:

	December 31,	December 31,
($ in thousands)	2023	2022
CPS accrued earnout liability	$—	$1,000
Other payables to related parties	—	—
	$—	$1,000

The Company incurred transaction costs on behalf of related parties of $5.4 million, $10.6 million and $8.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. These costs consist of retention bonuses and other compensation to employees, associated with the costs resulting from the integration of new businesses.

The Company held receivables from related parties of $0.1 million and $0.3 million as of December 31, 2023 and 2022, respectively. These amounts were due from employees, related to tax withholding on vesting of equity compensation. See Note 13. Share Based Compensation for more detail on these restricted share awards. Further, the Company owed employees $0.0 million for amounts paid on behalf of the Company as of both December 31, 2023 and 2022.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The Company owed $0 and $1.0 million to related parties, in the form of contingent consideration payable to the sellers CPS, who were employees of Repay, as of December 31, 2023 and 2022, respectively. In March 2023, the Company paid the CPS earnout payment of $1.0 million.

13. Share Based Compensation

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

Under this plan, the Company currently has four types of share-based compensation awards outstanding: PSUs, RSAs, RSUs and PSOs.

The following table summarized share-based compensation expense and the related income tax benefit recognized for the Company’s share-based compensation awards:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Share-based compensation expense	$22.2	$20.3	$22.3
Income tax benefit	1.7	2.1	3.4

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

Activity for RSAs for the year ended December 31, 2023 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	2,111,635	$16.23
Granted	2,727,476	6.28
Forfeited (1)	593,411	12.78
Vested	695,335	15.75
Unvested at December 31, 2023	3,550,365	9.26

Activity for RSUs for the year ended December 31, 2023 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	108,909	$13.22
Granted	171,384	7.41
Forfeited	—	—
Vested	108,909	13.22
Unvested at December 31, 2023	171,384	7.41
(1)
The forfeited shares include shares forfeited as a result of employee terminations and shares withheld to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards under the

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Incentive Plan during the year ended December 31, 2023; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

PSUs

The grant date fair value of a PSU is based on quoted market value of the Company’s Class A common stock on the grant date or estimated using the Monte Carlo simulation. PSUs reflect a relative total shareholder return measure, such that the Company’s total shareholder return relative to a comparator group is the performance condition that determines the number of shares (if any) ultimately issued upon vesting. Compensation expense is recognized on a graded vesting basis over the applicable performance or service period. The performance or service period for awards granted is three years.

Activity for PSUs for the year ended December 31, 2023 was as follows:

	Class A Common Stock (1)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	634,023	$19.19
Granted	1,102,497	8.87
Forfeited	253,729	22.88
Vested	—	—
Unvested at December 31, 2023	1,482,791	10.88
(1)
Represent shares to be paid out at 100% target level.

For PSUs, RSAs, and RSUs vested during the year ended December 31, 2023, the total fair value, based upon the Company’s Class A common stock price at the date vested, was $8.0 million. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $24.9 million as of December 31, 2023, which is expected to be recognized as expense over the weighted-average period of 1.86 years.

Stock Options

Stock options are granted with an exercise price equal to the market value of the Company’s common stock on the grant date and have a term of seven years. Stock options vest in three tranches, and each tranche may vest upon the later of (i) the date that the market value of the Company’s common stock for a period of twenty consecutive trading days exceeds a stock price goal and (ii) the corresponding time based service requirement.

Activity for PSOs for the year ended December 31, 2023 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	—	$—	—	$—
Granted	1,148,822	6.13
Forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2023	1,148,822	$6.13	7.0	$2,768,661

Options vested and exercisable at December 31, 2023	—	$—	—	$—

The Company recognized compensation expense for PSOs of $1.4 million during the year ended December 31, 2023. Unrecognized compensation expense related to outstanding PSOs was $1.6 million at December 31, 2023, which is expected to be recognized as expense over the weighted-average period of 1.54 years.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The weighted average grant date fair value of PSOs granted during the year ended December 31, 2023 was $2.61. Fair value was estimated on the date of grant using Monte Carlo simulation with the following weighted average assumptions:

Year Ended December 31, 2023
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

14. Taxation

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

The components of loss before income taxes are as follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Domestic	$(121,593)	$13,305	$(87,353)
Foreign	2,058	1,610	625
Income (loss) before income tax expense (benefit)	$(119,535)	$14,915	$(86,728)

The Company recorded a provision for income tax as follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Current expense
Federal	$591	$1,300	$35
State	332	263	2
Foreign	556	419	—
Total current expense	$1,479	$1,982	$37
Deferred expense
Federal	$(1,858)	$1,421	$(18,113)
State	(1,736)	2,755	(12,800)
Foreign	—	16	185
Total deferred expense (benefit)	(3,594)	4,192	(30,728)
Income tax expense (benefit)	$(2,115)	$6,174	$(30,691)

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2023	2022	2021
Federal income tax expense	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.1%	0.8%	5.2%
Income attributable to noncontrolling interest	(1.3%)	5.8%	(1.4%)
Excess tax shortfall related to share-based compensation	(1.9%)	5.6%	0.6%
Business disposition	(6.2%)	0.0%	0.0%
Goodwill impairment	(12.3%)	0.0%	0.0%
Change in fair value of contingent consideration	0.0%	(4.0%)	0.0%
Foreign rate differential	(0.3%)	1.4%	0.0%
R&D credit - Federal	1.1%	(4.8%)	0.0%
Provision to return - Federal	0.5%	(3.8%)	0.0%
State rate change impact on deferred taxes	1.2%	19.0%	9.5%
Other, net	(0.1%)	0.5%	0.5%
Effective tax rate	1.8%	41.4%	35.4%

The Company’s effective tax rate was 1.8%, 41.4% and 35.4% for the years ended December 31, 2023, 2022 and 2021, respectively. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate of 21% was primarily influenced by the fact that the Company is not liable for the income taxes on the portion of Hawk Parent’s earnings that are attributable to noncontrolling interests, the impact of the goodwill impairment, the excess tax shortfall related to share-based compensation and the business disposition. Further, the comparison is reflective of the effect of remeasuring net deferred tax assets for state tax rate changes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Details of the Company’s deferred tax assets and liabilities are as follows:

($ in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets
Tax Credits	$4,720	$3,140
Section 163(j) Limitation Carryover	—	354
Acquisition Costs	289	313
Federal Net Operating Losses	26,988	31,160
State Net Operating Losses	5,604	6,308
Foreign Net Operating Losses	—	—
Other Assets	(12)	66
Partnership basis tax differences	134,422	126,806
Total deferred tax asset	172,011	168,147
Valuation allowance	(11,924)	(15,468)
Total deferred tax asset, net of valuation allowance	160,087	152,679
Deferred tax liabilities
Other intangibles - Payix	(4,679)	(6,230)
Other liabilities	(8,536)	(10,079)
Total deferred tax liabilities	(13,215)	(16,309)
Net deferred tax assets	$146,872	$136,370

As a result of the finalization of 2022 income tax returns, Post-Merger Repay Unit exchanges during the year ended December 31, 2023, and estimates of current year activity, the Company recognized a reduction of the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) in the amount of $3.8 million, compared to a reduction of $0.9 million during the year ended December 31, 2022, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions, a ceiling rule limitation arising under Internal Revenue Code (the “Code”) sec. 704(c). As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind,

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized as of December 31, 2023. As such, a 100% valuation allowance was recognized.

As of December 31, 2023, the Company had net tax effected federal and state (net of federal benefit) net operating losses (“NOLs”) of $32.6 million, of which approximately $29.1 million have an indefinite life. NOLs of approximately $3.3 million and $0.1 million will begin to expire in 2034 and 2028, respectively. As of December 31, 2023, the Company had federal and state tax credit carryforwards of $3.6 million and $1.1 million, respectively, which will begin to expire in 2039 and 2032. The Company believes as of December 31, 2023, based on the weight of all positive and negative evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the NOLs and tax credits and, as such, no valuation allowance was recorded.

No uncertain tax positions existed as of December 31, 2023.

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

As of December 31, 2023, the Company had a liability of $188.9 million related to its projected obligations under the TRA, which is captioned as the tax receivable agreement liability in the Company’s Consolidated Balance Sheets. The increase of $9.8 million in the TRA liability for the year ended December 31, 2023, was primarily a result of the change in the Early Termination Rate, offset by subsequent exchanges of Post-Merger Repay Units occurring during the period, as well as increase to the TRA liability as a result of accretion.

15. Segments

The Company organizes its business structure around two operating segments based on review of discrete financial results for each of the operating segments by the Company’s chief operating decision maker (“CODM”), for performance assessment and resource allocation purposes. Each of the Company’s operating segments represents a reportable segment based on ASC 280, Segment Reporting. The Company’s two reportable segments are as follows: (1) Consumer Payments and (2) Business Payments.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The following table presents revenue and gross profit for each reportable segment.

	Year Ended December 31,
($ in thousand)	2023	2022	2021
Revenue
Consumer Payments	$275,708	$248,191	$194,044
Business Payments	38,058	42,600	33,818
Elimination of intersegment revenues (1)	(17,139)	(11,564)	(8,604)
Total revenue	$296,627	$279,227	$219,258
Gross profit (2)
Consumer Payments	$216,096	$195,542	$148,614
Business Payments	27,967	30,423	23,764
Elimination of intersegment revenues	(17,139)	(11,564)	(8,604)
Total gross profit	$226,924	$214,401	$163,774

Total other operating expenses (3)	$338,337	$261,602	$217,771
Total other income (expense)	(8,122)	62,116	(32,731)
Income (loss) before income tax benefit (expense)	(119,535)	14,915	(86,728)
Income tax benefit (expense)	2,115	(6,174)	30,691
Net income (loss)	$(117,420)	$8,741	$(56,037)
(1)
Represents intercompany eliminations between segments for consolidation purpose.
(2)
Represents revenue less costs of services.
(3)
Represents total operating expenses less costs of services (exclusive of depreciation and amortization).

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of December 31, 2023. The CODM reporting package does not include interest income (expense), net, depreciation and amortization, income tax benefit (expense) and discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.

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

Our management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023, an amendment to this Form 10-K or a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act relating to the Company’s annual meeting of stockholders to be held in 2023 (as applicable, the “Part III Filing”). Such information will be set forth in such Part III Filing and is incorporated herein by reference.

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

10.24+

Employment Agreement, dated April 1, 2020, between Repay Management Services and Jacob H. Moore (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on May 10, 2022).

10.25+

First Amendment to Employment Agreement, dated March 1, 2021, between Repay Management Services and Jacob H. Moore (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on May 10, 2022).

10.26+

Second Amendment to Employment Agreement, dated March 20, 2023, between Repay Management Services LLC and Jacob H. Moore (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531) filed on March 23, 2023).

10.27+

Employment Agreement, dated as of January 20, 2022, by and between Repay Management Services LLC and David Guthrie (incorporated by reference to Exhibit 10.5 of the Company’s form 10-Q (File No. 001-38531), filed with the SEC on May 10, 2023).

10.28+

First Amendment to Employment Agreement dated March 20, 2023, between Repay Management Services LLC and David Guthrie (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on May 10, 2020).

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

10.35+

Repay Holdings Corporation Form of Restricted Stock Award Agreement (2022) (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K (File No. 001-38531) filed with the SEC on March 1, 2022).

10.36+

Form of Restricted Stock Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001- 38531) filed on March 23, 2023).

10.37+

Form of Performance-Based Restricted Stock Units Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001- 38531) filed on March 23, 2023).

10.38+

Form of Performance-Based Non-Qualified Stock Option Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001- 38531) filed on March 23, 2023).

10.39+*	Form of Performance-Based Restricted Stock Units Award Agreement (Adjusted EBITDA) between the Company and the Grantee named therein
21.1*	Subsidiaries of the registrant
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation.

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

Repay Holdings Corporation

February 29, 2024	By:	/s/ John Morris
John Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities as of February 29, 2024.

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