Form 10-Q
period 2024-03-31
Repay Holdings Corp
filed 2024-05-09
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there are 95,786,041 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 4,290,809 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of May 3, 2024, the holders of such outstanding shares of Class V common stock also hold 5,844,095 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended March 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, anticipated benefits from our recent acquisitions, expected demand on our product offerings, including further implementation of electronic payment options and statements regarding our market and growth opportunities, and our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to: exposure to economic conditions and political risk affecting the consumer loan market, the receivables management industry and consumer and commercial spending, including bank failures or other adverse events affecting financial institutions, inflationary pressures, general economic slowdown or recession; changes in the payment processing market in which we compete, including with respect to its competitive landscape, technology evolution or regulatory changes; changes in the vertical markets that we target, including the regulatory environment applicable to our clients; the ability to retain, develop and hire key personnel; risks relating to our relationships within the payment ecosystem; risk that we may not be able to execute our growth strategies, including identifying and executing acquisitions; risks relating to data security; changes in accounting policies applicable to us; the risk that we may not be able to maintain effective internal controls; and those risks described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

($ in thousands)	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$128,318	$118,096
Accounts receivable	39,984	36,017
Prepaid expenses and other	15,727	15,209
Total current assets	184,029	169,322

Property, plant and equipment, net	2,642	3,133
Restricted cash	26,512	26,049
Intangible assets, net	431,734	447,141
Goodwill	716,793	716,793
Operating lease right-of-use assets, net	5,939	8,023
Deferred tax assets	146,571	146,872
Other assets	2,500	2,500
Total noncurrent assets	1,332,691	1,350,511
Total assets	$1,516,720	$1,519,833

Liabilities
Accounts payable	$23,709	$22,030
Accrued expenses	27,924	32,906
Current operating lease liabilities	1,241	1,629
Current tax receivable agreement	—	580
Other current liabilities	549	318
Total current liabilities	53,423	57,463

Long-term debt	434,877	434,166
Noncurrent operating lease liabilities	5,435	7,247
Tax receivable agreement, net of current portion	191,244	188,331
Other liabilities	2,443	1,838
Total noncurrent liabilities	633,999	631,582
Total liabilities	$687,422	$689,045

Commitments and contingencies (Note 10)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized; 92,910,302 issued and 91,493,792 outstanding as of March 31, 2024; 92,220,494 issued and 90,803,984 outstanding as of December 31, 2023	9	9
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Treasury stock, 1,416,510 shares as of March 31, 2024 and December 31, 2023	(12,528)	(12,528)
Additional paid-in capital	1,155,215	1,151,324
Accumulated deficit	(328,882)	(323,670)
Total Repay stockholders' equity	$813,814	$815,135
Non-controlling interests	15,484	15,653
Total equity	$829,298	$830,788
Total liabilities and equity	$1,516,720	$1,519,833

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2024	2023
Revenue	$80,720	$74,537
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	19,175	17,965
Selling, general and administrative	37,021	38,518
Depreciation and amortization	27,028	26,140
Loss on business disposition	—	9,878
Total operating expenses	83,224	92,501
Loss from operations	(2,504)	(17,964)
Other income (expense)
Interest income (expense), net	380	(923)
Change in fair value of tax receivable liability	(2,913)	(4,538)
Other (loss) income, net	(26)	(150)
Total other income (expense)	(2,559)	(5,611)
Loss before income tax expense	(5,063)	(23,575)
Income tax expense	(302)	(4,357)
Net loss	$(5,365)	$(27,932)
Less: Net loss attributable to non-controlling interests	(153)	(1,540)
Net loss attributable to the Company	$(5,212)	$(26,392)

Loss per Class A share attributable to the Company:
Basic and diluted	$(0.06)	$(0.30)
Weighted-average shares outstanding:
Basic and diluted	91,218,208	88,615,760

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at December 31, 2022	88,276,613	$9	100	$-	$1,117,733	$(10,000)	$(213,180)	$33,731	$928,293
Exchange of Post-Merger Repay Units	14,460	-		-	61	-	-	(61)	-
Release of share awards vested under Incentive Plan	528,843	-		-	-	-	-	-	-
Tax withholding related to shares vesting under Incentive Plan	(147,727)	-		-	(1,210)	-	-	5	(1,205)
Stock-based compensation	-	-		-	4,134	-	-	(81)	4,053
Tax distribution from Hawk Parent	-	-		-	-	-	-	(54)	(54)
Net loss	-	-		-	-	-	(26,392)	(1,540)	(27,932)
Balance at March 31, 2023	88,672,189	$9	100	$-	$1,120,718	$(10,000)	$(239,572)	$32,000	$903,155

Balance at December 31, 2023	90,803,984	$9	100	$-	$1,151,324	$(12,528)	$(323,670)	$15,653	$830,788
Release of share awards vested under Incentive Plan	935,184	-		-	-	-	-	-	-
Tax withholding related to shares vesting under Incentive Plan	(245,376)	-		-	(2,412)	-	-	5	(2,407)
Stock-based compensation	-	-		-	6,303	-	-	(21)	6,282
Net loss	-	-		-	-	-	(5,212)	(153)	(5,365)
Balance at March 31, 2024	91,493,792	$9	100	$-	$1,155,215	$(12,528)	$(328,882)	$15,484	$829,298

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(5,365)	$(27,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,028	26,140
Stock based compensation	6,282	4,054
Amortization of debt issuance costs	712	712
Loss on business disposition	—	9,878
Fair value change in tax receivable agreement liability	2,913	4,538
Deferred tax expense	302	4,357
Change in accounts receivable	(3,967)	(2,541)
Change in prepaid expenses and other	(520)	3,921
Change in operating lease ROU assets	2,084	270
Change in accounts payable	1,679	(916)
Change in related party payable	—	435
Change in accrued expenses and other	(4,982)	(1,716)
Change in operating lease liabilities	(2,201)	(264)
Change in other liabilities	836	(105)
Net cash provided by operating activities	24,801	20,831
Cash flows from investing activities
Purchases of property and equipment	(87)	(528)
Capitalized software development costs	(11,042)	(13,201)
Proceeds from sale of business, net of cash retained	—	40,423
Net cash (used in) provided by investing activities	(11,129)	26,694
Cash flows from financing activities
Payments on long-term debt	—	(20,000)
Payments for tax withholding related to shares vesting under Incentive Plan	(2,407)	(1,205)
Distributions to Members	—	(54)
Payment of Tax Receivable Agreement (“TRA”)	(580)	—
Payment of contingent consideration liability up to acquisition-date fair value	—	(1,000)
Net cash used in financing activities	(2,987)	(22,259)
Increase in cash, cash equivalents and restricted cash	10,685	25,266
Cash, cash equivalents and restricted cash at beginning of period	$144,145	$93,563
Cash, cash equivalents and restricted cash at end of period	$154,830	$118,829

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$200	$449

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

The Company is headquartered in Atlanta, Georgia.

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and accompanying notes, which are included in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Repay Holdings Corporation and its majority-owned subsidiary, Hawk Parent Holdings LLC, along with Hawk Parent Holdings LLC’s wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Services LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC, Marlin Acquirer, LLC, REPAY International LLC, REPAY Canada Solutions ULC, TriSource Solutions, LLC (“TriSource”), Mesa Acquirer, LLC, CDT Technologies LTD (“Ventanex”), Viking GP Holdings, LLC, cPayPlus, LLC (“cPayPlus”), CPS Payment Services, LLC, Media Payments, LLC, Custom Payment Systems, LLC, Electronic Payment Providers, LLC, Internet Payment Exchange, LLC, Stratus Payment Solutions, LLC, Clear Payment Solutions, LLC, Harbor Acquisition LLC, Payix Holdings Incorporated and Payix Incorporated. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Reclassifications

The Company changed its presentation for Interest expense to Interest income (expense), net within the Condensed Consolidated Statements of Operations. Prior period amounts have been revised to conform to the current presentation.

Segment Reporting

The Company reports operating results through two reportable segments: (1) Consumer Payments and (2) Business Payments, as further discussed in Note 13. Segments.

Recently Issued Accounting Pronouncements not yet Adopted

Segment Reporting

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)”. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the effects of ASU No. 2023-07 on its Consolidated Financial Statements.

Income Taxes

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)”. ASU 2023-09 requires public business entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the effects of ASU No. 2023-09 on its Consolidated Financial Statements.

3. Revenue

Disaggregation of revenue

The Company’s revenue is from two types of relationships: (i) direct relationships and (ii) indirect relationships. The following table presents the Company’s revenue disaggregated by segment and by the type of relationship for the periods indicated.

	Three Months Ended March 31, 2024
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$73,311	$9,471	$(5,093)	$77,689
Indirect relationships	2,825	206	—	3,031
Total Revenue	$76,136	$9,677	$(5,093)	$80,720

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2023
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$66,473	$8,434	$(4,078)	$70,829
Indirect relationships	3,467	241	—	3,708
Total Revenue	$69,940	$8,675	$(4,078)	$74,537

When the Company’s right to consideration for performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount the Company has billed to the client is recognized as a contract asset. The contract asset balance was $1.3 million and $1.4 million as of March 31, 2024 and December 31, 2023, respectively, and is included within Prepaid expenses and other in the Consolidated Balance Sheets.

4. Earnings Per Share

During the three months ended March 31, 2024 and 2023, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested share-based awards, outstanding stock options and the Company’s Convertible Senior Notes due 2026 (“2026 Notes”) would have been anti-dilutive.

The following table summarizes net loss attributable to the Company and the weighted average basic and diluted shares outstanding:

	Three Months Ended March 31,
($ in thousands, except per share data)	2024	2023
Loss before income tax expense	$(5,063)	$(23,575)
Less: Net loss attributable to non-controlling interests	(153)	(1,540)
Income tax expense	(302)	(4,357)
Net loss attributable to the Company	$(5,212)	$(26,392)

Weighted average shares of Class A common stock outstanding - basic and diluted	91,218,208	88,615,760

Loss per share of Class A common stock outstanding - basic and diluted	$(0.06)	$(0.30)

For the three months ended March 31, 2024 and 2023, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Post-Merger Repay Units exchangeable for Class A common stock	5,844,095	7,861,271
Unvested share-based awards of Class A common stock	6,072,126	5,906,580
Outstanding stock options for Class A common stock	1,148,822	1,148,822
2026 Notes convertible into Class A common stock	13,095,238	13,095,238
Share equivalents excluded from loss per share	26,160,281	28,011,911

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

5. Business Disposition

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

In connection with the disposition of BCS, the Company recognized a reduction in goodwill of $35.3 million within the Consumer Payments segment. See Note 8. Goodwill for further discussion. For the three months ended March 31, 2023, BCS contributed $1.2 million to the Consumer Payments segment revenue.

Transaction Expenses

The Company incurred transaction expenses of $3.4 million for the three months ended March 31, 2023 related to the disposition of BCS. Transaction expenses are included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

	March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$128,318	$—	$—	$128,318
Restricted cash	26,512	—	—	26,512
Other assets	—	2,500	—	2,500
Total assets	$154,830	$2,500	$—	$157,330
Liabilities:
Borrowings	$—	$407,550	$—	$407,550
Tax receivable agreement	—	—	191,244	191,244
Total liabilities	$—	$407,550	$191,244	$598,794

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$118,096	$—	$—	$118,096
Restricted cash	26,049	—	—	26,049
Other assets	—	2,500	—	2,500
Total assets	$144,145	$2,500	$—	$146,645
Liabilities:
Borrowings	$—	$375,650	$—	$375,650
Tax receivable agreement	—	—	188,911	188,911
Total liabilities	$—	$375,650	$188,911	$564,561

Cash and cash equivalents

Cash and cash equivalents contains cash on hand, demand deposit accounts, money market accounts and short term investments with original maturities of three months or less. They are classified within Level 1 of the fair value hierarchy, under Accounting Standard Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”), as the price is obtained from quoted market prices in an active market. The carrying amounts of the Company’s cash and cash equivalents approximate their fair values due to the short maturities and highly liquid nature of these accounts.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Restricted Cash

Restricted cash is classified within Level 1 of the fair value hierarchy under ASC 820, as the primary component is cash that is used as collateral for debts. The carrying amounts of the Company’s restricted cash approximate their fair values due to the highly liquid nature.

Other assets

Other assets contain a minority equity investment in a privately-held company. The Company elected a measurement alternative for measuring this investment, in which the carrying amount is adjusted based on any observable price changes in orderly transactions. The investment is classified as Level 2 as observable adjustments to value are infrequent and occur in an inactive market.

Borrowings

The revolving credit facility and 2026 Notes are measured at amortized cost, which the carrying value is unpaid principal net of unamortized debt discount and debt issuance costs. The estimated fair value of the revolving credit facility approximates the unpaid principal because its interest rate approximates market interest rates. The estimated fair value of the 2026 Notes is determined using the quoted prices from over-the-counter markets. The estimated fair value of the Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the market interest rates and quoted prices are generally observable and do not contain a high level of subjectivity. As of March 31, 2024 and December 31, 2023, the Company had $0 drawn against the revolving credit facility.

The following table provides the carrying value and estimated fair value of borrowings. See Note 9. Borrowings for further discussion on borrowings.

	March 31, 2024		December 31, 2023
($ in thousands)	Carrying value	Fair value	Carrying value	Fair value
2026 Notes	$434,877	$407,550	$434,166	$375,650

Tax Receivable Agreement

Upon the completion of the Business Combination, the Company entered into the TRA with holders of Post-Merger Repay Units. As a result of the TRA, the Company established a liability in its condensed consolidated financial statements. The TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Post-Merger Repay Unit holders. These inputs are not observable in the market; thus, the TRA is classified within Level 3 of the fair value hierarchy, under ASC 820. The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805, Business Combinations, which is recorded within Change in fair value of tax receivable liability in the Company’s Condensed Consolidated Statements of Operations.

The Company used a discount rate, also referred to as the Early Termination Rate, as defined in the TRA, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 7.06% was applied to the forecasted TRA payments at March 31, 2024, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. During the three months ended March 31, 2024, the TRA balance was adjusted by $2.3 million through a payment, accretion expense and a valuation adjustment, related to a decrease in the income tax rate used to measure the TRA as of the Early Termination Date and a decrease in the discount rate, which was 7.1% as of December 31, 2023.

The following table provides a rollforward of the TRA related to the acquisition and exchanges of Post-Merger Repay Units. See Note 12. Taxation for further discussion on the TRA.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
($ in thousands)	2024	2023
Balance at beginning of period	$188,911	$179,127
Purchases	—	31
Payments	(580)	—
Accretion expense	3,324	—
Valuation adjustment	(411)	4,538
Balance at end of period	$191,244	$183,696

7. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of March 31, 2024 and December 31, 2023, the indefinite-lived intangible assets consist of one trade name, arising from the acquisition of Hawk Parent.

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$523,850	$203,770	$320,080	6.07
Channel relationships	29,885	5,549	24,336	8.14
Software costs	257,938	190,770	67,168	0.78
Non-compete agreements	4,580	4,430	150	0.16
Trade name	20,000	—	20,000	—
Balance as of March 31, 2024	$836,253	$404,519	$431,734	4.44

Client relationships	$523,850	$190,591	$333,259	6.32
Channel relationships	29,785	4,792	24,993	8.39
Software costs	246,996	178,323	68,673	0.83
Non-compete agreements	4,580	4,364	216	0.23
Trade name	20,000	—	20,000	—
Balance as of December 31, 2023	$825,211	$378,070	$447,141	4.68

The Company’s amortization expense for intangible assets was $26.4 million and $25.4 million for the three months ended March 31, 2024 and 2023, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future
Year Ending December 31,	Amortization Expense
2024	$72,126
2025	74,071
2026	67,199
2027	55,024
2028	55,167
Thereafter	88,147

8. Goodwill

There were no changes in the carrying amount of goodwill for either the Consumer Payments or Business Payments segment during the three months ended March 31, 2024.

The Company concluded that goodwill was not impaired for either the Consumer Payments or Business Payments segment as of March 31, 2024. As of March 31, 2024 and December 31, 2023, accumulated impairment losses were $75.7 million for the Business Payments segment.

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

As of March 31, 2024, the Company had $0 drawn against the revolving credit facility. The Company’s interest expense on the revolving credit facility, including unused commitment fees and amortization of deferred issuance costs, totaled $0.9 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

Convertible Senior Debt

On January 19, 2021, the Company issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 in a private placement. The initial conversion rate of any 2026 Notes was 29.7619 shares of Class A common stock per $1,000 principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $33.60 per share of Class A common stock). Upon conversion of the 2026 Notes, the Company may choose to pay or deliver cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed. Subject to Nasdaq requirements, the Company controls the conversion rights prior to November 3, 2025, unless a fundamental change or an event of default occurs.

During the three months ended March 31, 2024, the conversion contingencies of the 2026 Notes were not met, and the conversion terms of the 2026 Notes were not significantly changed.

The following table summarizes the total borrowings under the Amended Credit Agreement and 2026 Notes:

($ in thousands)	March 31, 2024	December 31, 2023
Non-current indebtedness:
Convertible Senior Debt	$440,000	$440,000
Total borrowings	440,000	440,000
Less: Long-term loan debt issuance cost (1)	5,123	5,834
Total non-current borrowings	$434,877	$434,166

(1)
The Company incurred $0.7 million of interest expense for the amortization of deferred debt issuance costs for the three months ended March 31, 2024. The Company incurred $2.8 million of interest expense for the amortization of deferred debt issuance costs for the year ended December 31, 2023.

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

On December 31, 2023, the Company entered an amendment for one of the existing leases to relocate to another space within the building commencing on August 1, 2024. The landlord provides a construction allowance, in the form of reimbursements, of up to $1.4 million related to approved improvements and renovations of the landlord’s property during the construction period between February 1, 2024 to July 31, 2024. As of March 31, 2024, no significant construction has taken place.

During the three months ended March 31, 2024, the Company recognized sublease income of $0.1 million within Other (loss) income in the Company’s Consolidated Statements of Operations.

The components of lease cost are presented in the following table:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Components of total lease costs:
Operating lease cost	$428	$659
Short-term lease cost	6	5
Variable lease cost	—	—
Total lease cost	$434	$664

Amounts reported in the Condensed Consolidated Balance Sheets were as follows:

($ in thousands)	March 31, 2024	December 31, 2023
Operating leases:
ROU assets	$5,939	$8,023
Lease liability, current	1,241	1,629

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Lease liability, long-term	5,435	7,247
Total lease liabilities	$6,676	$8,876

Weighted-average remaining lease term (in years)	4.5	4.3
Weighted-average discount rate (annualized)	6.1%	5.8%

Other information related to leases are as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$551	$675
ROU assets obtained in exchange for lease liabilities:
Operating leases	—	—

The following table presents a maturity analysis of the Company’s operating leases liabilities as of March 31, 2024:

($ in thousands)
2024	$1,356
2025	1,390
2026	1,335
2027	924
2028	734
Thereafter	2,808
Total undiscounted lease payments	8,547
Less: Imputed interest	1,871
Total lease liabilities	$6,676

11. Share Based Compensation

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

	Three Months Ended March 31,
($ in millions)	2024	2023
Share-based compensation expense	$6.3	$4.1
Income tax benefit	2.2	1.1

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Activity for RSAs for the three months ended March 31, 2024 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	3,550,365	$9.26
Granted	1,832,799	7.97
Forfeited (1)	275,405	11.28
Vested	689,808	10.70
Unvested at March 31, 2024	4,417,951	$8.38

Activity for RSUs for the three months ended March 31, 2024 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	171,384	$7.41
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2024	171,384	$7.41

Activity for PSUs for the three months ended March 31, 2024 was as follows:

	Class A Common Stock (2)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	1,482,791	$10.88
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2024	1,482,791	$10.88

(1)
The forfeited shares include shares forfeited as a result of employee terminations and shares withheld to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards under the Incentive Plan during the three months ended March 31, 2024; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.
(2)
Represent shares to be paid out at 100% target level.

For PSUs, RSAs, and RSUs vested during the three months ended March 31, 2024, the total fair value, based upon the Company’s Class A common stock price at the date vested, was $7.4 million. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $33.4 million at March 31, 2024, which is expected to be recognized as expense over the weighted-average period of 2.0 years.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock Options

Activity for PSOs for the three months ended March 31, 2024 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,148,822	6.13	7.0	$2,768,661
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at March 31, 2024	1,148,822	$6.13	7.0	$5,594,763

Options vested and exercisable at March 31, 2024	—	$—	—	$—

The Company recognized compensation expense for PSOs of $0.5 million during the three months ended March 31, 2024. Unrecognized compensation expense related to outstanding PSOs was $1.1 million at March 31, 2024, which is expected to be recognized as expense over the weighted-average period of 1.5 years.

The weighted average grant date fair value of PSOs granted during the three months ended March 31, 2023 was $2.61. Fair value was estimated on the date of grant using Monte Carlo simulation with the following weighted average assumptions:

Three Months Ended March 31, 2023
Risk-free interest rate	3.42%
Expected volatility	52.82%
Dividend yield	0%
Expected term (in years)	4.5

The risk-free interest rate was based on the yield of a zero-coupon U.S. Treasury security with a maturity equal to the contractual term of seven years. The assumption on expected volatility was based on the average of historical peer group volatilities using daily prices. The dividend yield assumption was determined as 0% since the Company pays no dividends. Expected term was based on the simplified method outlined in Staff Accounting Bulletin No. 14, Share-Based Payment due to the fact that Company does not have sufficient historical data upon which to estimate an expected term. Given that the Company’s Class A common stock has been publicly traded for less than seven years, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the grant date.

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

12. Taxation

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

certain state and local income taxes. Hawk Parent’s members, including Repay Holdings Corporation, are liable for federal, state and local income taxes based on their allocable share of Hawk Parent’s pass-through taxable income.

The Company’s effective tax rate was (6%) for the three months ended March 31, 2024. The Company recorded an income tax expense of $0.3 million for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2024 includes a stock-based compensation adjustments net tax shortfall of $1.6 million related to restricted stock awards vesting and a $0.4 million state rate change impact on deferred taxes, which are required to be recorded discretely in the interim period in which they occur. The effective tax rate of the Company differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, the relative weighting of the noncontrolling interest, and lower income from operations over the current relevant period, as well as the aforementioned items required to be reported discretely in the interim period. The Company’s effective tax rate was (18%) for the three months ended March 31, 2023. The Company recorded an income tax expense of $4.4 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2023 includes a stock-based compensation adjustments net tax shortfall of $2.1 million related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs. In addition, the effective tax rate includes a net tax impact of $5.8 million related to the disposition of BCS, which is required to be recorded discretely in the interim period in which it occurs due to it being a significant, infrequently occurring item disclosed separately in the quarterly financial statements.

The Company recognized an adjustment of $0.3 million for the three months ended March 31, 2024, of deferred tax assets related to the income tax benefit and expense, respectively, derived from the net operating income generated over the same period. The Company recognized $(4.4) million for the three months ended March 31, 2023, of deferred tax assets related to the income tax expense derived from the net operating income generated over the same period.

Deferred tax assets, net of $146.6 million as of March 31, 2024, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent exchanges of Post-Merger Repay Units by the Company. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $36.1 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date.

The Company did not recognize any adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) recorded as a result of the ceiling rule limitation arising under Code Sec. 704(c) for the three months ended March 31, 2024, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions. As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of March 31, 2024.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

As of March 31, 2024, the Company had a liability of $191.2 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Condensed Consolidated Balance Sheet. The increase of $2.3 million in the TRA liability for the three months ended March 31, 2024, was primarily a result of the decrease in the Early Termination Rate and accretion, partially offset by a decrease in the tax rate and a payment of the current portion of the TRA liability, as reported at December 31, 2023, over the same period.

13. Segments

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

Consumer Payments

The Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to collect payments and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”) offering. RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other Independent Sales Organizations (“ISOs”) and payment facilitators. The strategic vertical markets served by the Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail. The Consumer Payments segment represented approximately 88% of the Company’s total revenue after any intersegment eliminations for the three months ended March 31, 2024.

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, HOA management and hospitality. The Business Payments segment represented approximately 12% of the Company’s total revenue after any intersegment eliminations for the three months ended March 31, 2024.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents revenue and gross profit for each reportable segment.

	Three Months Ended March 31,
($ in thousand)	2024	2023
Revenue
Consumer Payments	$76,136	$69,940
Business Payments	9,677	8,675
Elimination of intersegment revenues (1)	(5,093)	(4,078)
Total revenue	$80,720	$74,537
Gross profit (2)
Consumer Payments	$59,591	$54,625
Business Payments	7,047	6,025
Elimination of intersegment revenues	(5,093)	(4,078)
Total gross profit	$61,545	$56,572

Total other operating expenses (3)	$64,049	$74,536
Total other income (expense)	(2,559)	(5,611)
Loss before income tax expense	(5,063)	(23,575)
Income tax expense	(302)	(4,357)
Net loss	$(5,365)	$(27,932)
(1)
Represents intercompany eliminations between segments for consolidation purpose.
(2)
Represents revenue less costs of services (exclusive of depreciation and amortization).
(3)
Represents total operating expenses less costs of services (exclusive of depreciation and amortization).

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of March 31, 2024. The CODM reporting package does not include interest income (expense), net, depreciation and amortization, income tax benefit (expense) and discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.

14. Subsequent events

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

Cautionary Note Regarding Forward-Looking Statements

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Macroeconomic Conditions

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), rising interest rates, supply chain issues, slower growth and recent banking system volatility. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time. Finally, the impact of all of these various events on our results in the first three months of 2024 may not be necessarily indicative of their impact on our results for the remainder of 2024.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. During the three months ended March 31, 2024 and 2023, our chargeback rate was less than 1% of our card payment volume.

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

Interest income (expense), net. Interest income consists of interest received on our cash and cash equivalents. Interest expense consists of interest paid in respect of our indebtedness under the Amended Credit Agreement.

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

Results of Operations (Unaudited)

	Three Months ended March 31,
(in $ thousands, except per share data)	2024	2023
Revenue	$80,720	$74,537
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	19,175	17,965
Selling, general and administrative	37,021	38,518
Depreciation and amortization	27,028	26,140
Loss on business disposition	—	9,878
Total operating expenses	83,224	92,501
Loss from operations	(2,504)	(17,964)
Other income (expense)
Interest income (expense), net	380	(923)
Change in fair value of tax receivable liability	(2,913)	(4,538)
Other (loss) income, net	(26)	(150)
Total other income (expense)	(2,559)	(5,611)
Loss before income tax expense	(5,063)	(23,575)
Income tax expense	(302)	(4,357)
Net loss	$(5,365)	$(27,932)
Net loss attributable to non-controlling interest	(153)	(1,540)
Net loss attributable to the Company	$(5,212)	$(26,392)

Weighted-average shares of Class A common stock outstanding - basic and diluted	91,218,208	88,615,760

Loss per Class A share - basic and diluted	$(0.06)	$(0.30)

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenue

Total revenue was $80.7 million for the three months ended March 31, 2024 and $74.5 million for the three months ended March 31, 2023, an increase of $6.2 million or 8.3%. This increase was the result of newly signed clients and the growth of our existing clients. For the three months ended March 31, 2023, revenues of approximately $1.2 million are attributable to BCS.

Costs of Services

Costs of services were $19.2 million for the three months ended March 31, 2024 and $18.0 million for the three months ended March 31, 2023, an increase of $1.2 million or 6.7%. This increase was the result of newly signed clients and the growth of our existing clients. For the three months ended March 31, 2023, costs of services of less than $0.1 million are attributable to BCS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $37.0 million for the three months ended March 31, 2024 and $38.5 million for the three months ended March 31, 2023, a decrease of $1.5 million or 3.9%, primarily due to a $2.8 million decrease in transaction expenses related to the disposition of BCS in the prior year period, partially offset by a $0.9 million increase in compensation expenses and a $0.5 million increase in software and technological services expenses related to the integration of acquired businesses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $27.0 million for the three months ended March 31, 2024 and $26.1 million for the three months ended March 31, 2023, an increase of $0.9 million or 3.4%. This increase was driven by additional amortization related to newly capitalized software.

Interest Income (Expense), net

Interest income (expense), net was $0.4 million for the three months ended March 31, 2024, and included $1.3 million of interest income and ($0.9) million of interest expense. Interest income (expense), net was ($0.9) million for the three months ended March 31, 2023, and included $0.3 million of interest income and ($1.2) million of interest expense. Interest income increased by $1.0 million compared to prior year period, due to higher average interest rates earned on our cash and cash equivalents. Interest expense decreased by $0.3 million compared to the prior year period, due to a lower outstanding principal balance under our Amended Credit Agreement.

Change in Fair Value of Tax Receivable Liability

We incurred a net loss, related to accretion expense and fair value adjustment of the tax receivable liability of $2.9 million for the three months ended March 31, 2024, compared to a $4.5 million loss for the three months ended March 31, 2023, a decrease of $1.6 million. This decrease was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Income Tax Expense

The income tax expense was $0.3 million for the three months ended March 31, 2024. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall and the state rate change impact on deferred taxes which are both required to be reported discretely in the interim period in which they occur. The income tax expense was $4.4 million for the three months ended March 31, 2023, which was a result of the operating loss incurred by the Company, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense adjustments and the impact of the BCS disposition which are both required to be reported discretely in the interim period in which they occur.

Segments

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments.

The following table presents our segment revenue and selected performance measures.

	Three Months Ended March 31,
($ in thousand)	2024	2023
Revenue
Consumer Payments	$76,136	$69,940
Business Payments	9,677	8,675
Elimination of intersegment revenues	(5,093)	(4,078)
Total revenue	$80,720	$74,537
Gross profit (1)
Consumer Payments	$59,591	$54,625
Business Payments	7,047	6,025
Elimination of intersegment revenues	(5,093)	(4,078)
Total gross profit	$61,545	$56,572

Total gross profit margin (2)	76%	76%
(1)
Gross profit represents revenue less cost of services (exclusive of depreciation and amortization).
(2)
Gross profit margin represents total gross profit / total revenue.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Consumer Payments

Revenue for the Consumer Payments segment was $76.1 million for the three months ended March 31, 2024 and $69.9 million for the three months ended March 31, 2023, representing a $6.2 million or 8.9% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the three months ended March 31, 2023, revenues of approximately $1.2 million are attributable to BCS.

Gross profit for the Consumer Payments segment was $59.6 million for the three months ended March 31, 2024 and $54.6 million for three months ended March 31, 2023, representing a $5.0 million or 9.1% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the three months ended March 31, 2023, gross profit of approximately $1.2 million is attributable to BCS.

Business Payments

Revenue for the Business Payments segment was $9.7 million for the three months ended March 31, 2024 and $8.7 million for the three months ended March 31, 2023, representing a $1.0 million or 11.6% year-over-year increase. This increase was the result of newly signed clients and the growth of our existing clients.

Gross profit for the Business Payments segment was $7.0 million for the three months ended March 31, 2024 and $6.0 million for the three months ended March 31, 2023, representing a $1.0 million or 17.0% year-over-year increase. This increase was the result of newly signed clients and the growth of our existing clients.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on business disposition, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on business disposition, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three months ended March 31, 2024 and 2023 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three months ended March 31, 2024 and 2023.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Three Months ended March 31,
(in $ thousands)	2024	2023
Revenue	$80,720	$74,537
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$19,175	$17,965
Selling, general and administrative	37,021	38,518
Depreciation and amortization	27,028	26,140
Loss on business disposition	—	9,878
Total operating expenses	$83,224	$92,501
Loss from operations	$(2,504)	$(17,964)
Other income (expense)
Interest income (expense), net	380	(923)
Change in fair value of tax receivable liability	(2,913)	(4,538)
Other (loss) income, net	(26)	(150)
Total other income (expense)	(2,559)	(5,611)
Loss before income tax expense	(5,063)	(23,575)
Income tax expense	(302)	(4,357)
Net loss	$(5,365)	$(27,932)

Add:
Interest expense (income), net	(380)	923
Depreciation and amortization (a)	27,028	26,140
Income tax expense	302	4,357
EBITDA	$21,585	$3,488

Loss on business disposition (b)	—	9,878
Non-cash change in fair value of assets and liabilities (c)	2,913	4,538
Share-based compensation expense (d)	6,923	4,054
Transaction expenses (e)	677	5,997
Restructuring and other strategic initiative costs (f)	2,184	1,411
Other non-recurring charges (g)	1,231	1,572
Adjusted EBITDA	$35,513	$30,938

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Three Months ended March 31,
(in $ thousands)	2024	2023
Revenue	$80,720	$74,537
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$19,175	$17,965
Selling, general and administrative	37,021	38,518
Depreciation and amortization	27,028	26,140
Loss on business disposition	—	9,878
Total operating expenses	$83,224	$92,501
Loss from operations	$(2,504)	$(17,964)
Interest income (expense), net	380	(923)
Change in fair value of tax receivable liability	(2,913)	(4,538)
Other (loss) income, net	(26)	(150)
Total other income (expense)	(2,559)	(5,611)
Loss before income tax expense	(5,063)	(23,575)
Income tax expense	(302)	(4,357)
Net loss	$(5,365)	$(27,932)

Add:
Amortization of acquisition-related intangibles (h)	19,736	19,924
Loss on business disposition (b)	—	9,878
Non-cash change in fair value of assets and liabilities (c)	2,913	4,538
Share-based compensation expense (d)	6,923	4,054
Transaction expenses (e)	677	5,997
Restructuring and other strategic initiative costs (f)	2,184	1,411
Other non-recurring charges (g)	1,231	1,572
Non-cash interest expense (i)	712	712
Pro forma taxes at effective rate (j)	(6,633)	(961)
Adjusted Net Income	$22,378	$19,193

Shares of Class A common stock outstanding (on an as-converted basis) (k)	97,062,303	96,481,208
Adjusted Net Income per share	$0.23	$0.20

(a)
See footnote (h) for details on amortization and depreciation expenses.
(b)
Reflects the loss recognized related to the disposition of BCS.
(c)
Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(d)
Represents compensation expense associated with equity compensation plans.
(e)
Primarily consists of (i) during the three months ended March 31, 2024, professional service fees incurred in connection with prior transactions, and (ii) during the three months ended March 31, 2023, professional service fees and other costs incurred in connection with the disposition of BCS.
(f)
Reflects costs associated with reorganization of operations, consulting fees related to processing services and other operational improvements, including restructuring and integration activities related to acquired businesses, that were not in the ordinary course during the three months ended March 31, 2024 and 2023.
(g)
For the three months ended March 31, 2024, reflects non-recurring legal and other litigation expenses, payments made to third-parties in connection with our personnel, and franchise taxes and other non-income based taxes. For the three months ended March 31, 2023, reflects non-recurring payments made to third-parties in connection with a significant expansion of our personnel and one-time payments to certain partners.
(h)
For the three months ended March 31, 2024 and 2023, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three Months ended March 31,
(in $ thousands)	2024	2023
Acquisition-related intangibles	$19,736	$19,924
Software	6,713	5,475
Amortization	$26,449	$25,399
Depreciation	579	741
Total Depreciation and amortization (1)	$27,028	$26,140
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

(i)
Represents amortization of non-cash deferred debt issuance costs.
(j)
Represents pro forma income tax adjustment effect associated with items adjusted above.
(k)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three months ended March 31, 2024 and 2023. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three Months ended March 31,
	2024	2023
Weighted average shares of Class A common stock outstanding - basic	91,218,208	88,615,760
Add: Non-controlling interests
Weighted average Post-Merger Repay Units exchangeable for Class A common stock	5,844,095	7,865,448
Shares of Class A common stock outstanding (on an as-converted basis)	97,062,303	96,481,208

Adjusted EBITDA for the three months ended March 31, 2024 and 2023 was $35.5 million and $30.9 million, respectively, representing a 14.8% year-over-year increase. Adjusted Net Income for the three months ended March 31, 2024 and 2023 was $22.4 million and $19.2 million, respectively, representing a 16.6% year-over-year increase. Net loss attributable to the Company for the three months ended March 31, 2024 and 2023 was $5.2 million and $26.4 million, respectively, representing a 80.3% year-over-year improvement in our profitability.

The increases in Adjusted EBITDA and Adjusted Net Income and improvement in net loss attributable to the Company for the three months ended March 31, 2024 were primarily due to the organic growth of our business, and cost savings initiatives that reduced both cost of services and selling, general and administrative expenses as a percentage of revenue.

Seasonality

We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Revenues during the first quarter of the calendar year tend to increase in comparison to the remaining three quarters of the calendar year. This increase is due to consumers’ receipt of tax refunds and the increases in repayment activity levels that follow. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the similar seasonal factors as our revenues.

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of March 31, 2024, we had $128.3 million of cash and cash equivalents and available borrowing capacity of $185.0 million under the Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $26.5 million as of March 31, 2024. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Amended Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the following five years.

We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including Hawk Parent, which distributions may be restricted by law or contractual agreements, including agreements governing their indebtedness. For a discussion of those considerations and restrictions, refer to Part I, Item 1A “Risk Factors - Risks Related to Our Class A Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2023.

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. As of March 31, 2024, we have $37.5 million remaining capacity under the Share Repurchase Program.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Three Months ended March 31,
(in $ thousands)	2024	2023
Net cash provided by operating activities	$24,801	$20,831
Net cash (used in) provided by investing activities	(11,129)	26,694
Net cash used in financing activities	(2,987)	(22,259)

Cash Flow from Operating Activities

Net cash provided by operating activities was $24.8 million and $20.8 million for the three months ended March 31, 2024 and 2023, respectively, which reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $11.1 million for the three months ended March 31, 2024, due to the capitalization of software development activities.

Net cash provided by investing activities was $26.7 million for the three months ended March 31, 2023, due to cash received from the disposition of BCS, partially offset by the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash used in financing activities was $3.0 million for the three months ended March 31, 2024, due to the payments for tax withholding related to shares vesting under Incentive Plan.

Net cash used in financing activities was $22.3 million for the three months ended March 31, 2023, due to the repayment of the outstanding revolving credit facility balance and the CPS earnout payment.

Indebtedness

Amended Credit Agreement

On February 3, 2021, we announced the closing of an undrawn $125.0 million senior secured revolving credit facility through Truist Bank.

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

As of March 31, 2024, the Amended Credit Agreement provides for a revolving credit facility of $185.0 million. As of March 31, 2024, we had $0 million drawn against the revolving credit facility. We paid $0.1 million and $0.1 million in fees related to unused commitments for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, we had convertible senior debt outstanding of $434.9 million, net of deferred issuance costs, under the 2026 Notes. We were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants under the 2026 Notes and the Amended Credit Agreement, prospectively.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

There have been no significant changes to our critical accounting policies and critical accounting estimates for the three months ended March 31, 2024. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, for a complete discussion of critical accounting policies and critical accounting estimates.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and SOFR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of March 31, 2024, we had convertible senior debt of $434.9 million, net of deferred issuance costs outstanding. As of December 31, 2023, we had convertible senior debt of $434.2 million, net of deferred issuance costs, outstanding. The borrowings under the Amended Credit Agreement accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted SOFR rate plus a margin of 2.50% to 3.50% under the Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Amended Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes such purchases of Class A common stock made by us or any “affiliate purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) for the three months ended March 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
January 1 - 31, 2024	—	$—	—	$37,471,576
February 1 - 29, 2024	79,395	8.33	—	—
March 1 - 31, 2024	165,981	10.53	—	—
Total	245,376	$9.82	—	$37,471,576

(1)
Reflects 245,376 shares that we withheld pursuant to the Incentive Plan in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan, which we withheld at fair market value on the applicable vesting date or purchase date.
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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101*

The following financial statements from the Company’s Form 10‑Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes In Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: May 9, 2024	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)