Form 10-Q
period 2024-06-30
Repay Holdings Corp
filed 2024-08-08
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, there are 91,903,958 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 4,225,765 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of August 2, 2024, the holders of such outstanding shares of Class V common stock also hold 5,844,095 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended June 30, 2024

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

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

($ in thousands)	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$147,092	$118,096
Accounts receivable	39,321	36,017
Prepaid expenses and other	15,522	15,209
Total current assets	201,935	169,322

Property, plant and equipment, net	2,913	3,133
Restricted cash	26,944	26,049
Intangible assets, net	416,382	447,141
Goodwill	716,793	716,793
Operating lease right-of-use assets, net	5,653	8,023
Deferred tax assets	148,545	146,872
Other assets	2,500	2,500
Total noncurrent assets	1,319,730	1,350,511
Total assets	$1,521,665	$1,519,833

Liabilities
Accounts payable	$24,354	$22,030
Accrued expenses	26,528	32,906
Current operating lease liabilities	1,109	1,629
Current tax receivable agreement	—	580
Other current liabilities	742	318
Total current liabilities	52,733	57,463

Long-term debt	435,589	434,166
Noncurrent operating lease liabilities	5,169	7,247
Tax receivable agreement, net of current portion	194,610	188,331
Other liabilities	2,839	1,838
Total noncurrent liabilities	638,207	631,582
Total liabilities	$690,940	$689,045

Commitments and contingencies (Note 10)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized; 92,987,543 issued and 91,571,033 outstanding as of June 30, 2024; 92,220,494 issued and 90,803,984 outstanding as of December 31, 2023	9	9
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Treasury stock, 1,416,510 shares as of June 30, 2024 and December 31, 2023	(12,528)	(12,528)
Additional paid-in capital	1,160,879	1,151,324
Accumulated deficit	(332,953)	(323,670)
Total Repay stockholders' equity	$815,407	$815,135
Non-controlling interests	15,318	15,653
Total equity	$830,725	$830,788
Total liabilities and equity	$1,521,665	$1,519,833

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2024	2023	2024	2023
Revenue	$74,906	$71,783	$155,626	$146,320
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	16,321	16,840	35,496	34,805
Selling, general and administrative	35,235	38,177	72,256	76,695
Depreciation and amortization	26,771	26,483	53,799	52,623
Loss on business disposition	—	149	—	10,027
Total operating expenses	78,327	81,649	161,551	174,150
Loss from operations	(3,421)	(9,866)	(5,925)	(27,830)
Other income (expense)
Interest income (expense), net	554	(388)	934	(1,311)
Change in fair value of tax receivable liability	(3,366)	4,056	(6,279)	(482)
Other income (loss), net	21	(183)	(5)	(333)
Total other income (expense)	(2,791)	3,485	(5,350)	(2,126)
Loss before income tax expense	(6,212)	(6,381)	(11,275)	(29,956)
Income tax benefit (expense)	1,975	1,051	1,673	(3,306)
Net loss	$(4,237)	$(5,330)	$(9,602)	$(33,262)
Less: Net loss attributable to non-controlling interests	(166)	(687)	(319)	(2,227)
Net loss attributable to the Company	$(4,071)	$(4,643)	$(9,283)	$(31,035)

Loss per Class A share attributable to the Company:
Basic and diluted	$(0.04)	$(0.05)	$(0.10)	$(0.35)
Weighted-average shares outstanding:
Basic and diluted	91,821,369	89,170,814	91,519,789	88,894,820

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at March 31, 2023	88,672,189	$9	100	$-	$1,120,718	$(10,000)	$(239,572)	$32,000	$903,155
Exchange of Post-Merger Repay Units	1,402,118	-		-	5,655	-	-	(5,655)	-
Release of share awards vested under Incentive Plan and ESPP	249,367	-		-	2	-	-	(2)	-
Tax withholding related to shares vesting under Incentive Plan and ESPP	(28,946)	-		-	(174)	-	-	3	(171)
Stock-based compensation	-	-		-	6,516	-	-	1	6,517
Tax distribution from Hawk Parent	-	-		-	-	-	-	(555)	(555)
Net loss	-	-		-	-	-	(4,643)	(687)	(5,330)
Balance at June 30, 2023	90,294,728	$9	100	$-	$1,132,717	$(10,000)	$(244,215)	$25,105	$903,616

Balance at March 31, 2024	91,493,792	$9	100	$-	$1,155,215	$(12,528)	$(328,882)	$15,484	$829,298
Release of share awards vested under Incentive Plan and ESPP	90,411	-		-	1	-	-	(1)	-
Tax withholding related to shares vesting under Incentive Plan and ESPP	(13,170)	-		-	(83)	-	-	1	(82)
Stock-based compensation	-	-		-	5,746	-	-	-	5,746
Net loss	-	-		-	-	-	(4,071)	(166)	(4,237)
Balance at June 30, 2024	91,571,033	$9	100	$-	$1,160,879	$(12,528)	$(332,953)	$15,318	$830,725

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited) (Continued)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at December 31, 2022	88,276,613	$9	100	$-	$1,117,733	$(10,000)	$(213,180)	$33,731	$928,293
Exchange of Post-Merger Repay Units	1,416,578	-		-	5,716	-	-	(5,716)	-
Release of share awards vested under Incentive Plan and ESPP	778,210	-		-	2	-	-	(2)	-
Tax withholding related to shares vesting under Incentive Plan and ESPP	(176,673)	-		-	(1,384)	-	-	8	(1,376)
Stock-based compensation	-	-		-	10,650	-	-	(80)	10,570
Tax distribution from Hawk Parent	-	-		-	-	-	-	(609)	(609)
Net loss	-	-		-	-	-	(31,035)	(2,227)	(33,262)
Balance at June 30, 2023	90,294,728	$9	100	$-	$1,132,717	$(10,000)	$(244,215)	$25,105	$903,616

Balance at December 31, 2023	90,803,984	$9	100	$-	$1,151,324	$(12,528)	$(323,670)	$15,653	$830,788
Release of share awards vested under Incentive Plan and ESPP	1,025,595	-		-	1	-	-	(1)	-
Tax withholding related to shares vesting under Incentive Plan and ESPP	(258,546)	-		-	(2,495)	-	-	6	(2,489)
Stock-based compensation	-	-		-	12,049	-	-	(21)	12,028
Net loss	-	-		-	-	-	(9,283)	(319)	(9,602)
Balance at June 30, 2024	91,571,033	$9	100	$-	$1,160,879	$(12,528)	$(332,953)	$15,318	$830,725

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(9,602)	$(33,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,799	52,623
Stock based compensation	12,028	10,570
Amortization of debt issuance costs	1,423	1,423
Loss on business disposition	—	10,027
Other loss	—	118
Fair value change in tax receivable agreement liability	6,279	482
Deferred tax expense	(1,673)	3,306
Change in accounts receivable	(3,303)	(1,858)
Change in prepaid expenses and other	(313)	4,842
Change in operating lease ROU assets	2,368	87
Change in accounts payable	2,325	(3,388)
Change in accrued expenses and other	(6,378)	(2,957)
Change in operating lease liabilities	(2,599)	(34)
Change in other liabilities	1,426	(1,195)
Net cash provided by operating activities	55,780	40,784
Cash flows from investing activities
Purchases of property and equipment	(571)	(114)
Capitalized software development costs	(22,249)	(23,600)
Proceeds from sale of business, net of cash retained	—	40,273
Net cash (used in) provided by investing activities	(22,820)	16,559
Cash flows from financing activities
Payments on long-term debt	—	(20,000)
Payments for tax withholding related to shares vesting under Incentive Plan and ESPP	(2,489)	(1,376)
Distributions to Members	—	(609)
Payment of Tax Receivable Agreement (“TRA”)	(580)	—
Payment of contingent consideration liability up to acquisition-date fair value	—	(1,000)
Net cash used in financing activities	(3,069)	(22,985)
Increase in cash, cash equivalents and restricted cash	29,891	34,358
Cash, cash equivalents and restricted cash at beginning of period	$144,145	$93,563
Cash, cash equivalents and restricted cash at end of period	$174,036	$127,921

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$397	$647
Income taxes	$1,489	$797

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

	Three Months Ended June 30, 2024
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$66,775	$10,374	$(4,978)	$72,171
Indirect relationships	2,517	218	—	2,735
Total Revenue	$69,292	$10,592	$(4,978)	$74,906

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2023
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$62,899	$9,530	$(3,970)	$68,459
Indirect relationships	3,025	299	—	3,324
Total Revenue	$65,924	$9,829	$(3,970)	$71,783

	Six Months Ended June 30, 2024
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$140,086	$19,845	$(10,071)	$149,860
Indirect relationships	5,342	424	—	5,766
Total Revenue	$145,428	$20,269	$(10,071)	$155,626

	Six Months Ended June 30, 2023
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$129,373	$17,964	$(8,048)	$139,289
Indirect relationships	6,492	539	—	7,031
Total Revenue	$135,865	$18,503	$(8,048)	$146,320

When the Company’s right to consideration for performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount the Company has billed to the client is recognized as a contract asset. The contract asset balance was $1.5 million and $1.4 million as of June 30, 2024 and December 31, 2023, respectively, and is included within Prepaid expenses and other in the Consolidated Balance Sheets.

4. Earnings Per Share

During the three and six months ended June 30, 2024 and 2023, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested share-based awards, outstanding stock options and the Company’s Convertible Senior Notes due 2026 (“2026 Notes”) would have been anti-dilutive.

The following table summarizes net loss attributable to the Company and the weighted average basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2024	2023	2024	2023
Loss before income tax expense	$(6,212)	$(6,381)	$(11,275)	$(29,956)
Less: Net loss attributable to non-controlling interests	(166)	(687)	(319)	(2,227)
Income tax benefit (expense)	1,975	1,051	1,673	(3,306)
Net loss attributable to the Company	$(4,071)	$(4,643)	$(9,283)	$(31,035)

Weighted average shares of Class A common stock outstanding - basic and diluted	91,821,369	89,170,814	91,519,789	88,894,820

Loss per share of Class A common stock outstanding - basic and diluted	$(0.04)	$(0.05)	$(0.10)	$(0.35)

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Post-Merger Repay Units exchangeable for Class A common stock	5,844,095	6,459,153	5,844,095	6,459,153
Unvested share-based awards of Class A common stock	6,645,141	5,772,187	6,645,141	5,772,187
Outstanding stock options for Class A common stock	1,148,822	1,148,822	1,148,822	1,148,822
2026 Notes convertible into Class A common stock	13,095,238	13,095,238	13,095,238	13,095,238
Share equivalents excluded from loss per share	26,733,296	26,475,400	26,733,296	26,475,400

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

5. Business Disposition

On February 15, 2023, the Company sold Blue Cow Software, LLC and a related entity (“BCS”) within the Consumer Payments segment for cash proceeds of $40.3 million, net of cash retained of $1.6 million. During the six months ended June 30, 2023, the Company recognized a loss of $10.0 million associated with the sale, comprised of the difference between the consideration received and the net carrying amount of the assets and liabilities of the business within Loss on business disposition in the Company’s Condensed Consolidated Statement of Operations.

In connection with the disposition of BCS, the Company recognized a reduction in goodwill of $35.3 million within the Consumer Payments segment. See Note 8. Goodwill for further discussion. For the six months ended June 30, 2023, BCS contributed $1.2 million to the Consumer Payments segment revenue.

Transaction Expenses

The Company incurred transaction expenses of $0.0 million and $3.4 million for the three and six months ended June 30, 2023 related to the disposition of BCS. Transaction expenses are included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

	June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$147,092	$—	$—	$147,092
Restricted cash	26,944	—	—	26,944
Other assets	—	2,500	—	2,500
Total assets	$174,036	$2,500	$—	$176,536
Liabilities:
Borrowings	$—	$401,500	$—	$401,500
Tax receivable agreement	—	—	194,610	194,610
Total liabilities	$—	$401,500	$194,610	$596,110

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$118,096	$—	$—	$118,096
Restricted cash	26,049	—	—	26,049
Other assets	—	2,500	—	2,500
Total assets	$144,145	$2,500	$—	$146,645
Liabilities:
Borrowings	$—	$375,650	$—	$375,650
Tax receivable agreement	—	—	188,911	188,911
Total liabilities	$—	$375,650	$188,911	$564,561

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

Borrowings

The revolving credit facility and 2026 Notes are measured at amortized cost, which the carrying value is unpaid principal net of unamortized debt discount and debt issuance costs. The estimated fair value of the revolving credit facility approximates the unpaid principal because its interest rate approximates market interest rates. The estimated fair value of the 2026 Notes is determined using the quoted prices from over-the-counter markets. The estimated fair value of the

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the market interest rates and quoted prices are generally observable and do not contain a high level of subjectivity. As of June 30, 2024 and December 31, 2023, the Company had $0 drawn against the revolving credit facility.

The following table provides the carrying value and estimated fair value of borrowings. See Note 9. Borrowings for further discussion on borrowings.

	June 30, 2024		December 31, 2023
($ in thousands)	Carrying value	Fair value	Carrying value	Fair value
2026 Notes	$435,589	$401,500	$434,166	$375,650

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

The Company used a discount rate, also referred to as the Early Termination Rate, as defined in the TRA, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 7.05% was applied to the forecasted TRA payments at June 30, 2024, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. During the six months ended June 30, 2024, the TRA balance was adjusted by $5.7 million through a payment, accretion expense and a valuation adjustment, related to a decrease in the income tax rate used to measure the TRA as of the Early Termination Date and a decrease in the discount rate, which was 7.10% as of December 31, 2023.

The following table provides a rollforward of the TRA related to the acquisition and exchanges of Post-Merger Repay Units. See Note 12. Taxation for further discussion on the TRA.

	Six Months Ended June 30,
($ in thousands)	2024	2023
Balance at beginning of period	$188,911	$179,127
Purchases	—	1,987
Payments	(580)	—
Accretion expense	6,617	—
Valuation adjustment	(338)	482
Balance at end of period	$194,610	$181,596

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

7. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of June 30, 2024 and December 31, 2023, the indefinite-lived intangible assets consist of one trade name, arising from the acquisition of Hawk Parent.

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$523,850	$216,949	$306,901	5.82
Channel relationships	29,885	6,402	23,483	7.86
Software costs	269,465	203,551	65,914	0.73
Non-compete agreements	4,580	4,496	84	0.09
Trade name	20,000	—	20,000	—
Balance as of June 30, 2024	$847,780	$431,398	$416,382	4.21

Client relationships	$523,850	$190,591	$333,259	6.32
Channel relationships	29,785	4,792	24,993	8.39
Software costs	246,996	178,323	68,673	0.83
Non-compete agreements	4,580	4,364	216	0.23
Trade name	20,000	—	20,000	—
Balance as of December 31, 2023	$825,211	$378,070	$447,141	4.68

The Company’s amortization expense for intangible assets was $26.6 million and $53.0 million for the three and six months ended June 30, 2024, respectively. The Company’s amortization expense for intangible assets was $25.7 million and $51.1 million for the three and six months ended June 30, 2023, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future
Year Ending December 31,	Amortization Expense
2024	$47,083
2025	85,691
2026	70,910
2027	57,240
2028	55,167
Thereafter	80,291

8. Goodwill

There were no changes in the carrying amount of goodwill for either the Consumer Payments or Business Payments segment during the six months ended June 30, 2024.

The Company concluded that goodwill was not impaired for either the Consumer Payments or Business Payments segment as of June 30, 2024. As of June 30, 2024 and December 31, 2023, accumulated impairment losses were $75.7 million for the Business Payments segment.

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

As of June 30, 2024, the Company had $0 drawn against the revolving credit facility. The Company’s interest expense on the revolving credit facility, including unused commitment fees and amortization of deferred issuance costs, totaled $0.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively. Interest expense was $0.9 million and $2.0 million for the three and six months ended June 30, 2023, respectively.

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

During the six months ended June 30, 2024, the conversion contingencies of the 2026 Notes were not met, and the conversion terms of the 2026 Notes were not significantly changed.

The following table summarizes the total borrowings under the Amended Credit Agreement and Convertible Senior Debt:

($ in thousands)	June 30, 2024	December 31, 2023
Non-current indebtedness:
Convertible Senior Debt	$440,000	$440,000
Total borrowings	440,000	440,000
Less: Long-term loan debt issuance cost (1)	4,411	5,834
Total non-current borrowings	$435,589	$434,166

(1)
The Company incurred $0.7 million and $1.4 million of interest expense for the amortization of deferred debt issuance costs for the three and six months ended June 30, 2024, respectively. The Company incurred $2.8 million of interest expense for the amortization of deferred debt issuance costs for the year ended December 31, 2023.

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

On December 31, 2023, the Company entered into an amendment for one of the existing leases to relocate to another space within the building, commencing on August 1, 2024. The landlord provides a construction allowance, in the form of reimbursements, of up to $1.4 million related to approved improvements and renovations of the landlord’s property during the construction period. On July 25, 2024, the Company further amended and restated the agreement which modifies the commencement date of the lease to September 1, 2024.

During the three and six months ended June 30, 2024, the Company recognized sublease income of $0.1 million and $0.1 million, respectively, within Other (loss) income in the Company’s Consolidated Statements of Operations.

The components of lease cost are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Components of total lease costs:
Operating lease cost	$435	$721	$863	$1,380
Short-term lease cost	6	7	12	34
Variable lease cost	—	—	—	—
Total lease cost	$441	$728	$875	$1,414

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Amounts reported in the Condensed Consolidated Balance Sheets were as follows:

($ in thousands)	June 30, 2024	December 31, 2023
Operating leases:
ROU assets	$5,653	$8,023
Lease liability, current	1,109	1,629
Lease liability, long-term	5,169	7,247
Total lease liabilities	$6,278	$8,876

Weighted-average remaining lease term (in years)	4.1	4.3
Weighted-average discount rate (annualized)	6.2%	5.8%

Other information related to leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$548	$667	$1,098	$1,341
ROU assets obtained in exchange for lease liabilities:
Operating leases	—	—	—	—

The following table presents a maturity analysis of the Company’s operating leases liabilities as of June 30, 2024:

($ in thousands)
2024	$762
2025	1,390
2026	1,335
2027	924
2028	734
Thereafter	2,808
Total undiscounted lease payments	7,953
Less: Imputed interest	1,675
Total lease liabilities	$6,278

11. Share Based Compensation

Omnibus Incentive Plan

At the 2019 Annual Shareholders Meeting of Thunder Bridge, the shareholders considered and approved the 2019 Omnibus Incentive Plan (the “Incentive Plan”) which resulted in the reservation of 7,326,728 shares of Class A common stock for issuance thereunder. The Incentive Plan initially became effective immediately upon the closing of the Business Combination. In June 2022, the Incentive Plan was amended and restated to reserve an additional 6,500,000 shares of Class A common stock for issuance thereunder. In May 2024, the Incentive Plan was again amended and restated to reserve an additional 8,400,000 shares of Class A common stock for issuance thereunder.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Share-based compensation expense	$5.7	$6.5	$12.0	$10.6
Income tax benefit	0.1	0.2	2.3	1.3

Activity for RSAs for the six months ended June 30, 2024 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	3,550,365	$9.26
Granted	1,858,554	8.00
Forfeited (1)	436,239	9.92
Vested	703,836	10.78
Unvested at June 30, 2024	4,268,844	$8.39

(1)
The forfeited shares include shares forfeited as a result of employee terminations and shares withheld to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards under the Incentive Plan during the six months ended June 30, 2024; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

Activity for RSUs for the six months ended June 30, 2024 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	171,384	$7.41
Granted	130,923	9.70
Forfeited	—	—
Vested	171,384	7.41
Unvested at June 30, 2024	130,923	$9.70

On May 30, 2024, the Company’s Compensation Committee approved two PSU grant agreements, with one vesting based on relative total stock return (“TSR PSUs”) and one vesting based on adjusted EBITDA growth (“EBITDA PSUs”). TSR PSUs are based on a performance condition, such that the Company’s total shareholder return relative to a comparator group for the applicable performance period determines the number of shares (if any) that is ultimately issued upon vesting. The grant date fair value of TSR PSUs is estimated using the Monte Carlo simulation. Compensation expense of TSR PSUs generally is recognized on a straight-line basis over the applicable performance period. EBITDA PSUs are based on a performance condition, such that the growth of the Company’s adjusted EBITDA during each fiscal year within the applicable performance period determines the number of shares (if any) that is ultimately issued upon vesting. The grant date fair value of EBITDA PSUs is based on the quoted market value of the Company’s Class A common stock on the grant date. As the Company determines that the performance condition associated with EBITDA PSUs is probable, the attributable compensation expense generally is recognized on a straight-line basis over the applicable performance period. If, in the future, it is determined that achieving the performance condition related to EBITDA PSUs is improbable, the Company would reverse any compensation expense recognized to date associated with EBITDA PSUs.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Activity for PSUs for the six months ended June 30, 2024 was as follows:

	Class A Common Stock (1)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	1,482,791	$10.88
Granted	762,583	13.03
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2024	2,245,374	$11.61

(1)
Represent shares to be paid out at 100% target level.

For PSUs, RSAs, and RSUs vested during the six months ended June 30, 2024, the total fair value, based upon the Company’s Class A common stock price at the date vested, was $11.3 million. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $38.2 million at June 30, 2024, which is expected to be recognized as expense over the weighted-average period of 2.0 years.

Stock Options

Activity for PSOs for the six months ended June 30, 2024 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,148,822	6.13	7.0	$2,768,661
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2024	1,148,822	$6.13	7.0	$5,089,281

Options vested and exercisable at June 30, 2024	353,354	$6.13	7.0	$1,565,358

The Company recognized compensation expense for PSOs of $0.2 million and $0.6 million during the three and six months ended June 30, 2024, respectively. The Company recognized compensation expense for PSOs of $0.4 million and $0.5 million during the three and six months ended June 30, 2023, respectively. Unrecognized compensation expense related to outstanding PSOs was $0.9 million at June 30, 2024, which is expected to be recognized as expense over the weighted-average period of 1.3 years.

The weighted average grant date fair value of PSOs granted during the six months ended June 30, 2023 was $2.61. Fair value was estimated on the date of grant using Monte Carlo simulation with the following weighted average assumptions:

Six Months Ended June 30, 2023
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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Company’s effective tax rate was 31.8% and 14.8% for the three and six months ended June 30, 2024, respectively. The Company recorded an income tax benefit of $2.0 million and $1.7 million for the three and six months ended June 30, 2024, respectively. The effective tax rate for the three and six months ended June 30, 2024 includes a stock-based compensation adjustments net tax shortfall of $1.6 million related to restricted stock awards vesting and a $0.4 million state rate change impact on deferred taxes, which are required to be recorded discretely in the interim period in which they occur. The effective tax rate of the Company differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, the relative weighting of the noncontrolling interest, and lower income from operations over the current relevant period, as well as the aforementioned items required to be reported discretely in the interim period. The Company’s effective tax rate was 19% and (11%) for the three and six months ended June 30, 2023, respectively. The Company recorded an income tax benefit of $1.1 million and an income tax expense of $3.3 million for the three and six months ended June 30, 2023, respectively. The effective tax rate for the three and six months ended June 30, 2023 includes a stock-based compensation adjustments net tax shortfall of $2.3 million related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs. In addition, the effective tax rate includes a net tax impact of $5.8 million related to the disposition of BCS, which is required to be recorded discretely in the interim period in which it occurs due to it being a significant, infrequently occurring item disclosed separately in the quarterly financial statements.

The Company recognized adjustments of $2.0 million and $1.7 million for the three and six months ended June 30, 2024, respectively, of deferred tax assets related to the income tax benefit and expense, respectively, derived from the net operating income generated over the same period. The Company recognized adjustments of $1.1 million and ($3.3) million for the three and six months ended June 30, 2023, respectively, of deferred tax assets related to the income tax benefit and expense, respectively, derived from the net operating income generated over the same period.

Deferred tax assets, net of $148.5 million as of June 30, 2024, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent exchanges of Post-Merger Repay Units by the Company. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $36.1 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date.

The Company did not recognize any adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) recorded as a result of the ceiling rule limitation arising under Code Sec. 704(c) for the three and six months ended June 30, 2024, to account for the portion of the Company’s outside basis in the partnership interest that it

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

will not recover through tax deductions. As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of June 30, 2024.

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

As of June 30, 2024, the Company had a liability of $194.6 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Condensed Consolidated Balance Sheet. The increase of $5.7 million in the TRA liability for the six months ended June 30, 2024, was primarily a result of the decrease in the Early Termination Rate and accretion, partially offset by a decrease in the tax rate and a payment of the current portion of the TRA liability, as reported at December 31, 2023, over the same period.

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

Consumer Payments

The Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to collect payments and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”) offering. RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other Independent Sales Organizations (“ISOs”) and payment facilitators. The strategic vertical markets served by the Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail. The Consumer Payments segment represented approximately 86% and 87% of the Company’s total revenue after any intersegment eliminations for the three and six months ended June 30, 2024, respectively. The Consumer Payments segment represented approximately 86% and 87% of the Company’s total revenue after any intersegment eliminations for the three and six months ended June 30, 2023, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, HOA management and hospitality. The Business Payments segment represented approximately 14% and 13% of the Company’s total revenue after any intersegment eliminations for the three and six months ended June 30, 2024, respectively. The Business Payments segment represented approximately 14% and 13% of the Company’s total revenue after any intersegment eliminations for the three and six months ended June 30, 2023, respectively.

The following table presents revenue and gross profit for each reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousand)	2024	2023	2024	2023
Revenue
Consumer Payments	$69,292	$65,924	$145,428	$135,865
Business Payments	10,592	9,829	20,269	18,503
Elimination of intersegment revenues (1)	(4,978)	(3,970)	(10,071)	(8,048)
Total revenue	$74,906	$71,783	$155,626	$146,320
Gross profit (2)
Consumer Payments	$55,546	$51,704	$115,136	$106,329
Business Payments	8,017	7,209	15,065	13,234
Elimination of intersegment revenues	(4,978)	(3,970)	(10,071)	(8,048)
Total gross profit	$58,585	$54,943	$120,130	$111,515

Total other operating expenses (3)	$62,006	$64,809	$126,055	$139,345
Total other income (expense)	(2,791)	3,485	(5,350)	(2,126)
Loss before income tax expense	(6,212)	(6,381)	(11,275)	(29,956)
Income tax benefit (expense)	1,975	1,051	1,673	(3,306)
Net loss	$(4,237)	$(5,330)	$(9,602)	$(33,262)
(1)
Represents intercompany eliminations between segments for consolidation purpose.
(2)
Represents revenue less costs of services (exclusive of depreciation and amortization).
(3)
Represents total operating expenses less costs of services (exclusive of depreciation and amortization).

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of June 30, 2024. The CODM reporting package does not include interest income (expense), net, depreciation and amortization, income tax benefit (expense) and discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.

14. Subsequent Events

Management has evaluated subsequent events and their potential effects on these unaudited condensed consolidated financial statements.

On July 8, 2024, the Company issued $287.5 million aggregate principal amount of 2.875% Convertible Senior Notes due 2029 (the “2029 Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. $27.5 million aggregate principal amount of the 2029 Notes were sold in connection with the full exercise of the initial purchasers’ option to purchase such additional 2029 Notes offering pursuant to the purchase agreement. The net proceeds of the 2029 Notes were $281.1 million after fees and expenses incurred. The 2029 Notes bear interest at a fixed rate of 2.875% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2025. The 2029 Notes will mature on July 15, 2029,

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

unless earlier repurchased, redeemed, or converted in accordance with their terms. The 2029 Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash up to the aggregate principal amount of the 2029 Notes to be converted and cash, shares of the Company’s Class A common stock, or a combination of cash and shares, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted.

On July 8, 2024, in connection with the issuance of the 2029 Notes, the Company (i) repurchased $220.0 million in aggregate principal amount of the 2026 Notes, (ii) used $40.0 million of the net proceeds to repurchase approximately 3.9 million shares of Class A common stock, and (iii) incurred $39.2 million of costs for privately negotiated capped call transactions with certain financial institutions to cover the number of shares of Class A common stock underlying the 2029 Notes. The capped call had an initial strike price of $13.02 per share and a cap price of $20.42 per share, which is subject to certain adjustments.

On July 10, 2024, the Company entered into a Second Amended and Restated Revolving Credit Agreement (the “Second Amended Credit Agreement”) with certain financial institutions, as lenders, and Truist Bank, as administrative agent. The Second Amended Credit Agreement amends and restates the Amended Credit Agreement. The Amended Credit Agreement consisted of a senior secured revolving credit facility in the aggregate principal amount of $185.0 million. The Second Amended Credit Agreement establishes a $250.0 million senior secured revolving credit facility.

The facility under the Second Amended Credit Agreement matures on the earlier of (a) July 10, 2029, (b) the date that is 91 days prior to the maturity date of the Company’s 2026 Notes (subject to certain exceptions for adequate liquidity) and (c) the date that is 91 days prior to the maturity date of the Company’s 2029 Notes (subject to certain exceptions for adequate liquidity). The maturity date may be extended, subject to certain terms and conditions. The facility bears interest at rates based either on Term SOFR, plus a margin of between 1.75% and 2.75%, or, at the Company’s option, a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and Term SOFR for a one-month interest period plus 1.00%, in each case plus an applicable margin of between 0.75% and 1.75%, with the margin in each case depending upon a total net leverage ratio.

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

Consumer Payments – Our Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable our clients to collect payments from and disburse funds to consumers and includes our RCS offering. RCS is our proprietary clearing and settlement platform through which we market customizable payment processing programs to other ISOs and payment facilitators. The strategic vertical markets served by our Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail.

Business Payments – Our Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable our clients to collect payments from or send payments to other businesses. The strategic vertical markets served within our Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, HOA management and hospitality.

Macroeconomic Conditions

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), rising interest rates, supply chain issues, slower growth and recent banking system volatility. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time. Finally, the impact of all of these various events on our results in the first six months of 2024 may not be necessarily indicative of their impact on our results for the remainder of 2024.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. During the three and six months ended June 30, 2024 and 2023, our chargeback rate was less than 1% of our card payment volume.

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

Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months ended June 30,
(in $ thousands, except per share data)	2024	2023	2024	2023
Revenue	$74,906	$71,783	$155,626	$146,320
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	16,321	16,840	35,496	34,805
Selling, general and administrative	35,235	38,177	72,256	76,695
Depreciation and amortization	26,771	26,483	53,799	52,623
Loss on business disposition	—	149	—	10,027
Total operating expenses	78,327	81,649	161,551	174,150
Loss from operations	(3,421)	(9,866)	(5,925)	(27,830)
Other income (expense)
Interest income (expense), net	554	(388)	934	(1,311)
Change in fair value of tax receivable liability	(3,366)	4,056	(6,279)	(482)
Other income (loss), net	21	(183)	(5)	(333)
Total other income (expense)	(2,791)	3,485	(5,350)	(2,126)
Loss before income tax expense	(6,212)	(6,381)	(11,275)	(29,956)
Income tax benefit (expense)	1,975	1,051	1,673	(3,306)
Net loss	$(4,237)	$(5,330)	$(9,602)	$(33,262)
Net loss attributable to non-controlling interest	(166)	(687)	(319)	(2,227)
Net loss attributable to the Company	$(4,071)	$(4,643)	$(9,283)	$(31,035)

Weighted-average shares of Class A common stock outstanding - basic and diluted	91,821,369	89,170,814	91,519,789	88,894,820

Loss per Class A share - basic and diluted	$(0.04)	$(0.05)	$(0.10)	$(0.35)

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenue

Total revenue was $74.9 million for the three months ended June 30, 2024 and $71.8 million for the three months ended June 30, 2023, an increase of $3.1 million or 4.4%. This increase was the result of newly signed clients and the growth of our existing clients.

Costs of Services

Costs of services were $16.3 million for the three months ended June 30, 2024 and $16.8 million for the three months ended June 30, 2023, a decrease of $0.5 million or 3.1%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $35.2 million for the three months ended June 30, 2024 and $38.2 million for the three months ended June 30, 2023, a decrease of $2.9 million or (7.7%), primarily due to a $2.1 million decrease in compensation expenses related to our strategic restructuring and a $0.6 million decrease in software and technological services expenses related to platform integrations.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $26.8 million for the three months ended June 30, 2024 and $26.5 million for the three months ended June 30, 2023, an increase of $0.3 million or 1.1%. This increase was driven by additional amortization related to newly capitalized software.

Interest Income (Expense), net

Interest income (expense), net was $0.6 million for the three months ended June 30, 2024, and included $1.5 million of interest income and ($0.9) million of interest expense. Interest income (expense), net was ($0.4) million for the three months ended June 30, 2023, and included $0.5 million of interest income and ($0.9) million of interest expense.

Interest income increased by $1.0 million compared to the prior year period, due to higher average interest rates earned on our cash and cash equivalents.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $3.4 million for the three months ended June 30, 2024, compared to a $4.1 million gain for the three months ended June 30, 2023, a decrease of $7.4 million. This decrease was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of accretion and changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Income Tax Benefit and Expense

The income tax benefit was $2.0 million for the three months ended June 30, 2024. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall which is required to be reported discretely in the interim period in which they occur. The income tax benefit was $1.1 million for the three months ended June 30, 2023, which was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall and the impact of the BCS disposition which are both required to be reported discretely in the interim period in which they occur.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenue

Total revenue was $155.6 million for the six months ended June 30, 2024 and $146.3 million for the six months ended June 30, 2023, an increase of $9.3 million or 6.4%. This increase was the result of newly signed clients and the growth of our existing clients. For the six months ended June 30, 2023, revenues of approximately $1.2 million are attributable to BCS.

Costs of Services

Costs of services were $35.5 million for the six months ended June 30, 2024 and $34.8 million for the six months ended June 30, 2023, an increase of $0.7 million or 2.0%. This increase was the result of newly signed clients and the growth of our existing clients. For the six months ended June 30, 2023, costs of services of less than $0.1 million are attributable to BCS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $72.3 million for the six months ended June 30, 2024 and $76.7 million for the six months ended June 30, 2023, a decrease of $4.4 million or 5.8%, primarily due to a $3.3 million decrease in transaction expenses related to the disposition of BCS in the prior year period and a $1.2 million decrease in compensation expenses related to our strategic restructuring.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $53.8 million for the six months ended June 30, 2024 and $52.6 million for the six months ended June 30, 2023, an increase of $1.2 million or 2.2%. This increase was driven by additional amortization related to newly capitalized software.

Interest Income (Expense), net

Interest income (expense), net was $0.9 million for the six months ended June 30, 2024, and included $2.7 million of interest income and ($1.8) million of interest expense. Interest income (expense), net was ($1.3) million for the six months ended June 30, 2023, and included $0.8 million of interest income and ($2.1) million of interest expense. Interest income increased by $1.9 million compared to prior year period, due to higher average interest rates earned on our cash and cash equivalents. Interest expense decreased by $0.3 million compared to the prior year period, due to a lower outstanding principal balance under our Amended Credit Agreement.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $6.3 million for the six months ended June 30, 2024, compared to a $0.5 million net loss for the six months ended June 30, 2023, a decrease of $5.8 million. This decrease was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of accretion and changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Income Tax Benefit and Expense

The income tax benefit was $1.7 million for the six months ended June 30, 2024. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall and the state rate change impact on deferred taxes which are both required to be reported discretely in the interim period in which they occur. The income tax expense was $3.3 million for the six months ended June 30, 2023, which was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall and the impact of the BCS disposition which are both required to be reported discretely in the interim period in which they occur.

Segments

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments.

The following table presents our segment revenue and selected performance measures.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousand)	2024	2023	2024	2023
Revenue
Consumer Payments	$69,292	$65,924	$145,428	$135,865
Business Payments	10,592	9,829	20,269	18,503
Elimination of intersegment revenues	(4,978)	(3,970)	(10,071)	(8,048)
Total revenue	$74,906	$71,783	$155,626	$146,320
Gross profit (1)
Consumer Payments	$55,546	$51,704	$115,136	$106,329
Business Payments	8,017	7,209	15,065	13,234
Elimination of intersegment revenues	(4,978)	(3,970)	(10,071)	(8,048)
Total gross profit	$58,585	$54,943	$120,130	$111,515

Total gross profit margin (2)	78%	77%	77%	76%
(1)
Gross profit represents revenue less cost of services (exclusive of depreciation and amortization).
(2)
Gross profit margin represents total gross profit / total revenue.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Consumer Payments

Revenue for the Consumer Payments segment was $69.3 million for the three months ended June 30, 2024 and $65.9 million for the three months ended June 30, 2023, representing a $3.4 million or 5.1% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients.

Gross profit for the Consumer Payments segment was $55.5 million for the three months ended June 30, 2024 and $51.7 million for three months ended June 30, 2023, representing a $3.8 million or 7.4% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients.

Business Payments

Revenue for the Business Payments segment was $10.6 million for the three months ended June 30, 2024 and $9.8 million for the three months ended June 30, 2023, representing a $0.8 million or 7.8% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients.

Gross profit for the Business Payments segment was $8.0 million for the three months ended June 30, 2024 and $7.2 million for the three months ended June 30, 2023, representing a $0.8 million or 11.2% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Consumer Payments

Revenue for the Consumer Payments segment was $145.4 million for the six months ended June 30, 2024 and $135.9 million for the six months ended June 30, 2023, representing a $9.6 million or 7.0% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the six months ended June 30, 2023, revenues of approximately $1.2 million are attributable to BCS.

Gross profit for the Consumer Payments segment was $115.1 million for the six months ended June 30, 2024 and $106.3 million for six months ended June 30, 2023, representing a $8.8 million or 8.3% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the six months ended June 30, 2023, gross profit of approximately $1.2 million is attributable to BCS.

Business Payments

Revenue for the Business Payments segment was $20.3 million for the six months ended June 30, 2024 and $18.5 million for the six months ended June 30, 2023, representing a $1.8 million or 9.5% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients.

Gross profit for the Business Payments segment was $15.1 million for the six months ended June 30, 2024 and $13.2 million for the six months ended June 30, 2023, representing a $1.8 million or 13.8% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on business disposition, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on business disposition, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three and six months ended June 30, 2024 and 2023 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three and six months ended June 30, 2024 and 2023.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended June 30, 2024 and 2023

(Unaudited)

	Three Months ended June 30,
(in $ thousands)	2024	2023
Revenue	$74,906	$71,783
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$16,321	$16,840
Selling, general and administrative	35,235	38,177
Depreciation and amortization	26,771	26,483
Loss on business disposition	—	149
Total operating expenses	$78,327	$81,649
Loss from operations	$(3,421)	$(9,866)
Other income (expense)
Interest income (expense), net	554	(388)
Change in fair value of tax receivable liability	(3,366)	4,056
Other income (loss), net	21	(183)
Total other income (expense)	(2,791)	3,485
Loss before income tax expense	(6,212)	(6,381)
Income tax benefit (expense)	1,975	1,051
Net loss	$(4,237)	$(5,330)

Add:
Interest (income) expense, net	(554)	388
Depreciation and amortization (a)	26,771	26,483
Income tax benefit	(1,975)	(1,051)
EBITDA	$20,005	$20,490

Loss on business disposition (b)	—	149
Non-cash impairment loss (c)	—	50
Non-cash change in fair value of assets and liabilities (d)	3,366	(4,056)
Share-based compensation expense (e)	5,874	6,517
Transaction expenses (f)	414	793
Restructuring and other strategic initiative costs (g)	2,584	4,041
Other non-recurring charges (h)	1,485	2,541
Adjusted EBITDA	$33,728	$30,525

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the six months ended June 30, 2024 and 2023

(Unaudited)

	Six Months ended June 30,
(in $ thousands)	2024	2023
Revenue	$155,626	$146,320
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$35,496	$34,805
Selling, general and administrative	72,256	76,695
Depreciation and amortization	53,799	52,623
Loss on business disposition	—	10,027
Total operating expenses	$161,551	$174,150
Loss from operations	$(5,925)	$(27,830)
Other income (expense)
Interest income (expense), net	934	(1,311)
Change in fair value of tax receivable liability	(6,279)	(482)
Other income (loss), net	(5)	(333)
Total other income (expense)	(5,350)	(2,126)
Loss before income tax expense	(11,275)	(29,956)
Income tax benefit (expense)	1,673	(3,306)
Net loss	$(9,602)	$(33,262)

Add:
Interest (income) expense, net	(934)	1,311
Depreciation and amortization (a)	53,799	52,623
Income tax (benefit) expense	(1,673)	3,306
EBITDA	$41,590	$23,978

Loss on business disposition (b)	—	10,027
Non-cash impairment loss (c)	—	50
Non-cash change in fair value of assets and liabilities (d)	6,279	482
Share-based compensation expense (e)	12,797	10,571
Transaction expenses (f)	1,091	6,790
Restructuring and other strategic initiative costs (g)	4,768	5,452
Other non-recurring charges (h)	2,716	4,113
Adjusted EBITDA	$69,241	$61,463

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended June 30, 2024 and 2023

(Unaudited)

	Three Months ended June 30,
(in $ thousands)	2024	2023
Revenue	$74,906	$71,783
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$16,321	$16,840
Selling, general and administrative	35,235	38,177
Depreciation and amortization	26,771	26,483
Loss on business disposition	—	149
Total operating expenses	$78,327	$81,649
Loss from operations	$(3,421)	$(9,866)
Interest income (expense), net	554	(388)
Change in fair value of tax receivable liability	(3,366)	4,056
Other income (loss), net	21	(183)
Total other income (expense)	(2,791)	3,485
Loss before income tax expense	(6,212)	(6,381)
Income tax benefit (expense)	1,975	1,051
Net loss	$(4,237)	$(5,330)

Add:
Amortization of acquisition-related intangibles (i)	19,702	20,963
Loss on business disposition (b)	—	149
Non-cash impairment loss (c)	—	50
Non-cash change in fair value of assets and liabilities (d)	3,366	(4,056)
Share-based compensation expense (e)	5,874	6,517
Transaction expenses (f)	414	793
Restructuring and other strategic initiative costs (g)	2,584	4,041
Other non-recurring charges (h)	1,485	2,541
Non-cash interest expense (j)	712	712
Pro forma taxes at effective rate (k)	(8,138)	(6,869)
Adjusted Net Income	$21,762	$19,511

Shares of Class A common stock outstanding (on an as-converted basis) (l)	97,665,464	96,796,143
Adjusted Net Income per share	$0.22	$0.20

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the six months ended June 30, 2024 and 2023

(Unaudited)

	Six Months ended June 30,
(in $ thousands)	2024	2023
Revenue	$155,626	$146,320
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$35,496	$34,805
Selling, general and administrative	72,256	76,695
Depreciation and amortization	53,799	52,623
Loss on business disposition	—	10,027
Total operating expenses	$161,551	$174,150
Loss from operations	$(5,925)	$(27,830)
Other expenses
Interest income (expense), net	934	(1,311)
Change in fair value of tax receivable liability	(6,279)	(482)
Other income (loss), net	(5)	(333)
Total other income (expense)	(5,350)	(2,126)
Loss before income tax expense	(11,275)	(29,956)
Income tax benefit (expense)	1,673	(3,306)
Net loss	$(9,602)	$(33,262)

Add:
Amortization of acquisition-related intangibles (i)	39,438	40,887
Loss on business disposition (b)	—	10,027
Non-cash impairment loss (c)	—	50
Non-cash change in fair value of assets and liabilities (d)	6,279	482
Share-based compensation expense (e)	12,797	10,571
Transaction expenses (f)	1,091	6,790
Restructuring and other strategic initiative costs (g)	4,768	5,452
Other non-recurring charges (h)	2,716	4,113
Non-cash interest expense (j)	1,424	1,424
Pro forma taxes at effective rate (k)	(14,771)	(7,830)
Adjusted Net Income	$44,140	$38,704

Shares of Class A common stock outstanding (on an as-converted basis) (l)	97,363,884	96,639,545
Adjusted Net Income per share	$0.45	$0.40

(a)
See footnote (i) for details on amortization and depreciation expenses.
(b)
Reflects the loss recognized related to the disposition of BCS.
(c)
For the three and six months ended June 30, 2023, reflects impairment loss related to trade name write-offs of MPI.
(d)
Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(e)
Represents compensation expense associated with equity compensation plans.
(f)
Primarily consists of (i) during the three and six months ended June 30, 2024, professional service fees incurred in connection with prior transactions, and (ii) during the three and six months ended June 30, 2023, professional service fees and other costs incurred in connection with the disposition of BCS.
(g)
Reflects costs associated with reorganization of operations, consulting fees related to processing services and other operational improvements, including restructuring and integration activities related to acquired businesses, that were not in the ordinary course.
(h)
For the three and six months ended June 30, 2024, reflects franchise taxes and other non-income based taxes, non-recurring legal and other litigation expenses, and payments made to third-parties in connection with our IT security and personnel. For the three and six months ended June 30, 2023, reflects non-recurring payments made to third-parties in connection with a significant expansion of our personnel, one-time payments to certain partners and franchise taxes and other non-income based taxes.
(i)
For the three and six months ended June 30, 2024 and 2023, reflects amortization of client relationships,

non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three Months ended June 30,		Six Months ended June 30,
(in $ thousands)	2024	2023	2024	2023
Acquisition-related intangibles	$19,702	$20,963	$39,438	$40,887
Software	6,856	4,772	13,569	10,247
Amortization	$26,558	$25,735	$53,007	$51,134
Depreciation	213	748	792	1,489
Total Depreciation and amortization (1)	$26,771	$26,483	$53,799	$52,623
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
(l)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three and six months ended June 30, 2024 and 2023. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Weighted average shares of Class A common stock outstanding - basic	91,821,369	89,170,814	91,519,789	88,894,820
Add: Non-controlling interests
Weighted average Post-Merger Repay Units exchangeable for Class A common stock	5,844,095	7,625,329	5,844,095	7,744,725
Shares of Class A common stock outstanding (on an as-converted basis)	97,665,464	96,796,143	97,363,884	96,639,545

Adjusted EBITDA for the three months ended June 30, 2024 and 2023 was $33.7 million and $30.5 million, respectively, representing a 10.5% year-over-year increase. Adjusted EBITDA for the six months ended June 30, 2024 and 2023 was $69.2 million and $61.5 million, representing a 12.7% year-over-year increase.

Adjusted Net Income for the three months ended June 30, 2024 and 2023 was $21.8 million and $19.5 million, respectively, representing a 11.5% year-over-year increase. Adjusted Net Income for the six months ended June 30, 2024 and 2023 was $44.1 million and $38.7 million, respectively, representing a 14.0% year-over-year increase.

Net loss attributable to the Company for the three months ended June 30, 2024 and 2023 was $4.1 million and $4.6 million, respectively, representing a 12.3% year-over-year improvement in our profitability. Net loss attributable to the Company for the six months ended June 30, 2024 and 2023 was $9.3 million and $31.0 million, respectively, representing a 70.1% year-over-year improvement in our profitability.

The increases in Adjusted EBITDA and Adjusted Net Income and improvement in net loss attributable to the Company for the three and six months ended June 30, 2024 were primarily due to the organic growth of our business from newly signed clients and the growth of existing clients, and cost savings initiatives that reduced both cost of services and selling, general and administrative expenses as a percentage of revenue.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of June 30, 2024, we had $147.1 million of cash and cash equivalents and available borrowing capacity of $185.0 million under the Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $26.9 million as of June 30, 2024. We amended the Amended Credit Agreement in July 2024 to increase the borrowing capacity to $250.0 million (as described below). Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the following five years.

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

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. As of June 30, 2024, we have $37.5 million remaining capacity under the Share Repurchase Program. In addition, in July 2024 we used approximately $40.0 million of proceeds from the offering of 2029 Notes to repurchase approximately 3.9 million shares of Class A common stock.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Six Months ended June 30,
(in $ thousands)	2024	2023
Net cash provided by operating activities	$55,780	$40,784
Net cash (used in) provided by investing activities	(22,820)	16,559
Net cash used in financing activities	(3,069)	(22,985)

Cash Flow from Operating Activities

Net cash provided by operating activities was $55.8 million and $40.8 million for the six months ended June 30, 2024 and 2023, respectively, which reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $22.8 million for the six months ended June 30, 2024, due to the capitalization of software development activities.

Net cash provided by investing activities was $16.6 million for the six months ended June 30, 2023, due to cash received from the disposition of BCS, partially offset by the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash used in financing activities was $3.1 million for the six months ended June 30, 2024, due to the payments for tax withholding related to shares vesting under Incentive Plan and ESPP.

Net cash used in financing activities was $23.0 million for the six months ended June 30, 2023, due to the repayment of the outstanding revolving credit facility balance, payments for tax withholding related to shares vesting under Incentive Plan and ESPP and the CPS earnout payment.

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

Second Amended Credit Agreement

On July 10, 2024, we entered into the Second Amended Credit Agreement with certain financial institutions, as lenders, and Truist Bank, as administrative agent. The Second Amended Credit Agreement amends and restates the Amended Credit Agreement, dated as of February 3, 2021. The Amended Credit Agreement consisted of a senior secured revolving credit facility in the aggregate principal amount of $185.0 million. The Second Amended Credit Agreement establishes a $250.0 million senior secured revolving credit facility. This facility matures on the earlier of (a) July 10, 2029, (b) the date that is 91 days prior to the maturity date of the 2026 Notes (subject to certain exceptions for adequate liquidity) and (c) the date that is 91 days prior to the maturity date of the 2029 Notes (subject to certain exceptions for adequate liquidity). The maturity date may be extended, subject to certain terms and conditions.

As of June 30, 2024, the Amended Credit Agreement provided for a revolving credit facility of $185.0 million. As of June 30, 2024, we had $0 million drawn against the revolving credit facility. We paid $0.1 million and $0.2 million in fees related to unused commitments for the three and six months ended June 30, 2024, respectively. We paid $0.2 million and $0.3 million in fees related to unused commitments for the three and six months ended June 30, 2023, respectively.

Convertible Senior Debt

On January 19, 2021, we issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 in a private placement (the “2026 Notes Offering”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. $40.0 million in aggregate principal amount of such 2026 Notes were sold in the 2026 Notes Offering in connection with the full exercise of the initial purchasers’ option to purchase such additional 2026 Notes pursuant to the purchase agreement. Upon conversion, we may choose to pay or deliver cash, shares of our Class A Common Stock, or a combination of cash and shares of our Class A Common Stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed. On July 8, 2024, we used approximately $200.0 million of proceeds from the offering of 2029 Notes and approximately $5.1 million of cash on hand to repurchase $220.0 million in aggregate principal amount of the 2026 Notes in connection with the 2029 Notes offering.

On July 8, 2024, we issued $287.5 million aggregate principal amount of 2.875% Convertible Senior Notes due 2029 in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. $27.5 million aggregate principal amount of the 2029 Notes were sold in connection with the full exercise of the initial purchasers’ option to purchase such additional 2029 Notes offering pursuant to the purchase agreement. We will settle conversions of the 2029 Notes by paying cash up to the aggregate principal amount of the 2029 Notes to be converted and cash, shares of Class A common stock or a combination of cash and shares, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted. The 2029 Notes bear interest at a fixed rate of 2.875% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2025. The 2029 Notes will mature on July 15, 2029, unless earlier repurchased, redeemed, or converted in accordance with their terms.

As of June 30, 2024, we had convertible senior debt outstanding of $435.6 million, net of deferred issuance costs, under the 2026 Notes. We were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants under the 2026 Notes, the 2029 Notes and the Second Amended Credit Agreement, prospectively.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

There have been no significant changes to our critical accounting policies and critical accounting estimates for the six months ended June 30, 2024. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, for a complete discussion of critical accounting policies and critical accounting estimates.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and SOFR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of June 30, 2024, we had convertible senior debt of $435.6 million, net of deferred issuance costs outstanding. As of December 31, 2023, we had convertible senior debt of $434.2 million, net of deferred issuance costs, outstanding. The borrowings under the Amended Credit Agreement accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 1.50% to 2.50% or at an adjusted SOFR rate plus a margin of 2.50% to 3.50% under the Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Amended Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, other than as set forth below.

Our level of indebtedness could adversely affect our ability to meet our obligations under our indebtedness, react to changes in the economy or our industry and to raise additional capital to fund operations.

On July 10, 2024, we increased our existing senior secured credit facilities to a $250.0 million revolving credit facility pursuant to an amendment to the revolving credit agreement with Truist Bank and certain other lenders. On January 19, 2021, we issued $440.0 million in aggregate principal amount of our 2026 Notes. On July 8, 2024, we repurchased $220.0 million of the 2026 Notes. Additionally, on July 8, 2024, we issued $287.5 million in aggregate principal amount of our 2029 Notes. Our ability to service our obligations under our indebtedness, including the 2026 Notes, the 2029 Notes and any indebtedness we may incur under the Second Amended Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive.

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

We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes or the 2029 Notes, or to repurchase the 2026 Notes or the 2029 Notes upon a fundamental change, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the 2026 Notes and the 2029 Notes.

Holders of the 2026 Notes and the 2029 Notes (together “Notes”) have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. Upon conversion of the 2026 Notes, unless we elect to cause to be delivered solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the 2026 Notes being converted. In addition, upon conversion of the 2029 Notes, we will be required to make cash payments up to the aggregate principal amount of the 2029 Notes being converted and in respect of the remainder, if any, of our conversion obligation, we may elect to make cash payments or deliver shares of our Class A common stock, or a combination, to settle such conversion. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or to pay cash with respect to the Notes being converted.

In addition, our ability to repurchase the Notes or to pay cash upon conversion of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the 2026 Notes and the indenture governing the 2029 Notes (together the “indentures”) or to pay any cash payable on future conversions of the Notes as required by the indentures, would constitute a default under the indentures. A default under the indentures, or the fundamental change itself, could also lead to a default under our Second Amended Credit Agreement and other agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase, make interest payments on or make cash payments upon conversion of the Notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

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

In the event the conditional conversion feature of the 2029 Notes is triggered, holders of the 2029 Notes will be entitled to convert their 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle any converted principal amount of such notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Provisions in the indentures could delay or prevent an otherwise beneficial takeover of the Company

Certain provisions of the Notes and the indentures could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then we will be required to make an offer to the holders of the Notes to repurchase for cash all or part of their outstanding Notes. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to increase the conversion rate temporarily. In either case, and in other cases, our obligations under the Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that you may view as favorable.

Future issuances or sales of substantial amounts of our Class A common stock in the public market, or the perception that such issuances or sales may occur, could cause the market price for our Class A common stock to decline.

Hawk Parent has outstanding an aggregate of 5,844,095 Post-Merger Repay Units as of June 30, 2024. Pursuant to the Exchange Agreement, Repay Unitholders have the right to elect to exchange such Post-Merger Repay Units into shares of our Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement. However, Hawk Parent may elect to settle such exchange in cash in lieu of delivering shares of our Class A common stock pursuant to the terms of the Exchange Agreement.

In addition, we have reserved a total of 22,226,728 shares of Class A common stock for issuance under our Incentive Plan. To the extent such shares have vested or vest in the future (and settle into shares, in the case of restricted stock units), they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We also have outstanding $220.0 million aggregate principal amount of our 2026 Notes and $287.5 million aggregate principal amount of our 2029 Notes which are convertible into shares of our Class A common stock in certain circumstances. Investors will incur further dilution upon the conversion of any of our Notes if we elect to deliver shares of Class A common stock upon such conversion. In the future, we may also issue additional securities in connection with investments, acquisitions or capital raising activities, which could constitute a material portion of our then-outstanding shares of our Class A common stock and may result in additional dilution to investors or adversely impact the price of our Class A common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes such purchases of Class A common stock made by us or any “affiliate purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) for the three months ended June 30, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
April 1- 30, 2024	644	$—	—	$37,471,576
May 1 - 31, 2024	10,224	9.87	—	—
June 1 - 30, 2024	2,302	10.58	—	—
Total	13,170	$10.02	—	$37,471,576

(1)
Reflects 13,170 shares that we withheld pursuant to the Incentive Plan and the ESPP in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan and share purchases under the ESPP, which, in each case, we withheld at fair market value on the applicable vesting date or purchase date.
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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Second Amended and Restated Bylaws

On August 2, 2024, our board of directors approved and adopted the Second Amended and Restated Bylaws of the Company (the “Second Amended and Restated Bylaws”) effective as of such date. The Second Amended and Restated Bylaws amend and restate the previously existing bylaws of the Company in their entirety to provide further clarity in respect of the advance notice provisions within the Company’s Second Amended and Restated Bylaws by eliminating the term “acting in concert” and adding standard securities law-based definitions for the terms “affiliates” and “associates”. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.3 hereto and is incorporated by reference herein.

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Certificate of Corporate Domestication of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 17, 2019).

3.2(a)	Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 17, 2019).

3.2(b)	Amendment to the Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2022).

3.3*	Second Amended and Restated Bylaws of Repay Holdings Corporation.

10.1

Second Amended and Restated Repay Holdings Corporation Omnibus Incentive Plan (as Amended and Restated Effective as of May 30, 2024) (incorporated by reference to Annex A to the Company's proxy statement (File No. 001-38531), filed with the SEC on April 19, 2024).

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

101*

The following financial statements from the Company’s Form 10‑Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes In Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: August 8, 2024	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)