Form 10-Q
period 2024-09-30
Repay Holdings Corp
filed 2024-11-12
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38531

Repay Holdings Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	98-1496050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3060 Peachtree Road NW, Suite 1100 Atlanta, GA	30305
(Address of principal executive offices)	(Zip Code)
3 West Paces Ferry Road,
Suite 200
Atlanta, GA	30305
(Former address of principal executive offices)	(Former Zip Code)

Registrant’s telephone number, including area code: (404) 504-7472

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	RPAY	The NASDAQ Stock Market LLC

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

As of November 6, 2024, there are 91,904,449 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 4,143,452 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of November 6, 2024, the holders of such outstanding shares of Class V common stock also hold 5,728,480 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended September 30, 2024

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

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

($ in thousands)	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$168,715	$118,096
Accounts receivable	41,124	36,017
Prepaid expenses and other	14,930	15,209
Total current assets	224,769	169,322

Property, plant and equipment, net	2,713	3,133
Restricted cash	46,540	26,049
Intangible assets, net	402,292	447,141
Goodwill	716,793	716,793
Operating lease right-of-use assets, net	11,564	8,023
Deferred tax assets	157,097	146,872
Other assets	2,500	2,500
Total noncurrent assets	1,339,499	1,350,511
Total assets	$1,564,268	$1,519,833

Liabilities
Accounts payable	$28,792	$22,030
Accrued expenses	52,246	32,906
Current operating lease liabilities	1,199	1,629
Current tax receivable agreement	—	580
Other current liabilities	1,026	318
Total current liabilities	83,263	57,463

Long-term debt	496,214	434,166
Noncurrent operating lease liabilities	10,958	7,247
Tax receivable agreement, net of current portion	201,273	188,331
Other liabilities	2,861	1,838
Total noncurrent liabilities	711,306	631,582
Total liabilities	$794,569	$689,045

Commitments and contingencies (Note 10)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized; 93,213,403 issued and 87,720,670 outstanding as of September 30, 2024; 92,220,494 issued and 90,803,984 outstanding as of December 31, 2023	9	9
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Treasury stock, 5,492,733 and 1,416,510 shares as of September, 2024 and December 31, 2023, respectively	(53,782)	(12,528)
Additional paid-in capital	1,138,160	1,151,324
Accumulated deficit	(329,710)	(323,670)
Total Repay stockholders' equity	$754,677	$815,135
Non-controlling interests	15,022	15,653
Total equity	$769,699	$830,788
Total liabilities and equity	$1,564,268	$1,519,833

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2024	2023	2024	2023
Revenue	$79,145	$74,320	$234,771	$220,640
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	17,584	17,637	53,080	52,442
Selling, general and administrative	36,707	35,279	108,963	111,974
Depreciation and amortization	25,529	26,523	79,328	79,146
Loss on business disposition	—	—	—	10,027
Total operating expenses	79,820	79,439	241,371	253,589
Loss from operations	(675)	(5,119)	(6,600)	(32,949)
Other income (expense)
Interest (expense) income, net	(1,310)	(103)	(376)	(1,413)
Gain on extinguishment of debt	13,136	—	13,136	—
Change in fair value of tax receivable liability	(6,479)	(3,234)	(12,758)	(3,716)
Other income (loss), net	67	(26)	62	(360)
Total other income (expense)	5,414	(3,363)	64	(5,489)
Income (loss) before income tax (expense) benefit	4,739	(8,482)	(6,536)	(38,438)
Income tax benefit (expense)	(1,524)	1,998	149	(1,308)
Net income (loss)	$3,215	$(6,484)	$(6,387)	$(39,746)
Less: Net loss attributable to non-controlling interests	(28)	(316)	(347)	(2,543)
Net income (loss) attributable to the Company	$3,243	$(6,168)	$(6,040)	$(37,203)

Income (loss) per Class A share attributable to the Company:
Basic	$0.04	$(0.07)	$(0.07)	$(0.41)
Diluted	$0.03	$(0.07)	$(0.07)	$(0.41)
Weighted-average shares outstanding:
Basic	88,263,285	91,160,415	90,426,364	89,658,318
Diluted	103,129,907	91,160,415	90,426,364	89,658,318

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at June 30, 2023	90,294,728	$9	100	$-	$1,132,717	$(10,000)	$(244,215)	$25,105	$903,616
Exchange of Post-Merger Repay Units	597,882	-		-	2,322	-	-	(2,322)	-
Release of share awards vested under Incentive Plan	61,489	-		-	-	-	-	-	-
Tax withholding related to shares vesting under Incentive Plan	(17,592)	-		-	(138)	-	-	4	(134)
Stock-based compensation	-	-		-	5,684	-	-	2	5,686
Tax distribution from Hawk Parent	-	-		-	-	-	-	(338)	(338)
Net loss	-	-		-	-	-	(6,168)	(316)	(6,484)
Balance at September 30, 2023	90,936,507	$9	100	$-	$1,140,585	$(10,000)	$(250,383)	$22,135	$902,346

Balance at June 30, 2024	91,571,033	$9	100	$-	$1,160,879	$(12,528)	$(332,953)	$15,318	$830,725
Exchange of Post-Merger Repay Units	115,615	-		-	304	-	-	(304)	-
Release of share awards vested under Incentive Plan	72,570	-		-	-	-	-	-	-
Tax withholding related to shares vesting under Incentive Plan	(21,217)	-		-	(231)	-	-	-	(231)
Treasury shares repurchased	(4,076,223)	-		-	(360)	(41,254)	-	37	(41,577)
Stock options exercised	58,892	-		-	396	-	-	(1)	395
Stock-based compensation	-	-		-	6,467	-	-	-	6,467
Purchase of capped calls related to issuance of the 2029 Notes	-	-		-	(29,295)	-	-	-	(29,295)
Net income (loss)	-	-		-	-	-	3,243	(28)	3,215
Balance at September 30, 2024	87,720,670	$9	100	$-	$1,138,160	$(53,782)	$(329,710)	$15,022	$769,699

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited) (Continued)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at December 31, 2022	88,276,613	$9	100	$-	$1,117,733	$(10,000)	$(213,180)	$33,731	$928,293
Exchange of Post-Merger Repay Units	2,014,460	-		-	8,038	-	-	(8,038)	-
Release of share awards vested under Incentive Plan and ESPP	839,699	-		-	2	-	-	(2)	-
Tax withholding related to shares vesting under Incentive Plan and ESPP	(194,265)	-		-	(1,522)	-	-	12	(1,510)
Stock-based compensation	-	-		-	16,334	-	-	(78)	16,256
Tax distribution from Hawk Parent	-	-		-	-	-	-	(947)	(947)
Net loss	-	-		-	-	-	(37,203)	(2,543)	(39,746)
Balance at September 30, 2023	90,936,507	$9	100	$-	$1,140,585	$(10,000)	$(250,383)	$22,135	$902,346

Balance at December 31, 2023	90,803,984	$9	100	$-	$1,151,324	$(12,528)	$(323,670)	$15,653	$830,788
Exchange of Post-Merger Repay Units	115,615	-		-	304	-	-	(304)	-
Release of share awards vested under Incentive Plan and ESPP	1,098,165	-		-	1	-	-	(1)	-
Tax withholding related to shares vesting under Incentive Plan and ESPP	(279,763)	-		-	(2,726)	-	-	6	(2,720)
Treasury shares repurchased	(4,076,223)	-		-	(360)	(41,254)	-	37	(41,577)
Stock options exercised	58,892	-		-	396	-	-	(1)	395
Stock-based compensation	-	-		-	18,516	-	-	(21)	18,495
Purchase of capped calls related to issuance of the 2029 Notes	-	-		-	(29,295)	-	-	-	(29,295)
Net loss	-	-		-	-	-	(6,040)	(347)	(6,387)
Balance at September 30, 2024	87,720,670	$9	100	$-	$1,138,160	$(53,782)	$(329,710)	$15,022	$769,699

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(6,387)	$(39,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,328	79,146
Stock based compensation	18,495	16,256
Amortization of debt issuance costs	2,185	2,136
Loss on business disposition	—	10,027
Gain on extinguishment of debt	(13,136)	—
Other loss	—	273
Fair value change in tax receivable agreement liability	12,758	3,716
Deferred tax expense	(149)	1,308
Change in accounts receivable	(5,107)	(4,857)
Change in prepaid expenses and other	279	4,161
Change in operating lease ROU assets	(3,541)	389
Change in accounts payable	6,762	(1,948)
Change in accrued expenses and other	19,339	(1,544)
Change in operating lease liabilities	3,281	(424)
Change in other liabilities	1,731	(142)
Net cash provided by operating activities	115,838	68,751
Cash flows from investing activities
Purchases of property and equipment	(782)	(1,062)
Capitalized software development costs	(33,278)	(36,678)
Proceeds from sale of business, net of cash retained	—	40,273
Net cash (used in) provided by investing activities	(34,060)	2,533
Cash flows from financing activities
Issuance of long-term debt	287,500	—
Payments on long-term debt	(205,150)	(20,000)
Payments of debt issuance costs	(9,350)	—
Payments for tax withholding related to shares vesting under Incentive Plan and ESPP	(2,720)	(1,510)
Treasury shares repurchased	(41,577)	—
Stock options exercised	395	—
Distributions to Members	—	(947)
Purchase of capped calls related to issuance of the 2029 Notes	(39,186)	—
Payment of Tax Receivable Agreement (“TRA”)	(580)	—
Payment of contingent consideration liability up to acquisition-date fair value	—	(1,000)
Net cash used in financing activities	(10,668)	(23,457)
Increase in cash, cash equivalents and restricted cash	71,110	47,827
Cash, cash equivalents and restricted cash at beginning of period	$144,145	$93,563
Cash, cash equivalents and restricted cash at end of period	$215,255	$141,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$643	$840
Income taxes	$2,045	$1,201

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

	Three Months Ended September 30, 2024
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$66,772	$15,083	$(5,341)	$76,514
Indirect relationships	2,417	214	—	2,631
Total Revenue	$69,189	$15,297	$(5,341)	$79,145

	Three Months Ended September 30, 2023
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$65,773	$9,422	$(4,104)	$71,091
Indirect relationships	2,947	282	—	3,229
Total Revenue	$68,720	$9,704	$(4,104)	$74,320

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2024
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$206,857	$34,928	$(15,412)	$226,373
Indirect relationships	7,760	638	—	8,398
Total Revenue	$214,617	$35,566	$(15,412)	$234,771

	Nine Months Ended September 30, 2023
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$195,183	$27,348	$(12,152)	$210,379
Indirect relationships	9,439	822	—	10,261
Total Revenue	$204,622	$28,170	$(12,152)	$220,640

When the Company’s right to consideration for performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount the Company has billed to the client is recognized as a contract asset. The contract asset balance was $1.6 million and $1.4 million as of September 30, 2024 and December 31, 2023, respectively, and is included within Prepaid expenses and other in the Consolidated Balance Sheets.

4. Earnings Per Share

During the three months ended September 30, 2024, the aggregate principal amount of the 2029 notes are not included in the computation of diluted net income (loss) per share as the Company is required to settle such amount in cash. The Company may elect to settle the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted in cash, shares of the Company’s Class A common stock, or a combination of cash and shares. Because the average market price of the Company’s Class A common stock for the period was less than the conversion price, there are no incremental shares to be considered in the computation of diluted net income (loss) per share. See Note 9. Borrowings for further discussion on the 2029 Notes. During the three months ended September 30, 2023 and nine months ended September 30, 2024 and 2023, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested share-based awards, outstanding stock options, outstanding employee stock purchase plan (“ESPP”) purchase rights and the Company’s convertible senior notes would have been anti-dilutive.

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2024	2023	2024	2023
Net income (loss) attributable to the Company	$3,243	$(6,168)	$(6,040)	$(37,203)

Weighted average shares of Class A common stock outstanding - basic	88,263,285	91,160,415	90,426,364	89,658,318
Add weighted average effect of dilutive common stock equivalent shares:
Post-Merger Repay Units exchangeable for Class A common stock	5,811,526
Unvested share-based awards of Class A common stock	2,413,385
Outstanding stock options of Class A common stock	90,267
Outstanding ESPP purchase rights for Class A common stock	3,825
2026 Notes convertible into Class A common stock	6,547,619
Weighted average shares of Class A common stock outstanding - diluted	103,129,907	91,160,415	90,426,364	89,658,318

Income (loss) per share of Class A common stock outstanding - basic	$0.04	$(0.07)	$(0.07)	$(0.41)
Income (loss) per share of Class A common stock outstanding - diluted	$0.03	$(0.07)	$(0.07)	$(0.41)

For the three months ended September 30, 2023 and nine months ended September 30, 2024 and 2023, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2024	2023
Post-Merger Repay Units exchangeable for Class A common stock	5,861,271	5,728,480	5,861,271
Unvested share-based awards of Class A common stock	5,618,759	6,578,521	5,618,759
Outstanding stock options for Class A common stock	1,148,822	1,089,930	1,148,822
Senior notes convertible into Class A common stock	13,095,238	6,547,619	13,095,238
Share equivalents excluded from loss per share	25,724,090	19,944,550	25,724,090

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Transaction Expenses

The Company incurred transaction expenses of $0 and $3.4 million for the three and nine months ended September 30, 2023 related to the disposition of BCS. Transaction expenses are included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

	September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$168,715	$—	$—	$168,715
Restricted cash	46,540	—	—	46,540
Other assets	—	2,500	—	2,500
Total assets	$215,255	$2,500	$—	$217,755
Liabilities:
Borrowings	$—	$482,632	$—	$482,632
Tax receivable agreement	—	—	201,273	201,273
Total liabilities	$—	$482,632	$201,273	$683,905

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$118,096	$—	$—	$118,096
Restricted cash	26,049	—	—	26,049
Other assets	—	2,500	—	2,500
Total assets	$144,145	$2,500	$—	$146,645
Liabilities:
Borrowings	$—	$375,650	$—	$375,650
Tax receivable agreement	—	—	188,911	188,911
Total liabilities	$—	$375,650	$188,911	$564,561

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Borrowings

The revolving credit facility and convertible senior notes are measured at amortized cost, which the carrying value is unpaid principal net of unamortized debt discount and debt issuance costs. The estimated fair value of the revolving credit facility approximates the unpaid principal because its interest rate approximates market interest rates. The estimated fair value of convertible senior notes is determined using the quoted prices from over-the-counter markets. The estimated fair value of the Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the market interest rates and quoted prices are generally observable and do not contain a high level of subjectivity. As of September 30, 2024 and December 31, 2023, the Company had $0 drawn against the revolving credit facility.

The following table provides the carrying value and estimated fair value of borrowings. See Note 9. Borrowings for further discussion on borrowings.

	September 30, 2024		December 31, 2023
($ in thousands)	Carrying value	Fair value	Carrying value	Fair value
Convertible senior notes	$496,214	$482,632	$434,166	$375,650

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

The Company used a discount rate, also referred to as the Early Termination Rate, as defined in the TRA, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 6.68% was applied to the forecasted TRA payments at September 30, 2024, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. During the nine months ended September 30, 2024, the TRA balance was adjusted by $12.4 million through an exchange, a payment, accretion expense and a valuation adjustment, related to a decrease in the income tax rate used to measure the TRA as of the Early Termination Date and a decrease in the discount rate, which was 7.10% as of December 31, 2023.

The following table provides a rollforward of the TRA related to the acquisition and exchanges of Post-Merger Repay Units. See Note 12. Taxation for further discussion on the TRA.

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Balance at beginning of period	$188,911	$179,127
Purchases	185	3,058
Payments	(580)	—
Accretion expense	10,182	—
Valuation adjustment	2,575	3,716
Balance at end of period	$201,273	$185,901

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

7. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of September 30, 2024 and December 31, 2023, the indefinite-lived intangible assets consist of one trade name, arising from the acquisition of Hawk Parent.

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$523,000	$229,278	$293,722	5.58
Channel relationships	29,885	7,157	22,728	7.61
Software costs	135,008	69,191	65,817	1.26
Non-compete agreements	3,770	3,745	25	0.03
Trade name	20,000	—	20,000	—
Balance as of September 30, 2024	$711,663	$309,371	$402,292	4.80

Client relationships	$523,850	$190,591	$333,259	6.32
Channel relationships	29,785	4,792	24,993	8.39
Software costs	246,996	178,323	68,673	0.83
Non-compete agreements	4,580	4,364	216	0.23
Trade name	20,000	—	20,000	—
Balance as of December 31, 2023	$825,211	$378,070	$447,141	4.68

The Company’s amortization expense for intangible assets was $25.1 million and $78.1 million for the three and nine months ended September 30, 2024, respectively. The Company’s amortization expense for intangible assets was $26.2 million and $77.3 million for the three and nine months ended September 30, 2023, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future
Year Ending December 31,	Amortization Expense
2024	$24,946
2025	89,372
2026	74,592
2027	59,369
2028	55,167
Thereafter	78,846

8. Goodwill

There were no changes in the carrying amount of goodwill for either the Consumer Payments or Business Payments segment during the nine months ended September 30, 2024.

The Company concluded that goodwill was not impaired for either the Consumer Payments or Business Payments segment as of September 30, 2024. As of September 30, 2024 and December 31, 2023, accumulated impairment losses were $75.7 million for the Business Payments segment.

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

Second Amended Credit Agreement

On July 10, 2024, the Company entered into a Second Amended and Restated Revolving Credit Agreement (the “Second Amended Credit Agreement”) with certain financial institutions, as lenders, and Truist Bank, as administrative agent. The Second Amended Credit Agreement amends and restates the Amended Credit Agreement. The Second Amended Credit Agreement establishes a $250.0 million senior secured revolving credit facility. This facility matures on the earlier of (a) July 10, 2029, (b) the date that is 91 days prior to the maturity date of the 2026 Notes (defined below) (subject to certain exceptions for adequate liquidity) and (c) the date that is 91 days prior to the maturity date of the 2029 Notes (defined below) (subject to certain exceptions for adequate liquidity). The maturity date may be extended, subject to certain terms and conditions.

As of September 30, 2024, the Company had $0 drawn against the revolving credit facility. The Company’s interest expense on the revolving credit facility, including unused commitment fees and amortization of deferred issuance costs, totaled $2.9 million and $4.7 million for the three and nine months ended September 30, 2024, respectively. Interest expense was $0.9 million and $3.0 million for the three and nine months ended September 30, 2023, respectively.

Convertible Senior Notes

On January 19, 2021, the Company issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement. The initial conversion rate of any 2026 Notes was 29.7619 shares of Class A common stock per $1,000 principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $33.60 per share of Class A common stock). Upon conversion of the 2026 Notes, the Company may choose to pay or deliver cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed. Subject to Nasdaq requirements, the Company controls the conversion rights prior to November 3, 2025, unless a fundamental change or an event of default occurs. On July 8, 2024, the Company repurchased $220.0 million in aggregate principal amount of the 2026 Notes at a discount based on the quoted prices from over-the-counter markets, with a cash payment of $205.2 million. The repurchase of the 2026 Notes resulted in a gain of $13.1 million, net of a write-off of debt issuance costs relating to the repurchased principal during the three and nine months ended September 30, 2024, and was recorded within Gain on debt extinguishment in the Company’s Condensed Consolidated Statements of Operations.

On July 8, 2024, the Company issued $287.5 million aggregate principal amount of 2.875% Convertible Senior Notes due 2029 (the “2029 Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. $27.5 million aggregate principal amount of the 2029 Notes were sold in connection with the full exercise of the initial purchasers’ option to purchase such additional 2029 Notes offering pursuant to the purchase agreement. The net proceeds of the 2029 Notes were $279.2 million after

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

fees and expenses incurred. The 2029 Notes bear interest at a fixed rate of 2.875% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2025. The 2029 Notes will mature on July 15, 2029, unless earlier repurchased, redeemed, or converted in accordance with their terms. The 2029 Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash up to the aggregate principal amount of the 2029 Notes to be converted and cash, shares of the Company’s Class A common stock, or a combination of cash and shares, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted.

During the nine months ended September 30, 2024, the conversion contingencies of the convertible senior notes were not met, and the conversion terms of the 2026 Notes and 2029 Notes were not significantly changed.

The following table summarizes the total borrowings under the credit agreements and convertible senior notes:

($ in thousands)	September 30, 2024	December 31, 2023
Non-current indebtedness:
Convertible senior notes:
2026 Notes	$220,000	$440,000
2029 Notes	287,500	—
Total borrowings	507,500	440,000
Less: Long-term loan debt issuance cost (1)	11,286	5,834
Total non-current borrowings	$496,214	$434,166

(1)
The Company incurred $0.8 million and $2.2 million of interest expense for the amortization of deferred debt issuance costs for the three and nine months ended September 30, 2024, respectively. The Company incurred $0.7 million and $2.1 million of interest expense for the amortization of deferred debt issuance costs for the three and nine months ended September 30, 2023, respectively.

The following is a summary of principal maturities of long‑term debt for each of the next five years ending December 31 and in the aggregate:

($ in thousands)
2024	$—
2025	—
2026	220,000
2027	—
2028	—
$220,000

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

determination of the lease term, and related payments are included in the calculation of the right-of-use (“ROU”) asset and lease liability.

On December 31, 2023, the Company entered into an amendment for one of the existing leases to relocate to another space within the building, commencing on August 1, 2024. The landlord provided a construction allowance, in the form of reimbursements, of up to $1.4 million related to approved improvements and renovations of the landlord’s property during the construction period. On July 25, 2024, the Company further amended and restated the agreement which modified the commencement date of the lease to September 1, 2024.

On July 12, 2024, the Company entered an agreement with a third party to sublease one of the operating leases. No impairment test was performed due to the anticipated sublease income exceeding the lease costs for the term of the sublease.

During the three and nine months ended September 30, 2024, the Company recognized sublease income of $0.1 million and $0.2 million, respectively, within Other (loss) income in the Company’s Consolidated Statements of Operations.

The components of lease cost are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Components of total lease costs:
Operating lease cost	$523	$580	$1,380	$1,960
Short-term lease cost	6	11	18	22
Total lease cost	$529	$591	$1,398	$1,982

Amounts reported in the Condensed Consolidated Balance Sheets were as follows:

($ in thousands)	September 30, 2024	December 31, 2023
Operating leases:
ROU assets	$11,564	$8,023
Lease liability, current	1,199	1,629
Lease liability, long-term	10,958	7,247
Total lease liabilities	$12,157	$8,876

Weighted-average remaining lease term (in years)	6.0	4.3
Weighted-average discount rate (annualized)	6.2%	5.8%

Other information related to leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$560	$538	$1,659	$1,879
ROU assets obtained in exchange for lease liabilities:
Operating leases	6,262	—	6,262	—

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents a maturity analysis of the Company’s operating leases liabilities as of September 30, 2024:

($ in thousands)
2024	$601
2025	1,915
2026	2,320
2027	2,028
2028	1,867
Thereafter	6,713
Total undiscounted lease payments	15,444
Less: Imputed interest	3,287
Total lease liabilities	$12,157

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Share-based compensation expense	$6.5	$5.7	$18.5	$16.3
Income tax benefit	0.2	0.2	2.5	1.5

Activity for RSAs for the nine months ended September 30, 2024 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	3,550,365	$9.26
Granted	1,887,965	8.00
Forfeited (1)	480,917	10.03
Vested	755,189	10.99
Unvested at September 30, 2024	4,202,224	$8.30

(1)
The forfeited shares include shares forfeited as a result of employee terminations and shares withheld to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards under the Incentive Plan during the nine months ended September 30, 2024; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Activity for RSUs for the nine months ended September 30, 2024 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	171,384	$7.41
Granted	130,923	9.70
Forfeited	—	—
Vested	171,384	7.41
Unvested at September 30, 2024	130,923	$9.70

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

Activity for PSUs for the nine months ended September 30, 2024 was as follows:

	Class A Common Stock (1)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	1,482,791	$10.88
Granted	762,583	13.03
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2024	2,245,374	$11.61

(1)
Represent shares to be paid out at 100% target level.

For PSUs, RSAs, and RSUs vested during the nine months ended September 30, 2024, the total fair value, based upon the Company’s Class A common stock price at the date vested, was $12.0 million. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $32.0 million at September 30, 2024, which is expected to be recognized as expense over the weighted-average period of 1.9 years.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock Options

Activity for PSOs for the nine months ended September 30, 2024 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,148,822	6.13	7.0	$2,768,661
Granted	—	—
Forfeited	—	—
Exercised	58,892	6.13		113,374
Outstanding at September 30, 2024	1,089,930	$6.13	7.0	$2,190,759

Options vested and exercisable at September 30, 2024	294,462	$6.13	7.0	$591,869

The Company recognized compensation expense for PSOs of $0.2 million and $0.8 million during the three and nine months ended September 30, 2024, respectively. The Company recognized compensation expense for PSOs of $0.5 million and $1.0 million during the three and nine months ended September 30, 2023, respectively. Unrecognized compensation expense related to outstanding PSOs was $0.7 million at September 30, 2024, which is expected to be recognized as expense over the weighted-average period of 1.2 years.

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

Employee Stock Purchase Plan

On August 18, 2021, the Company’s stockholders approved the Repay Holdings Corporation 2021 Employee Stock Purchase Plan. The purpose of the ESPP is to provide eligible employees with the opportunity to purchase the Company’s Class A common stock through accumulated payroll deductions. A total of 1,000,000 shares of the Company’s Class A common stock are available for issuance under the ESPP. Under the ESPP, participants are offered the right to purchase shares of the Company’s Class A common stock at a discount during a series of offering periods. The length of the offering periods under the ESPP will be determined by the administrator and may be up to twenty-seven months long.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Company’s effective tax rate was (18.2)% and 2.3% for the three and nine months ended September 30, 2024, respectively. The Company recorded an income tax expense of $1.5 million and an income tax benefit of $0.1 million for the three and nine months ended September 30, 2024, respectively. The effective tax rate for the three and nine months ended September 30, 2024 includes a stock-based compensation adjustments net tax shortfall of $1.7 million related to restricted stock awards vesting and a $0.4 million state rate change impact on deferred taxes. In addition, the effective tax rate includes a net $3.7 million and a ($0.4) million impact related to cancellation of debt income and write-off of unamortized debt issuance costs, respectively, associated with the partial repurchase of the 2026 Notes, which are required to be recorded discretely in the interim period in which they occur. The effective tax rate of the Company differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, the relative weighting of the noncontrolling interest, and lower income from operations over the current relevant period, as well as the aforementioned items required to be reported discretely in the interim period. The Company’s effective tax rate was 24% and (3%) for the three and nine months ended September 30, 2023, respectively. The Company recorded an income tax benefit of $2.0 million and an income tax expense of $1.3 million for the three and nine months ended September 30, 2023, respectively. The effective tax rate for the three and nine months ended September 30, 2023 includes a stock-based compensation adjustments net tax shortfall of $2.4 million related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs. In addition, the effective tax rate includes a net tax impact of $5.9 million related to the disposition of BCS, which is required to be recorded discretely in the interim period in which it occurs due to it being a significant, infrequently occurring item disclosed separately in the quarterly financial statements.

The Company recognized adjustments of $1.5 million and $0.1 million for the three and nine months ended September 30, 2024, respectively, of deferred tax assets related to the income tax expense and benefit, respectively, derived from the net operating income generated over the same period. The Company recognized adjustments of $2.0 million and $1.3 million for the three and nine months ended September 30, 2023, respectively, of deferred tax assets related to the income tax benefit and expense, respectively, derived from the net operating income generated over the same period.

Deferred tax assets, net of $157.1 million as of September 30, 2024, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent exchanges of Post-Merger Repay Units by the Company. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $36.1 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date. Furthermore, as part of the 2029 Notes issuance on July 8, 2024, the Company incurred $39.2 million of costs for privately negotiated capped call transactions with certain financial institutions to cover the number of shares of Class A common stock underlying the 2029 Notes. The capped call had an initial strike price of $13.02 per share and a cap price of $20.42 per share, which is subject to certain adjustments. For Tax purposes, this is considered a tax-efficient capped call (i.e., the capped call is integrated with the 2029 Notes in accordance with Section 1.1275-6 of the Code). As such, the total $39.2 million incurred to acquire the capped call is treated as original issue discount (“OID”) on synthetic debt and eligible for a deduction as interest expense over the life of the instrument, subject to certain limitations under 163(j). As a result of the capped call being booked as equity for GAAP purposes instead of OID on synthetic debt, the Company is required to set up a tax effected deferred tax asset of $9.9 million for the equivalent amount of the capped call. This temporary difference created as a result of the OID Interest Expense deduction is expected to be realized over the term of the instrument.

The Company did not recognize any adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) recorded as a result of the ceiling rule limitation arising under Code Sec. 704(c) for the three and nine months ended September 30, 2024, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions. As the ceiling rule causes taxable income allocations to be in excess of

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of September 30, 2024.

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

As of September 30, 2024, the Company had a liability of $201.3 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Condensed Consolidated Balance Sheet. The increase of $12.4 million in the TRA liability for the nine months ended September 30, 2024, was primarily a result of the decrease in the Early Termination Rate and accretion, partially offset by a decrease in the tax rate and a payment of the current portion of the TRA liability, as reported at December 31, 2023, over the same period.

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

Consumer Payments

The Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to collect payments and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”) offering. RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other Independent Sales Organizations (“ISOs”) and payment facilitators. The strategic vertical markets served by the Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail. The Consumer Payments segment represented approximately 81% and 85% of the Company’s total revenue after any intersegment eliminations for the three and nine months ended September 30, 2024, respectively. The Consumer Payments segment represented approximately 87% of the Company’s total revenue after any intersegment eliminations for both the three and nine months ended September 30, 2023.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality. The Business Payments segment represented approximately 19% and 15% of the Company’s total revenue after any intersegment eliminations for the three and nine months ended September 30, 2024, respectively. The Business Payments segment represented approximately 13% of the Company’s total revenue after any intersegment eliminations for both the three and nine months ended September 30, 2023.

The following table presents revenue and gross profit for each reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Revenue
Consumer Payments	$69,189	$68,720	$214,617	$204,622
Business Payments	15,297	9,704	35,566	28,170
Elimination of intersegment revenues (1)	(5,341)	(4,104)	(15,412)	(12,152)
Total revenue	$79,145	$74,320	$234,771	$220,640
Gross profit (2)
Consumer Payments	$54,889	$53,599	$170,026	$159,929
Business Payments	12,013	7,188	27,077	20,421
Elimination of intersegment revenues	(5,341)	(4,104)	(15,412)	(12,152)
Total gross profit	$61,561	$56,683	$181,691	$168,198

Total other operating expenses (3)	$62,236	$61,802	$188,291	$201,147
Total other income (expense)	5,414	(3,363)	64	(5,489)
Income (loss) before income tax (expense) benefit	4,739	(8,482)	(6,536)	(38,438)
Income tax benefit (expense)	(1,524)	1,998	149	(1,308)
Net income (loss)	$3,215	$(6,484)	$(6,387)	$(39,746)
(1)
Represents intercompany eliminations between segments for consolidation purpose.
(2)
Represents revenue less costs of services (exclusive of depreciation and amortization).
(3)
Represents total operating expenses less costs of services (exclusive of depreciation and amortization).

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of September 30, 2024. The CODM reporting package does not include interest income (expense), net, depreciation and amortization, income tax benefit (expense) and discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.

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

Macroeconomic Conditions

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), rising interest rates, supply chain issues, slower growth and recent banking system volatility. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time. Finally, the impact of all of these various events on our results in the first nine months of 2024 may not be necessarily indicative of their impact on our results for the remainder of 2024.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. During the three and nine months ended September 30, 2024 and 2023, our chargeback rate was less than 1% of our card payment volume.

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

Interest income (expense), net. Interest income consists of interest received on our cash and cash equivalents. Interest expense consists of interest paid in respect of our indebtedness under the convertible senior notes.

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

Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
(in $ thousands, except per share data)	2024	2023	2024	2023
Revenue	$79,145	$74,320	$234,771	$220,640
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	17,584	17,637	53,080	52,442
Selling, general and administrative	36,707	35,279	108,963	111,974
Depreciation and amortization	25,529	26,523	79,328	79,146
Loss on business disposition	—	—	—	10,027
Total operating expenses	79,820	79,439	241,371	253,589
Loss from operations	(675)	(5,119)	(6,600)	(32,949)
Other income (expense)
Interest (expense) income, net	(1,310)	(103)	(376)	(1,413)
Gain on extinguishment of debt	13,136	—	13,136	—
Change in fair value of tax receivable liability	(6,479)	(3,234)	(12,758)	(3,716)
Other income (loss), net	67	(26)	62	(360)
Total other income (expense)	5,414	(3,363)	64	(5,489)
Income (loss) before income tax expense	4,739	(8,482)	(6,536)	(38,438)
Income tax benefit (expense)	(1,524)	1,998	149	(1,308)
Net income (loss)	$3,215	$(6,484)	$(6,387)	$(39,746)
Net loss attributable to non-controlling interest	(28)	(316)	(347)	(2,543)
Net income (loss) attributable to the Company	$3,243	$(6,168)	$(6,040)	$(37,203)

Weighted-average shares of Class A common stock outstanding - basic	88,263,285	91,160,415	90,426,364	89,658,318
Weighted-average shares of Class A common stock outstanding - diluted	103,129,907	91,160,415	90,426,364	89,658,318

Income (loss) per Class A share - basic	$0.04	$(0.07)	$(0.07)	$(0.41)
Income (loss) per Class A share - diluted	$0.03	$(0.07)	$(0.07)	$(0.41)

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenue

Total revenue was $79.1 million for the three months ended September 30, 2024 and $74.3 million for the three months ended September 30, 2023, an increase of $4.8 million or 6.5%. This increase was the result of newly signed clients, the growth of our existing clients, and political media spending associated with the 2024 election cycle in our media payments business.

Costs of Services

Costs of services were $17.6 million for the three months ended September 30, 2024 and $17.6 million for the three months ended September 30, 2023, a decrease of $0.1 million or 0.3%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $36.7 million for the three months ended September 30, 2024 and $35.3 million for the three months ended September 30, 2023, an increase of $1.4 million or 4.0%, primarily due to a $0.8 million increase in legal expenses related to the 2029 Notes issuance and a $0.8 million increase in equity compensation expenses related to restricted shares granted.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $25.5 million for the three months ended September 30, 2024 and $26.5 million for the three months ended September 30, 2023, a decrease of $1.0 million or 3.7%. This decrease was driven by a decrease in amortization of capitalized software.

Interest (Expense) Income, net

Interest (expense) income, net was ($1.3) million for the three months ended September 30, 2024, and included ($2.9) million of interest expense and $1.6 million of interest income. Interest (expense) income, net was ($0.1) million for the three months ended September 30, 2023, and included ($0.9) million of interest expense and $0.8 million of interest income. Interest expense increased by $2.0 million compared to the prior year period, due to a higher outstanding principal balance under the convertible senior notes. Interest income increased by $0.8 million compared to the prior year period, due to higher average interest rates earned on our cash and cash equivalents.

Gain on debt extinguishment

We incurred a gain of $13.1 million on extinguishment of debt during the three months ended September 30, 2024, due to the repurchase of $220.0 million of 2026 Notes principal, net of a write-off of debt issuance costs relating to the repurchased principal.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $6.5 million for the three months ended September 30, 2024, compared to a $3.2 million loss for the three months ended September 30, 2023, an increase of $3.2 million. This increase was due to higher fair value adjustments related to the tax receivable liability, primarily as a result of accretion and changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Income Tax Benefit and Expense

The income tax expense was $1.5 million for the three months ended September 30, 2024. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall and impact related to cancellation of debt income and write-off of unamortized debt issuance costs associated with the partial repurchase of the 2026 Notes, which are required to be recorded discretely in the interim period in which they occur. The income tax benefit was $2.0 million for the three months ended September 30, 2023, which was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall and the impact of the BCS disposition which are both required to be reported discretely in the interim period in which they occur.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue

Total revenue was $234.8 million for the nine months ended September 30, 2024 and $220.6 million for the nine months ended September 30, 2023, an increase of $14.1 million or 6.4%. This increase was the result of newly signed clients, the growth of our existing clients, and political media spending associated with the 2024 election cycle in our media payments business. For the nine months ended September 30, 2023, revenues of approximately $1.2 million are attributable to BCS.

Costs of Services

Costs of services were $53.1 million for the nine months ended September 30, 2024 and $52.4 million for the nine months ended September 30, 2023, an increase of $0.6 million or 1.2%. This increase was the result of newly signed clients, the growth of our existing clients, and political media spending associated with the 2024 election cycle in our media payments business. For the nine months ended September 30, 2023, costs of services of less than $0.1 million are attributable to BCS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $109.0 million for the nine months ended September 30, 2024 and $112.0 million for the nine months ended September 30, 2023, a decrease of $3.0 million or 2.7%, primarily due to a $3.6 million decrease in transaction expenses related to the disposition of BCS in the prior year period, offset by a $0.8 million increase in legal expenses related to the 2029 Notes issuance.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $79.3 million for the nine months ended September 30, 2024 and $79.1 million for the nine months ended September 30, 2023, an increase of $0.2 million or 0.2%. This increase was driven by additional amortization related to newly capitalized software.

Interest (Expense) Income , net

Interest (expense) income, net was ($0.4) million for the nine months ended September 30, 2024, and included ($4.7) million of interest expense and $4.3 million of interest income. Interest (expense) income, net was ($1.4) million for the nine months ended September 30, 2023, and included ($3.0) million of interest expense and $1.6 million of interest income. Interest expense increased by $1.7 million compared to the prior year period, due to a higher outstanding principal balance under the convertible senior notes. Interest income increased by $2.8 million compared to prior year period, due to higher average interest rates earned on our cash and cash equivalents.

Gain on debt extinguishment

We incurred a gain of $13.1 million on extinguishment of debt during the nine months ended September 30, 2024, due to the repurchase of $220.0 million of 2026 Notes principal, net of a write-off of debt issuance costs relating to the repurchased principal.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $12.8 million for the nine months ended September 30, 2024, compared to a $3.7 million net loss for the nine months ended September 30, 2023, an increase of $9.0 million. This increase was due to higher fair value adjustments related to the tax receivable liability, primarily as a result of accretion and changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Income Tax Benefit and Expense

The income tax benefit was $0.1 million for the nine months ended September 30, 2024. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall, the state rate change impact on deferred taxes and the impact related to cancellation of debt income and write-off of unamortized debt issuance costs associated with the partial repurchase of the 2026 Notes, which are required to be recorded discretely in the interim period in which they occur. The income tax expense was $1.3 million for the nine months ended September 30, 2023, which was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall and the impact of the BCS disposition which are both required to be reported discretely in the interim period in which they occur.

Segments

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments.

The following table presents our segment revenue and selected performance measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Revenue
Consumer Payments	$69,189	$68,720	$214,617	$204,622
Business Payments	15,297	9,704	35,566	28,170
Elimination of intersegment revenues	(5,341)	(4,104)	(15,412)	(12,152)
Total revenue	$79,145	$74,320	$234,771	$220,640
Gross profit (1)
Consumer Payments	$54,889	$53,599	$170,026	$159,929
Business Payments	12,013	7,188	27,077	20,421
Elimination of intersegment revenues	(5,341)	(4,104)	(15,412)	(12,152)
Total gross profit	$61,561	$56,683	$181,691	$168,198

Total gross profit margin (2)	78%	76%	77%	76%
(1)
Gross profit represents revenue less cost of services (exclusive of depreciation and amortization).
(2)
Gross profit margin represents total gross profit / total revenue.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Consumer Payments

Revenue for the Consumer Payments segment was $69.2 million for the three months ended September 30, 2024 and $68.7 million for the three months ended September 30, 2023, representing a $0.5 million or 0.7% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients.

Gross profit for the Consumer Payments segment was $54.9 million for the three months ended September 30, 2024 and $53.6 million for three months ended September 30, 2023, representing a $1.3 million or 2.4% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients.

Business Payments

Revenue for the Business Payments segment was $15.3 million for the three months ended September 30, 2024 and $9.7 million for the three months ended September 30, 2023, representing a $5.6 million or 57.6% year-over-year increase. This increase was the result of newly signed clients, the growth of existing clients and political media spending associated with the 2024 election cycle in our media payments business.

Gross profit for the Business Payments segment was $12.0 million for the three months ended September 30, 2024 and $7.2 million for the three months ended September 30, 2023, representing a $4.8 million or 67.1% year-over-year increase. This increase was the result of newly signed clients, the growth of existing clients and political media spending associated with the 2024 election cycle in our media payments business.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Consumer Payments

Revenue for the Consumer Payments segment was $214.6 million for the nine months ended September 30, 2024 and $204.6 million for the nine months ended September 30, 2023, representing a $10.0 million or 4.9% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the nine months ended September 30, 2023, revenues of approximately $1.2 million are attributable to BCS.

Gross profit for the Consumer Payments segment was $170.0 million for the nine months ended September 30, 2024 and $159.9 million for nine months ended September 30, 2023, representing a $10.1 million or 6.3% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the nine months ended September 30, 2023, gross profit of approximately $1.2 million is attributable to BCS.

Business Payments

Revenue for the Business Payments segment was $35.6 million for the nine months ended September 30, 2024 and $28.2 million for the nine months ended September 30, 2023, representing a $7.4 million or 26.3% year-over-year increase. This increase was the result of newly signed clients, the growth of existing clients and political media spending associated with the 2024 election cycle in our media payments business.

Gross profit for the Business Payments segment was $27.1 million for the nine months ended September 30, 2024 and $20.4 million for the nine months ended September 30, 2023, representing a $6.7 million or 32.6% year-over-year increase. This increase was the result of newly signed clients, the growth of existing clients and political media spending associated with the 2024 election cycle in our media payments business.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as gain on extinguishment of debt, loss on business disposition, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as gain on extinguishment of debt, loss on business disposition, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three and nine months ended September 30, 2024 and 2023 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three and nine months ended September 30, 2024 and 2023.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended September 30, 2024 and 2023

(Unaudited)

	Three Months ended September 30,
(in $ thousands)	2024	2023
Revenue	$79,145	$74,320
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$17,584	$17,637
Selling, general and administrative	36,707	35,279
Depreciation and amortization	25,529	26,523
Total operating expenses	$79,820	$79,439
Loss from operations	$(675)	$(5,119)
Other income (expense)
Interest (expense) income, net	(1,310)	(103)
Gain on extinguishment of debt	13,136	—
Change in fair value of tax receivable liability	(6,479)	(3,234)
Other income (loss), net	67	(26)
Total other income (expense)	5,414	(3,363)
Income (loss) before income tax expense	4,739	(8,482)
Income tax benefit (expense)	(1,524)	1,998
Net income (loss)	$3,215	$(6,484)

Add:
Interest expense (income), net	1,310	103
Depreciation and amortization (a)	25,529	26,523
Income tax benefit	1,524	(1,998)
EBITDA	$31,578	$18,144

Gain on extinguishment of debt (b)	(13,136)	—
Non-cash change in fair value of assets and liabilities (c)	6,479	3,234
Share-based compensation expense (d)	6,477	5,686
Transaction expenses (e)	937	812
Restructuring and other strategic initiative costs (f)	2,202	3,084
Other non-recurring charges (g)	562	894
Adjusted EBITDA	$35,099	$31,854

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	Nine Months ended September 30,
(in $ thousands)	2024	2023
Revenue	$234,771	$220,640
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$53,080	$52,442
Selling, general and administrative	108,963	111,974
Depreciation and amortization	79,328	79,146
Loss on business disposition	—	10,027
Total operating expenses	$241,371	$253,589
Loss from operations	$(6,600)	$(32,949)
Other income (expense)
Interest (expense) income, net	(376)	(1,413)
Gain on extinguishment of debt	13,136	—
Change in fair value of tax receivable liability	(12,758)	(3,716)
Other income (loss), net	62	(360)
Total other income (expense)	64	(5,489)
Income (loss) before income tax expense	(6,536)	(38,438)
Income tax benefit (expense)	149	(1,308)
Net income (loss)	$(6,387)	$(39,746)

Add:
Interest expense (income), net	376	1,413
Depreciation and amortization (a)	79,328	79,146
Income tax (benefit) expense	(149)	1,308
EBITDA	$73,168	$42,121

Loss on business disposition (h)	—	10,027
Non-cash impairment loss (i)	—	50
Gain on extinguishment of debt (b)	(13,136)	—
Non-cash change in fair value of assets and liabilities (c)	12,758	3,716
Share-based compensation expense (d)	19,274	16,257
Transaction expenses (e)	2,028	7,602
Restructuring and other strategic initiative costs (f)	6,970	8,536
Other non-recurring charges (g)	3,278	5,008
Adjusted EBITDA	$104,340	$93,317

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended September 30, 2024 and 2023

(Unaudited)

	Three Months ended September 30,
(in $ thousands)	2024	2023
Revenue	$79,145	$74,320
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$17,584	$17,637
Selling, general and administrative	36,707	35,279
Depreciation and amortization	25,529	26,523
Total operating expenses	$79,820	$79,439
Loss from operations	$(675)	$(5,119)
Interest (expense) income, net	(1,310)	(103)
Gain on extinguishment of debt	13,136	—
Change in fair value of tax receivable liability	(6,479)	(3,234)
Other income (loss), net	67	(26)
Total other income (expense)	5,414	(3,363)
Income (loss) before income tax expense	4,739	(8,482)
Income tax benefit (expense)	(1,524)	1,998
Net income (loss)	$3,215	$(6,484)

Add:
Amortization of acquisition-related intangibles (j)	19,111	19,786
Gain on extinguishment of debt (b)	(13,136)	—
Non-cash change in fair value of assets and liabilities (c)	6,479	3,234
Share-based compensation expense (d)	6,477	5,686
Transaction expenses (e)	937	812
Restructuring and other strategic initiative costs (f)	2,202	3,084
Other non-recurring charges (g)	562	894
Non-cash interest expense (k)	762	712
Pro forma taxes at effective rate (l)	(5,364)	(7,828)
Adjusted Net Income	$21,245	$19,896

Shares of Class A common stock outstanding (on an as-converted basis) (m)	94,074,811	97,052,574
Adjusted Net Income per share	$0.23	$0.21

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	Nine Months ended September 30,
(in $ thousands)	2024	2023
Revenue	$234,771	$220,640
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$53,080	$52,442
Selling, general and administrative	108,963	111,974
Depreciation and amortization	79,328	79,146
Loss on business disposition	—	10,027
Total operating expenses	$241,371	$253,589
Loss from operations	$(6,600)	$(32,949)
Other expenses
Interest (expense) income, net	(376)	(1,413)
Gain on extinguishment of debt	13,136	—
Change in fair value of tax receivable liability	(12,758)	(3,716)
Other income (loss), net	62	(360)
Total other income (expense)	64	(5,489)
Income (loss) before income tax expense	(6,536)	(38,438)
Income tax benefit (expense)	149	(1,308)
Net income (loss)	$(6,387)	$(39,746)

Add:
Amortization of acquisition-related intangibles (j)	58,549	60,673
Loss on business disposition (h)	—	10,027
Non-cash impairment loss (i)	—	50
Gain on extinguishment of debt (b)	(13,136)	—
Non-cash change in fair value of assets and liabilities (c)	12,758	3,716
Share-based compensation expense (d)	19,274	16,257
Transaction expenses (e)	2,028	7,602
Restructuring and other strategic initiative costs (f)	6,970	8,536
Other non-recurring charges (g)	3,278	5,008
Non-cash interest expense (k)	2,186	2,136
Pro forma taxes at effective rate (l)	(20,135)	(15,658)
Adjusted Net Income	$65,385	$58,601

Shares of Class A common stock outstanding (on an as-converted basis) (m)	96,259,523	96,778,735
Adjusted Net Income per share	$0.68	$0.61

(a)
See footnote (j) for details on amortization and depreciation expenses.
(b)
Reflects a gain on the repurchase of 2026 Notes principal, net of a write-off of debt issuance costs relating to the repurchased principal.
(c)
Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(d)
Represents compensation expense associated with equity compensation plans.
(e)
Primarily consists of (i) during the three and nine months ended September 30, 2024, professional service fees incurred in connection with prior transactions, and (ii) during the three and nine months ended September 30, 2023, professional service fees and other costs incurred in connection with the disposition of BCS.
(f)
Reflects costs associated with reorganization of operations, consulting fees related to processing services and other operational improvements, including restructuring and integration activities related to acquired businesses, that were not in the ordinary course.
(g)
For the three and nine months ended September 30, 2024, reflects franchise taxes and other non-income based taxes, non-recurring legal and other litigation expenses, and payments made to third-parties in connection with our IT security and personnel. For the three and nine months ended September 30, 2023, reflects non-recurring payments made to third-parties in connection with a significant expansion of our personnel, one-time payments to certain partners and franchise taxes and other non-income based taxes.

(h)
Reflects the loss recognized related to the disposition of BCS.
(i)
For the nine months ended September 30, 2023, reflects impairment loss related to trade name write-offs of MPI.
(j)
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

	Three Months ended September 30,		Nine Months ended September 30,
(in $ thousands)	2024	2023	2024	2023
Acquisition-related intangibles	$19,111	$19,786	$58,549	$60,673
Software	6,008	6,391	19,577	16,639
Amortization	$25,119	$26,177	$78,126	$77,312
Depreciation	410	346	1,202	1,834
Total Depreciation and amortization (1)	$25,529	$26,523	$79,328	$79,146
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
(m)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three and nine months ended September 30, 2024 and 2023. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Weighted average shares of Class A common stock outstanding - basic	88,263,285	91,160,415	90,426,364	89,658,318
Add: Non-controlling interests
Weighted average Post-Merger Repay Units exchangeable for Class A common stock	5,811,526	5,892,159	5,833,159	7,120,417
Shares of Class A common stock outstanding (on an as-converted basis)	94,074,811	97,052,574	96,259,523	96,778,735

Adjusted EBITDA for the three months ended September 30, 2024 and 2023 was $35.1 million and $31.9 million, respectively, representing a 10.2% year-over-year increase. Adjusted EBITDA for the nine months ended September 30, 2024 and 2023 was $104.3 million and $93.3 million, representing a 11.8% year-over-year increase.

Adjusted Net Income for the three months ended September 30, 2024 and 2023 was $21.2 million and $19.9 million, respectively, representing a 6.8% year-over-year increase. Adjusted Net Income for the nine months ended

September 30, 2024 and 2023 was $65.4 million and $58.6 million, respectively, representing a 11.6% year-over-year increase.

Net income (loss) attributable to the Company for the three months ended September 30, 2024 and 2023 was $3.2 million and ($6.2) million, respectively, representing a 152.6% year-over-year improvement in our profitability. Net loss attributable to the Company for the nine months ended September 30, 2024 and 2023 was $6.0 million and $37.2 million, respectively, representing a 83.8% year-over-year improvement in our profitability.

The increases in Adjusted EBITDA and Adjusted Net Income and improvement in net loss attributable to the Company for the three and nine months ended September 30, 2024 were primarily due to the organic growth of our business from newly signed clients, the growth of existing clients, political media spending associated with the 2024 election cycle in our media payments business and cost savings initiatives that reduced both cost of services and selling, general and administrative expenses as a percentage of revenue.

Seasonality

We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenues as a result of consumer spending and political media spending patterns. Revenues during the first quarter of the calendar year tend to increase in comparison to the remaining three quarters of the calendar year. This increase is due to consumers’ receipt of tax refunds and the increases in repayment activity levels that follow. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the similar seasonal factors as our revenues.

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of September 30, 2024, we had $168.7 million of cash and cash equivalents and available borrowing capacity of $250.0 million under the Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $46.5 million as of September 30, 2024. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the following five years.

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

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. During the three months ended September 30, 2024, we repurchased 158,496 shares for a total of approximately $1.3 million under the Share Repurchase Program. As of September 30, 2024, we have $36.2 million remaining capacity under the Share Repurchase Program. In addition, in July 2024 we used approximately $40.0 million of proceeds from the offering of 2029 Notes to repurchase approximately 3.9 million shares of Class A common stock.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months ended September 30,
(in $ thousands)	2024	2023
Net cash provided by operating activities	$115,838	$68,751
Net cash (used in) provided by investing activities	(34,060)	2,533
Net cash used in financing activities	(10,668)	(23,457)

Cash Flow from Operating Activities

Net cash provided by operating activities was $115.8 million and $68.8 million for the nine months ended September 30, 2024 and 2023, respectively, which reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $34.1 million for the nine months ended September 30, 2024, due to the capitalization of software development activities.

Net cash provided by investing activities was $2.5 million for the nine months ended September 30, 2023, due to cash received from the disposition of BCS, partially offset by the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash used in financing activities was $10.7 million for the nine months ended September 30, 2024, due to the repayments of the 2026 Notes, shares repurchased under the Share Repurchase Program and purchase of capped calls related to issuance of the 2029 Notes, offset partially by proceeds from the issuance of the 2029 Notes.

Net cash used in financing activities was $23.5 million for the nine months ended September 30, 2023, due to the repayment of the outstanding revolving credit facility balance, payments for tax withholding related to shares vesting under Incentive Plan and ESPP and the CPS earnout payment.

Indebtedness

Amended Credit Agreement

On December 29, 2021, we increased our then existing senior secured credit facilities by $60.0 million to provide for a $185.0 million revolving credit facility pursuant to an amendment to the Amended Credit Agreement. On February 9, 2023, we further amended the Amended Credit Agreement to replace LIBOR with term SOFR as the interest rate benchmark.

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

As of September 30, 2024, the Second Amended Credit Agreement provided for a revolving credit facility of $185.0 million. As of September 30, 2024, we had $0 million drawn against the revolving credit facility. We paid $0.2 million and $0.4 million in fees related to unused commitments for the three and nine months ended September 30, 2024, respectively. We paid $0.1 million and $0.4 million in fees related to unused commitments for the three and nine months ended September 30, 2023, respectively.

Convertible Senior Notes

On January 19, 2021, we issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. $40.0 million in aggregate principal amount of such 2026 Notes were sold in the 2026 Notes offering in connection with the full exercise of the initial purchasers’ option to purchase such additional 2026 Notes pursuant to the purchase agreement. Upon conversion, we may choose to pay or deliver cash, shares of our Class A Common Stock, or a combination of cash and shares of our Class A Common Stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed. On July 8, 2024, we used approximately $200.0 million of proceeds from the offering of 2029 Notes and approximately $5.1 million of cash on hand to repurchase $220.0 million in aggregate principal amount of the 2026 Notes in connection with the 2029 Notes offering.

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

As of September 30, 2024, we had convertible senior notes outstanding of $496.2 million, net of deferred issuance costs, under the 2026 Notes and 2029 Notes. We were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants under the 2026 Notes, the 2029 Notes and the Second Amended Credit Agreement, prospectively.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

There have been no significant changes to our critical accounting policies and critical accounting estimates for the nine months ended September 30, 2024. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, for a complete discussion of critical accounting policies and critical accounting estimates.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and SOFR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of September 30, 2024, we had convertible senior notes of $496.2 million, net of deferred issuance costs outstanding. As of December 31, 2023, we had convertible senior notes of $434.2 million, net of deferred issuance costs, outstanding. The borrowings under the Second Amended Credit Agreement accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 0.75% to 1.75% or at an adjusted SOFR rate plus a margin of 1.75% to 2.75% under the Second Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Second Amended Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hawk Parent has outstanding an aggregate of 5,728,480 Post-Merger Repay Units as of September 30, 2024. Pursuant to the Exchange Agreement, Repay Unitholders have the right to elect to exchange such Post-Merger Repay Units into shares of our Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement. However, Hawk Parent may elect to settle such exchange in cash in lieu of delivering shares of our Class A common stock pursuant to the terms of the Exchange Agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes such purchases of Class A common stock made by us or any “affiliate purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) for the three months ended September 30, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)		Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
July 1- 31, 2024	3,928,436	$10.21	3,917,727	(3)	$37,471,576
August 1 - 31, 2024	12,238	8.61	5,312		(42,542)
September 1 - 30, 2024	156,766	7.91	153,184		(1,211,163)
Total	4,097,440	$10.12	4,076,223		$36,217,871

(1)
Includes 21,217 shares that we withheld pursuant to the Incentive Plan in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan, which we withheld at fair market value on the applicable vesting date or purchase date.
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
(3)
Reflects 3,917,727 repurchased shares of Class A common stock that we purchased using $40.0 million of net proceeds in connection with the issuance of the 2029 Notes.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933), except as follows:

On September 6, 2024, Tim Murphy, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 285,000 shares of our Class A common stock. The duration of this trading arrangement is until September 4, 2025 (or earlier if all transactions under the trading arrangement have been completed or certain other events occur).

On November 5, 2024, Peter J. Kight notified the Company that he will retire from the board of directors and will not stand for reelection at our 2025 annual meeting of stockholders. Mr. Kight will remain a director of the Company until the 2025 annual meeting of stockholders, which we expect to occur in May 2025. Mr. Kight’s decision to not stand for reelection was not related to any disagreement with the Company on any matter related to our operations, policies or practices.

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Certificate of Corporate Domestication of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 17, 2019).

3.2(a)	Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 17, 2019).

3.2(b)	Amendment to the Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2022).

3.3	Second Amended and Restated Bylaws of Repay Holdings Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 8, 2024) .

4.1

Indenture, dated July 8, 2024, by and between Repay Holdings Corporation and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38531) filed with the SEC on July 08, 2024).

4.2	Form of 2.875% Convertible Senior Note due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38531) filed with the SEC on July 08, 2024).

10.1

Second Amended and Restated Revolving Credit Agreement, dated July 10, 2024, by and among Repay Holdings Corporation, Hawk Parent Holdings LLC, Truist Bank, as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38531) filed with the SEC on July 11, 2024).

10.2	Form of Base Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38531) filed with the SEC on July 08, 2024).

10.3	Form of Additional Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38531) filed with the SEC on July 08, 2024).

31.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company’s Form 10‑Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes In Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: November 12, 2024	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)