Form 10-K
period 2024-12-31
Repay Holdings Corp
filed 2025-03-03
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2024, was $950,318,825.

As of February 25, 2025, there were 92,108,318 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 3,310,117 of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of February 25, 2024, the holders of such outstanding shares of Class V common stock also hold 5,379,543 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of either an amendment to this Form 10-K or its proxy statement for its 2025 Annual Meeting of Shareholders, which are expected to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2024

Auditor Firm ID: 248 Auditor Name: Grant Thornton LLP Auditor Location: Atlanta, Georgia

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, the macroeconomic conditions, the expected demand on our product offerings, including further implementation of electronic payment options and statements regarding our market and growth opportunities, our financial performance, our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part I, Item 1A “Risk Factors” of this Form 10-K. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

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
•
Industry consolidation within our vertical markets can adversely affect our growth or results.
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
•
Certain payment funding methods expose us to the credit and/or operating risks of our clients.
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
•
We may not be able to successfully execute our growth strategies.
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
•
Future operating flexibility is limited by the restrictive covenants in the Second Amended Credit Agreement, and we may be unable to comply with all covenants in the future.
•
We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes or the 2029 Notes, or to repurchase the 2026 Notes or the 2029 Notes upon a fundamental change, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the 2026 Notes and the 2029 Notes.
•
The conditional conversion feature of the 2026 Notes and 2029 Notes, if triggered, may adversely affect our financial condition and operating results.
•
Provisions in the indentures could delay or prevent an otherwise beneficial takeover of the Company.

Risks Related to Our Ownership Structure

•
We are a holding company and our only material asset is our interest in Hawk Parent, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement, meet our financial obligations under the 2026 Notes or the 2029 Notes pay dividends.
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

We are headquartered in Atlanta, Georgia. Our legacy business was founded as M & A Ventures, LLC, a Georgia limited liability company doing business as REPAY: Realtime Electronic Payments (“REPAY LLC”), in 2006 by current executives John Morris and Shaler Alias. Hawk Parent was formed in 2016 in connection with the acquisition of a majority interest in the successor entity of REPAY LLC and its subsidiaries by certain investment funds sponsored by, or affiliated with, Corsair Capital LLC.

Business Overview

We are a leading payments technology company. We provide integrated payment processing solutions to industry-oriented vertical markets in which businesses or other organizations have specific transaction processing needs. We refer to these markets as “vertical markets” or “verticals.”

We are a payments innovator, differentiated by our proprietary, integrated payment technology platform and our ability to reduce the complexity of electronic payments for businesses. We intend to continue to strategically target verticals where we believe our ability to tailor payment solutions to our clients’ needs, our deep knowledge of our vertical markets and the embedded nature of our integrated payment solutions will drive solid growth by attracting new clients and fostering long-term client relationships.

Our top 10 clients, with an average tenure of approximately seven years, contributed approximately 20% and 18% of total gross profit during the year ended December 31, 2024 and 2023, respectively.

Our leading competitive position and differentiated solutions have enabled us to realize unique advantages in growing and strategically important segments of the payments market. We provide payment processing solutions to clients primarily operating in the personal loans, automotive loans, receivables management, and business-to-business verticals. Our payment processing solutions enable consumers and businesses in these verticals to make payments using electronic payment methods, rather than cash or check, which have historically been the primary methods of payment in these verticals. We believe that a growing number of consumers and businesses prefer the convenience and efficiency of paying with cards and other electronic methods and that we are poised to benefit as these verticals continue to shift from cash and check to electronic payments. The personal loans vertical is predominately characterized by installment loans, which are typically utilized by consumers to finance everyday expenses. The automotive loans vertical includes a diversified client base across the entire credit spectrum. Our receivables management vertical relates to consumer loan collections, which typically enter the receivables management process due to delinquency on credit card bills or as a result of major life events, such as job loss or major medical issues. The business-to-business vertical relates to transactions occurring between a wide variety of enterprise clients, many of which operate in the automotive, field services, healthcare, homeowner association (“HOA”) management, hospitality and media industries, as well as educational institutions and governments and municipalities.

Our go-to-market strategy combines direct sales with integrations with key software providers in our target verticals. The integration of our technology with key software providers in the verticals that we serve, including loan management systems, dealer management systems (“DMS”), collection management systems, and enterprise resource planning software systems, allows us to embed our omni-channel payment processing technology into our clients’ critical workflow software and ensure seamless operation of our solutions within our clients’ enterprise management systems. We refer to these software providers as our “software integration partners.” An integration allows our sales force to readily access new client opportunities or respond to inbound leads because, in many cases, a business will prefer, or in some cases only consider, a payments provider that has already integrated or is able to integrate its solutions with the business’ primary enterprise management system. We have successfully integrated our technology solutions with numerous, widely-used enterprise management systems in the verticals that we serve, which makes our platform a more compelling choice for the businesses that use them. Moreover, our relationships with our software integration partners help us to develop deep industry knowledge regarding trends in client needs. Our integrated model fosters long-term relationships with our clients, which supports our volume retention rates that we believe are above industry averages. As of December 31, 2024, we maintained approximately 280 integrations with various software providers.

Segments

We report our financial results based on two reportable segments, Consumer Payments and Business Payments. For additional information on our segments, see Note 15. Segments to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consumer Payments

Our Consumer Payments segment provides payment processing solutions (including debit and credit card processing, Automated Clearing House (“ACH”) processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable our clients to collect payments and disburse funds to consumers and includes our clearing and settlement solutions (“RCS”) offering. RCS is our proprietary clearing and settlement platform through which we market customizable payment processing programs to other independent sales organization (“ISOs”) and payment facilitators. The strategic vertical markets served by our Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail. Our Consumer Payments segment represented approximately 83% of our total revenue after any intersegment eliminations for the year ended December 31, 2024.

Business Payments

Our Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable our clients to collect or send payments to other businesses. The strategic vertical markets served within our Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality. Our Business Payments segment represented approximately 17% of our total revenue after any intersegment eliminations for the year ended December 31, 2024.

Growth Strategies

We intend to drive future growth in the following ways:

Increase Penetration in Existing Verticals

We expect to grow by continuing to provide innovative payment solutions and client support to our existing clients as well as new clients in the verticals that we currently serve. For new clients, we intend to continue to focus a significant portion of our sales efforts on large enterprise clients. In addition, our business model allows us to benefit from the growth of our clients and software integration partners. As our clients’ payment volumes and transactions increase, our revenues increase as a result of the fees we charge for processing these payments. Many of the vertical markets in which we compete are continuing to shift from legacy payment mediums — primarily cash and check — to electronic forms of payment. We expect to benefit from this trend as our clients increasingly opt to process payments via the electronic forms of payment in which we specialize.

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

Strategic Acquisitions

From January 1, 2016 through December 31, 2024, we have successfully acquired eleven businesses. Given the large size and attractive growth trends of our current addressable market, we are primarily focused on growing our business organically. However, we may selectively pursue strategic acquisitions as opportunities arise that meet our internal requirements for the use of capital and return on investment. Some of these opportunities may include those that enable us to acquire new capabilities that may be harder to develop in-house, gain entrance into new segments of the market, enter new markets, or consolidate our existing market.

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

Software Integration Partners

As of December 31, 2024, we were integrated with approximately 280 software partners that are providers of our clients’ primary enterprise management systems. Our integrations are intended to ensure seamless delivery of our full suite of payment processing capabilities to our clients. These integrations are also a critical part of our marketing strategy, as many clients would prefer to award their payments business to payments processors who have worked to integrate their solutions into the client’s enterprise management systems.

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

Chargebacks. The payment networks permit the reversal of a money transfer, a chargeback, up to six months (or in rare cases, a longer time frame) after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the client incurring the chargeback is unable to fund the refund to the card-issuing bank, we are required to do so by the rules of the payment networks and our contractual arrangements with our sponsor banks. During the year ended December 31, 2024, our chargeback rate was under 1% of our payment volume.

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

Competitive Conditions and Market Trends

We compete with a variety of payment processing companies that have different business models, go-to-market strategies and technical capabilities. In our Consumer Payments segment, our primary competitors include ACI Worldwide, Paymentus, PayNearMe, PayScout and TabaPay. We also compete in our Consumer Payments segment against many traditional merchant acquirers, such as financial institutions, affiliates of financial institutions and payment processing companies, including Bank of America Merchant Services, Elavon (a subsidiary of U.S. Bancorp), Wells Fargo Merchant Services, Global Payments, WorldPay and Fiserv. In our Business Payments segment, our primary competitors include AvidXchange, Edenred Pay (a division of Edenred), Corpay, Paya (a division of Nuvei Corporation) and Fortis. We believe the most significant competitive factors in the markets in which we compete are: (1) economics, including fees charged to merchants and commission payouts to software integration partners; (2) product offering, including emerging technologies and development by other participants in the payments ecosystem; (3) service, including product functionality, value-added solutions and strong client support for both clients and software integration partners; and (4) reliability, including a strong reputation for quality service and trusted software integration partners. Our competitors include large and well-established companies, including banks, credit card providers, technology and ecommerce companies and traditional retailers, many of which are larger than we are, have a dominant and secure position in the markets in which they operate or offer other products and services to consumers and clients which we do not offer. Moreover, we compete against all forms of payments, including credit cards, bank transfers, and traditional payment methods, such as cash and check.

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

We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Revenues during the first quarter of the calendar year tend to increase in comparison to the remaining three quarters of the calendar year on a same store basis. This increase is due to consumers’ receipt of tax refunds and the increases in repayment activity levels that follow. We have also experienced in the past, and may continue to experience, cyclical fluctuations in our revenues as a result of our clients that focus on political advertising within our media vertical. Revenues from these clients is cyclical because it is connected to U.S. election advertising spending which tends to increase significantly during periods which include congressional mid-term elections and presidential elections.

Acquisitions

Our historical acquisition activity has allowed us to access new markets, expand our presence in existing markets, acquire industry talent, broaden our product suite, and supplement organic growth. Our current acquisition strategy focuses on integrated payments companies serving attractive vertical markets and opportunities to broaden our product offerings. From January 1, 2016 through December 31, 2024, we have completed eleven acquisitions, which are described below. These acquisitions were of payment companies and are representative of the acquisitions we envision consummating in the future.

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

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), which was vested with rulemaking authority over consumer protection laws, including the authority to regulate consumer financial products in the United States, including consumer credit, deposit, payment, and similar products. The CFPB may also have authority over us as a provider of services to regulated financial institutions in connection with consumer financial products. Any new rules or regulations implemented by the CFPB, and other similar regulatory agencies in other jurisdictions, or pursuant to the Dodd-Frank Act that are applicable to us or our clients’ businesses, or any adverse changes thereto, could increase our cost of doing business or limit our current offerings of integrated payment solutions. For example, the CFPB announced in June 2024 that the “Small Dollar Lending Rule” will become effective on March 30, 2025, though current uncertainty about the CFPB’s funding and activity may impact its implementation. This rule generally prohibits certain lenders from attempting to withdraw money from a borrower’s account after two consecutive failed attempts and requires certain lenders to provide specific written notice to consumers before making certain payment attempts.

Privacy and Information Security Regulations

We provide services that may be subject to various state and federal data privacy and information security laws and regulations. Relevant federal data privacy and information security laws include the Gramm-Leach-Bliley Act of 1999, which (along with its implementing regulations) restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Our business may also be subject to the Fair Credit Reporting Act of 1970, as amended by the Fair and Accurate Credit Transactions Act of 2003, which regulates the use and reporting of consumer credit information and imposes disclosure requirements on entities who take adverse action based on information obtained from credit reporting agencies. All fifty states have enacted data breach notification laws requiring businesses that experience a security breach of their computer databases that contain personal information to notify affected individuals, consumer reporting agencies and governmental agencies. In addition, there are state laws that restrict the ability to collect and utilize certain types of personal information, such as Social Security and driver’s license numbers, and impose secure disposal requirements for personal data. Certain state laws mandate businesses to implement reasonable data security measures. In addition, various states have recently enacted laws concerning privacy, data protection and information security. These laws commonly require businesses to disclose their data collection and usage practices, provide consumers with access to their personal data, and offer mechanisms to limit certain data processing activities. Additionally, many of these laws impose obligations for safeguarding personal information and establish enforcement mechanisms, including penalties for non-compliance. As state regulations vary and are frequently updated, we are required to continually monitor and adapt to these legal requirements to ensure compliance across the jurisdictions in which we operate.

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

In addition, the Dodd-Frank Act gave the CFPB broad authority to prohibit “unfair, deceptive or abusive acts or practices” (“UDAAP”) in connection with the provision of consumer financial products and services. The CFPB has previously extended certain UDAAP-related provisions of the Dodd-Frank Act to directly apply to payment processors.

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

Other Regulation

We are subject to U.S. federal and state unclaimed or abandoned property (escheat) laws, which require us to turn over to certain government authorities the property of others we hold that has been unclaimed for a specified period of time, such as account balances that are due to a software integration partner or client following discontinuation of its relationship with us. The Housing Assistance Tax Act of 2008 requires certain merchant acquiring entities and third-party settlement organizations to provide information returns for each calendar year with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements. We are also subject to the Telephone Consumer Protection Act (“TCPA”) and various state laws to the extent we place telephone calls and text messages to or on behalf of our customers. The TCPA imposes restrictions on, among other things, the use of automated telephone dialing systems, prerecorded voice messages and unsolicited faxes.

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

Human Capital

Our employees are a critical component of our success. As of December 31, 2024, we employed approximately 465 full-time employees throughout the U.S. We have 5 office locations with an employee presence and have a remote employee presence throughout the U.S. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We strive to create and maintain a special culture at REPAY that focuses on our values of excellence, passion, integrity, respect, innovation, and positive attitude. Our strong emphasis on culture is intended to empower our employees to make decisions and develop themselves personally and professionally. One of our priorities is to maintain and enhance our culture as we grow and bring on new team members.

We participate in an annual employee engagement and feedback survey which allows all full-time employees to anonymously give us feedback on our workplace culture, employee programs, and more. In 2024, 82% of participants responded that REPAY is a great place to work. Our employees’ feedback from the annual surveys have allowed us to be certified as a Great Place to Work® for the last eight consecutive years. We take employee feedback seriously and share the results of the survey, along with an action plan of how we can continue to improve, with all employees.

Attracting, developing, and retaining top talent is a priority at REPAY and we have a dedicated human resources team that focuses on these initiatives. To ensure we stay competitive in the talent market, we strive to make it clear to our employees that we value and appreciate them, and reward high performance. We foster a culture of rewards and recognition and incentivize our employees with opportunities for growth within the company. New employees are welcomed through our new hire onboarding experience, which consists of a comprehensive equipment package, welcome gift packages, an onboarding plan with consistent communication, human resources orientation, and formalized 30-60-90 day check-ins with their manager, ensures our new hires have the support they need. Additionally, new hire spotlights are socialized in companywide channels to ensure new team members are introduced to the Company and receive a warm welcome and every one of our new employees has the opportunity to meet with our CEO for a “coffee chat” within their first month of employment.

REPAY’s leadership empowers each team member to make a difference and stretch to their fullest potential. Our dedication to frequent, transparent communication is shown with company-wide meetings where our leaders share Company vision and encourage employees to ask questions. Several departments across the Company hold annual training summits where team members have an opportunity to collaborate with fellow colleagues, participate in department-specific training and further enhance their skillsets. We also believe it is important to celebrate exceptional employees so we provide multiple opportunities for performance-based awards and peer-to-peer recognition. We value diverse backgrounds, perspectives and experiences, and we are committed to providing an inclusive environment where all individuals are respected. We continue to develop formal career pathing, allowing us to create a roadmap for an individual’s career progression within the organization. Our compensation strategy gives us competitive advantages by offering competitive salaries, bonus potential and employee ownership opportunities for a meaningful portion of our employees through equity incentive grants.

We recognize the importance of giving back to the communities in which we live. Participating in community outreach initiatives and volunteer opportunities is extremely important to our employees and has become an integral part of our corporate culture. Throughout the year, we provide multiple ways for team members to volunteer and positively impact the surrounding communities.

We offer a comprehensive benefits package, which goes into effect on a person’s first day of employment, including 100% coverage of employee healthcare premiums and several benefits at no cost to our employees, including health insurance, life insurance, short-term disability insurance, telehealth, mental health and work-life balance resources. We perform a thorough review of our benefits package annually. Among other benefits, we continue to offer an Employee Stock Purchase Plan (“ESPP”). The ESPP is highly valued because it gives our employees the opportunity to become shareholders in REPAY at a discounted price. The financial future of our employees is important to us, which is why we have a generous 401(k)-employer match and performance-based bonus program. To promote personal and professional growth, we encourage our employees to pursue ongoing training and career development opportunities, and we provide tuition assistance and reimbursement for certain pre-approved continuing education programs and professional certifications.

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

Industry consolidation within our vertical markets can adversely affect our growth or results.

Our focus on specific vertical markets exposes us to various risks associated with changes or disruptions within these sectors. For example, the consolidation or merger of businesses within the vertical markets we primarily serve reduces the number of potential clients and may limit our market opportunities. If key clients in these vertical markets merge or consolidate at an accelerated pace, we may face a decrease in demand, loss of business relationships or pricing pressures. These events may have a material and adverse impact on our results of operations.

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

One of the factors affecting our growth and financial performance is the adoption of our solutions by large enterprise clients. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of potential clients and educating these potential clients about the technical capabilities and value of our solutions. Large enterprises often have more consumers impacted by a change in payment processing providers, which leads these potential clients to evaluate our solutions and our technology platform at multiple levels within their organization. These evaluations often involve their senior management and require specific and stringent requirements. In connection with these evaluations, large enterprise clients may demand that we implement enhanced cybersecurity measures, privacy protocols or other compliance initiatives tailored to their needs or their industry regulations, which could increase our costs. As a result, our sales efforts to large enterprises span over considerable time and require greater expense with long and unpredictable sales cycles, which may cause our results of operations to fluctuate.

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

We rely on sponsor banks and, in certain cases, third-party processors to access the payment card networks, such as Visa and MasterCard, that enable our ability to offer to our clients the acceptance of credit cards and debit cards, and we must pay fees for such services. To provide our merchant acquiring services, we are registered through our sponsor banks with the Visa and MasterCard networks as a service provider for member institutions. As such, we, our sponsor banks and many of our clients are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to sponsor banks and ISOs), merchant chargeback standards and PCI DSS. The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services. Any changes in payment network rules or standards may be imposed on highly compressed timelines and may have a negative impact on our results of operations.

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

We are potentially liable for losses caused by fraudulent card transactions or business fraud. Card fraud occurs when a merchant’s customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by its customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant may be liable for any loss arising from the transaction. In addition, consumers may dispute repayments on a loan or other obligation by claiming it was unlawful under applicable law.

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

Certain of these types of fraud present potential liability for chargebacks associated with our clients’ processing transactions. If a billing dispute between a client and a consumer is not ultimately resolved in favor of our client, the disputed transaction is “charged back” to the client’s bank and credited to the consumer’s bank. Anytime our client is unable to satisfy a chargeback, we are responsible for that chargeback. We have a number of contractual protections and other means of recourse to mitigate those risks, including collateral or reserve accounts that we may require our clients to maintain for these types of contingencies. Nonetheless, if we are unable to collect the chargeback from the clients’ account or reserve account (if applicable), or if the client refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. We have established systems and procedures to detect and reduce the impact of business fraud, but these measures may not be effective, and incidents of fraud could increase in the future. During the year ended December 31, 2024, our chargeback rate was less than 1% of payment volume. Any increase in chargebacks not paid by our clients could have a material adverse effect on our business, financial condition and results of operations.

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

The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits, including natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics (such as the COVID-19 pandemic) and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks. A sustained deterioration in general economic conditions, particularly in the United States, continued uncertainty for an extended period of time, persistent inflation or increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. Our consumer finance and mortgage clients may be disproportionately impacted by increased interest rates or a general economic downturn, which could result in a decrease to our revenue and profits. If our consumer finance or mortgage clients make fewer or smaller loans (or their borrowers fail to make required payments), or consumers and businesses spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue. Smaller tax refunds to consumers, due to the absence of additional stimulus or similar impacts or otherwise, could also negatively impact our results of operations.

The U.S. and international markets are continuing to experience uncertain and volatile economic conditions, including from the impacts of sustained inflation, recession concerns and threat of increased tariffs or other protectionist trade policies. These conditions make it extremely difficult for us to accurately forecast and plan future business activities. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

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

Certain payment funding methods expose us to the credit and/or operating risk of our clients.

When we process certain types of transactions (including ACH payments and our Instant Funding solutions) for certain clients, we occasionally transfer funds from our settlement account to the intended destination account before we receive funds from a client’s source account. The vast majority of these occurrences are resolved quickly through normal processes. However, if they are not resolved and we are then unable to reverse the transaction that sent funds to the intended destination, a shortfall in our settlement account will be created. Although we have legal recourse against our clients for the amount of the shortfall, timing of recovery may be delayed by litigation or the amount of any recovery may be less than the shortfall. In either case, we would have to fund the shortfall in our settlement account from our corporate funds.

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

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology, which is critical to our success, particularly in our strategic verticals where we may offer proprietary software solutions to our clients. Third parties have, and in the future may, challenge, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of service offerings or other competitive harm. Other parties, including our competitors, may independently develop similar technology and duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may be subject to termination or renegotiation with unfavorable terms to us, and our third-party licensors may be subject to bankruptcy, insolvency and other adverse business dynamics, any of which might affect our ability to use and exploit the products licensed to us by such third-party licensors. Additionally, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights and know-how, which is expensive, could cause a diversion of resources and may not prove successful. Also, because of the rapid pace of technological change in our industry, aspects of our business and our services rely on technologies developed or licensed by third parties, and we may not be able to obtain or retain licenses and technologies from these third parties on reasonable terms or at all. The loss of intellectual property protection or the inability to license or otherwise use third-party intellectual property could harm our business and ability to compete. We regularly engage third parties for offshore development activities, which may heighten all of the risks noted above.

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

We may not be able to successfully execute our growth strategies.

If we are unable to execute on our growth strategies, our business, financial condition and results of operations may be adversely affected. An important part of our growth strategy is to enter into new vertical markets through platform acquisitions of vertically-focused integrated payment and software solutions providers, to expand within our existing vertical markets through selective tuck-in acquisitions and to otherwise increase our presence in the payments processing market. However, we have not completed an acquisition in over three years.

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

The occurrence of any of these factors could continue to adversely affect our growth strategy.

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

We do not believe we have been materially and adversely impacted by the financial institution failures that began with the closure of Silicon Valley Bank in March 2023. While we continue to monitor developments in the banking sector, we cannot guarantee that there will not be similar issues with any of the financial institutions with whom we maintain relationships. The failure of or any other adverse development impacting one or more of our financial institution relationships (or rumors or concerns about such events) could adversely affect our liquidity, our ability to process transactions for our clients or our client relationships. Similarly, our clients could be adversely affected by any bank failure or other adverse event involving their financial institution relationships, which could result in a decrease in the amount of payment volume we receive from these clients.

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

Many of our clients desire to impose a convenience fee or a surcharge in connection with their customers’ use of a credit or debit card or other form of electronic payment. Recent federal actions aimed at addressing so-called “junk fees” have heightened regulatory scrutiny in this area, further complicating compliance with various state laws and regulations that impose prohibitions or other limitations on those types of fees or charges. The interpretation of these laws and regulations, as well as evolving payment network rules, continue to change, which can create uncertainty. These developments could negatively affect the willingness of some of our clients to accept credit or debit card or other electronic payment or result in less favorable terms to us in exchange for our clients to absorb those fees and costs, all of which would negatively affect our business.

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

Depending on how our products and services evolve, we may be subject to a variety of additional laws and regulations, including those governing money transmission, gift cards and other prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, restrictions on foreign assets, banking and lending, and import and export restrictions.

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

Similarly, our clients in the receivables management industry are typically subject to federal and state rules and regulations that establish specific requirements and procedures that debt collectors must follow when collecting consumer accounts. The CFPB and the FTC have devoted substantial attention to debt collection activities, and, as a result, the CFPB and the FTC have brought multiple investigations and enforcement actions against debt collectors for violations of the FDCPA and other applicable laws. Continued regulatory scrutiny by the CFPB and the FTC over debt collection practices may result in additional investigations and enforcement actions against our clients in the receivables management industry. The FDCPA also provides for private rights of action against debt collectors, and permits debtors to recover actual damages, statutory damages and attorneys’ fees and costs for violations of its terms.

The combination of these factors could materially adversely affect the business of our clients and may force our consumer lender or receivables management clients to change their business models. As a result, we may need to be nimble and quickly respond to the evolving needs of the vertical markets that we serve.

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

On July 10, 2024, we increased our existing senior secured credit facilities to a $250.0 million revolving credit facility pursuant to an amendment to the revolving credit agreement with Truist Bank and certain other lenders (the “Second Amended Credit Agreement”). On January 19, 2021, we issued $440.0 million in aggregate principal amount of our 0.00% convertible senior notes due 2026 (the “2026 Notes”). On July 8, 2024, we repurchased $220.0 million of the 2026 Notes. Additionally, on July 8, 2024, we issued $287.5 million in aggregate principal amount of our 2.875% convertible senior notes due 2029 (the “2029 Notes”). Our ability to service our obligations under our indebtedness, including the 2026 Notes, the 2029 Notes and any indebtedness we may incur under the Second Amended Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive.

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

The Second Amended Credit Agreement imposes restrictions that could impede our ability to enter into certain corporate transactions, as well as increases our vulnerability to adverse economic and industry conditions, by limiting our flexibility in planning for, and reacting to, changes in our business and industry. These restrictions will limit our ability to, among other things:

•
incur or guarantee additional debt;
•
pay dividends on capital stock or redeem, repurchase, retire or otherwise acquire any capital stock;
•
make certain payments, dividends, distributions or investments; and
•
merge or consolidate with other companies or transfer all or substantially all of our assets.

In addition, the Second Amended Credit Agreement contains certain negative covenants that restrict the incurrence of indebtedness unless certain incurrence-based financial covenant requirements are met. The restrictions may prevent us from taking actions that we believe would be in the best interests of the business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Our ability to comply with these restrictive covenants in future periods will largely depend on our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default, which could result in the acceleration of our debt. In the event of an acceleration of our indebtedness, we could be forced to apply all available cash flows to repay such debt, which would reduce or eliminate distributions to us, which could also force us into bankruptcy or liquidation.

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

The conditional conversion feature of the 2026 Notes and the 2029 Notes, if triggered, may adversely affect our financial condition and operating results.

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

In the event the conditional conversion feature of the 2029 Notes is triggered, holders of the 2029 Notes will be entitled to convert their 2029 Notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle any converted principal amount of such notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Risks Related to Our Ownership Structure

We are a holding company and our only material asset is our interest in Hawk Parent, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement, meet our financial obligations under the 2026 Notes or the 2029 Notes and pay dividends.

We are a holding company with no material assets other than our ownership of limited liability company interests of Hawk Parent (the “Post-Merger Repay Units” and holders of such Post-Merger Repay Units other than the Company, the “Repay Unitholders”) and our managing member interest in Hawk Parent, and we have no independent means of generating revenue or cash flow. Upon the completion of the Business Combination, we entered into that certain Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) with the Repay Unitholders. Our ability to pay taxes, make payments under the Tax Receivable Agreement, meet our financial obligations under the Notes and pay dividends will depend on the financial results and cash flows of Hawk Parent and its subsidiaries and the distributions we receive from Hawk Parent. Deterioration in the financial condition, earnings or cash flow of Hawk Parent and its subsidiaries, including its operating subsidiaries, for any reason could limit or impair Hawk Parent’s ability to pay such distributions. Additionally, to the extent that we need funds and Hawk Parent and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or Hawk Parent is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

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

There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income or franchise tax savings that we realize. Furthermore, our obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. Conversely, our executives and directors who are TRA beneficiaries could be incentivized to take actions, including asset sales or restructuring activities, in order to trigger TRA payments sooner. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise. Such indebtedness may have a material adverse effect on our financial condition.

Risks Related to our Class A Common Stock

Future issuances or sales of substantial amounts of our Class A common stock in the public market, or the perception that such issuances or sales may occur, could cause the market price for our Class A common stock to decline.

Hawk Parent has outstanding an aggregate of 5,379,543 Post-Merger Repay Units as of February 25, 2024. Pursuant to the Exchange Agreement, Repay Unitholders have the right to elect to exchange such Post-Merger Repay Units into shares of our Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement. However, Hawk Parent may elect to settle such exchange in cash in lieu of delivering shares of our Class A common stock pursuant to the terms of the Exchange Agreement.

In addition, we have reserved a total of 22,226,728 shares of Class A common stock for issuance under our Repay Holdings Corporation Omnibus Incentive Plan (as amended, the “Incentive Plan.”). To the extent such shares have vested or vest in the future (and settle into shares, in the case of restricted stock units), they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We also have outstanding $220 million aggregate principal amount of our 2026 Notes and $287.5 million aggregate principal amount of our 2029 Notes which are convertible into shares of our Class A common stock in certain circumstances. Investors will incur further dilution upon the conversion of any of our convertible senior notes if we elect to deliver shares of Class A common stock upon such conversion. In the future, we may also issue additional securities in connection with investments, acquisitions or capital raising activities, which could constitute a material portion of our then-outstanding shares of our Class A common stock and may result in additional dilution to investors or adversely impact the price of our Class A common stock.

Our stock price may be volatile, which could negatively affect our business and operations.

Historically, our Class A common stock has experienced substantial price volatility. For example, the closing price per share of our Class A common stock on The Nasdaq Capital Market ranged from a low of $7.13 to a high of $11.05 during the period from January 2, 2024 to December 31, 2024. This volatility could be the result of changes in our volumes, revenue, earnings and margins or general market and economic factors. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We recognize the critical importance of developing, implementing and maintaining robust cybersecurity programs in order to mitigate risk and to safeguard the sensitive data collected, processed and stored by us. Our cybersecurity programs are guided in part by certain regulatory requirements (including payment network rules) that require periodic testing and external reviews. Cybersecurity is also one of the initiatives we have identified to guide our ongoing corporate sustainability efforts. Our Chief Information Security Officer (“CISO”), who reports directly to our Chief Technology Officer (“CTO”), has day-to-day responsibility for our cybersecurity programs. Given the significant risks associated with cybersecurity incidents in the payment processing business, our cybersecurity programs are generally operated in a dedicated and independent manner.

Risk Management and Strategy

Risk Identification and Assessment

We employ structured processes and procedures to identify and assess cybersecurity risks and events. Our CISO oversees a cybersecurity risk assessment program that includes, for each identified material risk, an evaluation of the applicable threat level for such risk and the current mitigation plan for such risk. The cybersecurity risk assessment receives input from cross-functional teams across our organization. We also engage various third parties (including penetration testers, auditing firms and managed security service providers) to assist in identifying and assessing material cybersecurity risks.

Risk Management

Our cybersecurity-related risks are managed using a combination of documented policies and procedures, management oversight and security systems and hardware. Relevant policies are developed with the assistance of appropriate subject matter experts and are reviewed at least annually. As part of these policies and procedures, we maintain a Security Incident Response Plan (the “SIRP”) that is intended to establish a structured and coordinated approach to handling cybersecurity incidents in our business. During the past year, we conducted a tabletop exercise with our executive management team that simulated a cybersecurity incident to evaluate the effectiveness of our SIRP, identify potential improvements and enhance our incident response readiness.

Employee and contractor compliance is bolstered by hiring, onboarding and termination procedures that are designed to align with cybersecurity objectives. All of our employees and contractors are required to complete security awareness training (which covers the policies and other information regarding our cybersecurity programs) both at the time of hire or engagement and then on annual basis. We also routinely disseminate cybersecurity and physical security educational materials to all employees and contractors.

We utilize a variety of physical security controls to protect our offices and assets from unauthorized access, tampering and environmental hazards. Our systems include third party logging, intrusion detection and penetration systems to monitor our information systems for anomalous and suspicious activity in support of our security objectives and incident management plans.

Third Parties

We regularly engage third party assessors and other firms to perform a variety of control testing and other reviews that are required by applicable regulatory requirements (including payment network rules) and industry standards. These firms also provide educational opportunities and materials intended to keep our team members, including our CISO, up to date on the latest industry developments and best practices.

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

ITEM 2. PROPERTIES.

The following table sets forth selected information concerning our principal facilities, as of December 31, 2024.

Location	Owned/Leased	Approximate Square Footage
Corporate Headquarters:
Atlanta, Georgia	Leased	20,300
Additional Facilities:
Bettendorf, IA	Leased	12,900
East Moline, Illinois	Leased	800
Ft. Worth, Texas	Leased	7,900
Tempe, Arizona	Leased	7,500
Sandy, Utah	Leased	5,200

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock is traded on Nasdaq under the symbol “RPAY”. As of February 25, 2025, the closing price for our Class A common stock was $7.16.

Market price information regarding our Class V common stock and Post-Merger Repay Units is not provided because there is no public market for our Class V common stock or our Post-Merger Repay Units.

Holders

As of February 25, 2025, there were 15 holders of record of our Class A common stock, 15 holders of record of our Class V common stock and 15 holders of record of Post-Merger Repay Units (not including the Company). The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently do not intend to pay cash dividends in the foreseeable future.

Performance

The following graph compares the total shareholder return from December 31, 2019 through December 31, 2024 of (i) our Class A common stock, (ii) the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor’s 500 Information Technology Index (“S&P Information Technology Index”). The stock performance graph and table assume an initial investment of $100 on December 31, 2019 and that all dividends of the S&P 500 Index and S&P Information Technology Index, were reinvested.

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

	Repay Holdings Corporation	S&P 500 Index	S&P Information Technology Index
December 31, 2019	$100.00	$100.00	$100.00
December 31, 2020	186.01	116.26	142.21
December 31, 2021	128.12	147.52	189.64
December 31, 2022	54.95	118.84	134.82
December 31, 2023	58.29	147.64	210.85
December 31, 2024	52.08	182.05	286.10

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes purchases of Class A common stock made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Agent) in connection with tax withholdings, under the ESPP and pursuant to our share repurchase program for the three months ended December 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	'Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
October 1-31, 2024	8,228	$7.84	—	$36,217,871
November 1-30, 2024	15,320	8.03	—	—
December 1-31, 2024	19,477	7.64	—	—
Total	43,025	$7.82	—	$36,217,871

(1)
Includes 43,025 shares that we withheld pursuant to the Incentive Plan and the ESPP in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan and share purchases under the ESPP, which, in each case, we withheld at fair market value on the applicable vesting date or purchase date.
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

Macroeconomic Conditions

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), rising interest rates, supply chain issues, slower growth and recent banking system volatility. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time. Finally, the impact of all of these various events on our results in 2024 may not be necessarily indicative of their impact on our results in 2025.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of our management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. Our chargeback rate was less than 1% of our card payment volume, during the years ended December 31, 2024, 2023 and 2022.

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

Interest income. Interest income consists of interest received on our cash and cash equivalents.

Interest expense. Interest expense consists of interest paid in respect of our indebtedness under the convertible senior notes.

Change in fair value of tax receivable liability. This amount represents the change in fair value of the tax receivable agreement liability. The TRA liability is carried at fair value; so, any change to the valuation of this liability is recognized through this line in other expense. The change in fair value can result from the redemption or exchange of Post-Merger Repay Units for Class A common stock of Repay Holdings Corporation, through accretion of the discounted fair value of the expected future cash payments, or changes to the discount rate, also referred to as the Early Termination Rate, used to determine the fair value of the liability.

Results of Operations

	Year ended December 31,
($ in thousands, except per share data)	2024	2023	2022
Revenue	$313,042	$296,627	$279,227
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$71,636	$69,703	$64,826
Selling, general and administrative	145,466	148,653	149,061
Depreciation and amortization	103,710	103,857	107,751
Change in fair value of contingent consideration	—	—	(3,300)
Loss on business disposition	—	10,027	—
Impairment loss	—	75,800	8,090
Total operating expenses	$320,812	$408,040	$326,428
Loss from operations	$(7,770)	$(111,413)	$(47,201)
Other income (expense)
Interest income	5,992	2,822	130
Interest expense	(7,873)	(3,870)	(4,375)
Gain on extinguishment of debt	13,136	—	—
Change in fair value of tax receivable liability	(14,543)	(6,619)	66,871
Other income (loss)	138	(455)	(510)
Total other income (expense)	(3,150)	(8,122)	62,116
Income (loss) before income tax benefit (expense)	(10,920)	(119,535)	14,915
Income tax benefit (expense)	575	2,115	(6,174)
Net income (loss)	$(10,345)	$(117,420)	$8,741
Net loss attributable to non-controlling interest	(189)	(6,930)	(4,095)
Net income (loss) attributable to the Company	$(10,156)	$(110,490)	$12,836

Weighted-average shares of Class A common stock outstanding - basic	89,915,137	90,048,638	88,792,453
Weighted-average shares of Class A common stock outstanding - diluted	89,915,137	90,048,638	110,671,731

Income (loss) per Class A share - basic	$(0.11)	$(1.23)	$0.14
Income (loss) per Class A share - diluted	$(0.11)	$(1.23)	$0.12

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue

Total revenue was $313.0 million for the year ended December 31, 2024 and $296.6 million for the year ended December 31, 2023, an increase of $16.4 million or 5.5%. This increase was the result of newly signed clients, the growth of our existing clients and political media spending associated with the 2024 election cycle in our media payments business.

Costs of Services

Costs of services were $71.6 million for the year ended December 31, 2024 and $69.7 million for the year ended December 31, 2023, an increase of $1.9 million or 2.8%. This increase was the result of newly signed clients, the growth of our existing clients and political media spending associated with the 2024 election cycle in our media payments business.

Selling, General and Administrative

Selling, general and administrative expenses were $145.5 million for the year ended December 31, 2024 and $148.7 million for the year ended December 31, 2023, a decrease of $3.2 million or 2.1%, primarily due to a $3.0 million decrease in transaction expenses related to the disposition of BCS in the prior year period.

Depreciation and Amortization

Depreciation and amortization expenses were $103.7 million for the year ended December 31, 2024 and $103.9 million for year ended December 31, 2023, a decrease of $0.2 million or 0.1%. This decrease was driven by a decrease in amortization of non-compete agreements.

Loss on Business Disposition

We incurred a loss on business disposition of $10.0 million for the year ended December 31, 2023 related to the sale of Blue Cow Software (“BCS”).

Impairment Loss

We incurred an impairment loss of $75.8 million for the year ended December 31, 2023, due to a $75.7 million goodwill impairment loss related to the Business Payments segment and a $0.1 million trade name write-off related to Media Payments. The fair value of the Business Payments reporting unit was primarily impacted by a change in the discount rate. See Note 8. Intangible Assets and Note 9. Goodwill for more information.

Interest Income

Interest income was $6.0 million for the year ended December 31, 2024 and $2.8 million for the year ended December 31, 2023, an increase of $3.2 million, due to higher average interest rates earned on our cash and cash equivalents.

Interest Expense

Interest expense was $7.9 million for the year ended December 31, 2024 and $3.9 million for the year ended December 31, 2023, an increase of $4.0 million, due to a higher outstanding principal balance under the convertible senior notes.

Gain on Debt Extinguishment

We incurred a gain of $13.1 million on extinguishment of debt for the year ended December 31, 2024, due to the repurchase of $220.0 million of 2026 Notes principal and net of a write-off of debt issuance costs relating to the repurchased principal.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $14.5 million for the year ended December 31, 2024 compared to a net loss of $6.6 million for the year ended December 31, 2023, an increase of $7.9 million. This increase was due to smaller fair value adjustments related to the tax receivable liability, primarily as a result of a smaller decrease to the discount rate, also referred to as the Early Termination Rate, used to determine the fair value of the liability.

Income Tax Benefit and Expense

The income tax benefit was $0.6 million for the year ended December 31, 2024, reflecting the expected income tax benefit on the loss generated over the same period. This was a result of the operating loss incurred by the Company, primarily driven by the change in fair value of the tax receivable liability, impairment loss, loss on business disposition, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions. The income tax benefit was $2.1 million for the year ended December 31, 2023, which reflected the expected income tax benefit on the loss generated over the same period.

For results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, see Part II, Item 7 of our 2023 Form 10-K, which is incorporated herein by reference.

Segments

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments.

The following table presents our segment revenue and selected performance measures.

	Year Ended December 31,
($ in thousand)	2024	2023
Revenue
Consumer Payments	$280,966	$275,708
Business Payments	52,923	38,058
Elimination of intersegment revenues	(20,847)	(17,139)
Total revenue	$313,042	$296,627
Gross profit (1)
Consumer Payments	$223,107	$216,096
Business Payments	39,146	27,967
Elimination of intersegment revenues	(20,847)	(17,139)
Total gross profit	$241,406	$226,924

Total gross profit margin (2)	77%	77%
(1)
Gross profit represents revenue less cost of services (exclusive of depreciation and amortization).
(2)
Gross profit margin represents total gross profit / total revenue.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Consumer Payments

Revenue for the Consumer Payments segment was $281.0 million for the year ended December 31, 2024 and $275.7 million for the year ended December 31, 2023, representing a $5.3 million or 1.9% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the year ended December 31, 2023, revenues of approximately $1.2 million are attributable to BCS.

Gross profit for the Consumer Payments segment was $223.1 million for the year ended December 31, 2024 and $216.1 million for the year ended December 31, 2023, representing a $7.0 million or 3.2% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients. For the year ended December 31, 2023, gross profit of approximately $1.2 million is attributable to BCS.

Business Payments

Revenue for the Business Payments segment was $52.9 million for the year ended December 31, 2024 and $38.1 million for the year ended December 31, 2023, representing a $14.9 million or 39.1% year-over-year increase. This increase was the result of newly signed clients, the growth of existing clients and political media spending associated with the 2024 election cycle in our media payments business.

Gross profit for the Business Payments segment was $39.1 million for the year ended December 31, 2024 and $28.0 million for the year ended December 31, 2023, representing a $11.2 million or 40.0% year-over-year increase. This increase was the result of newly signed clients, the growth of existing clients and political media spending associated with the 2024 election cycle in our media payments business.

For revenue and gross profit by segments for the year ended December 31, 2023 compared to the year ended December 31, 2022, see Part II, Item 7 of our 2023 Form 10-K, which is incorporated herein by reference.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that our management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on business disposition, gain on extinguishment of debt, non-cash change in fair value of contingent consideration, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on business disposition, gain on extinguishment of debt, non-cash change in fair value of contingent consideration, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the years ended December 31, 2024, 2023 and 2022 (excluding certain shares that were subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the years ended December 31, 2024, 2023 and 2022.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Revenue	$313,042	$296,627	$279,227
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$71,636	$69,703	$64,826
Selling, general and administrative	145,466	148,653	149,061
Depreciation and amortization	103,710	103,857	107,751
Change in fair value of contingent consideration	—	—	(3,300)
Loss on business disposition	—	10,027	—
Impairment loss	—	75,800	8,090
Total operating expenses	$320,812	$408,040	$326,428
Loss from operations	$(7,770)	$(111,413)	$(47,201)
Interest income	5,992	2,822	130
Interest expense	(7,873)	(3,870)	(4,375)
Gain on extinguishment of debt	13,136	—	—
Change in fair value of tax receivable liability	(14,543)	(6,619)	66,871
Other income (loss)	138	(455)	(510)
Total other income (expense)	(3,150)	(8,122)	62,116
Income (loss) before income tax benefit (expense)	(10,920)	(119,535)	14,915
Income tax benefit (expense)	575	2,115	(6,174)
Net income (loss)	$(10,345)	$(117,420)	$8,741

Add:
Interest income	(5,992)	(2,822)	(130)
Interest expense	7,873	3,870	4,375
Depreciation and amortization (a)	103,710	103,857	107,751
Income tax (benefit) expense	(575)	(2,115)	6,174
EBITDA	$94,671	$(14,630)	$126,911

Loss on business disposition (h)	—	10,027	—
Gain on extinguishment of debt (i)	(13,136)	—	—
Non-cash change in fair value of contingent consideration (j)	—	—	(3,300)
Non-cash impairment loss (b)	—	75,800	8,090
Non-cash change in fair value of assets and liabilities (c)	14,543	7,494	(66,871)
Share-based compensation expense (d)	25,195	22,156	20,532
Transaction expenses (e)	2,325	8,523	18,993
Restructuring and other strategic initiative costs (f)	12,494	11,908	7,870
Other non-recurring charges (g)	4,718	5,528	12,294
Adjusted EBITDA	$140,810	$126,806	$124,519

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Revenue	$313,042	$296,627	$279,227
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$71,636	$69,703	$64,826
Selling, general and administrative	145,466	148,653	149,061
Depreciation and amortization	103,710	103,857	107,751
Change in fair value of contingent consideration	—	—	(3,300)
Loss on business disposition	—	10,027	—
Impairment loss	—	75,800	8,090
Total operating expenses	$320,812	$408,040	$326,428
Loss from operations	$(7,770)	$(111,413)	$(47,201)
Interest income	5,992	2,822	130
Interest expense	(7,873)	(3,870)	(4,375)
Gain on extinguishment of debt	13,136	—	—
Change in fair value of tax receivable liability	(14,543)	(6,619)	66,871
Other income (loss)	138	(455)	(510)
Total other income (expense)	(3,150)	(8,122)	62,116
Income (loss) before income tax benefit (expense)	(10,920)	(119,535)	14,915
Income tax benefit (expense)	575	2,115	(6,174)
Net income (loss)	$(10,345)	$(117,420)	$8,741

Add:
Amortization of acquisition-related intangibles (k)	77,144	81,642	89,473
Loss on business disposition (h)	—	10,027	—
Gain on extinguishment of debt (i)	(13,136)	—	—
Non-cash change in fair value of contingent consideration (j)	—	—	(3,300)
Non-cash impairment loss (b)	—	75,800	8,090
Non-cash change in fair value of assets and liabilities (c)	14,543	7,494	(66,871)
Share-based compensation expense (d)	25,195	22,156	20,532
Transaction expenses (e)	2,325	8,523	18,993
Restructuring and other strategic initiative costs (f)	12,494	11,908	7,870
Other non-recurring charges (g)	4,718	5,528	12,294
Non-cash interest expense (l)	3,031	2,848	2,835
Pro forma taxes at effective rate (m)	(28,151)	(23,564)	(18,871)
Adjusted Net Income	$87,818	$84,942	$79,786

Shares of Class A common stock outstanding (on an as-converted basis) (n)	95,678,128	96,850,559	96,684,629
Adjusted Net Income per share	$0.92	$0.88	$0.83
(a)
See footnote (k) for details on our amortization and depreciation expenses.
(b)
For the year ended December 31, 2023, reflects non-cash goodwill impairment loss related to the Business Payments segment and non-cash impairment loss related to a trade name write-off of Media Payments. For the year ended December 31, 2022, reflects non-cash impairment loss related to trade names write-offs of BillingTree and Kontrol.
(c)
For the year ended December 31, 2024 and 2022, reflects the changes in management’s estimates of the fair value of the liability relating to the TRA. For the year ended December 31, 2023, reflects the changes in management’s estimates of (i) the fair value of the liability relating to the TRA and (ii) non-cash insurance reserve.
(d)
Represents compensation expense associated with equity compensation plans.
(e)
Primarily consists of (i) during the year ended December 31, 2024, professional service fees incurred in connection with prior transactions, (ii) during the year ended December 31, 2023, professional service fees and other costs incurred in connection with the disposition of BCS and (iii) during the year ended December 31, 2022, professional service fees and other costs incurred in connection with the acquisitions of BillingTree, Kontrol and Payix.

(f)
Reflects costs associated with reorganization of operations, consulting fees related to our processing services and other operational improvements, including restructuring and integration activities related to our acquired businesses, that were not in the ordinary course during the years ended December 31, 2024, 2023 and 2022. Additionally, for the year ended December 31, 2022, reflects one-time severance payments.
(g)
For the year ended December 31, 2024, reflects one-time processing settlements, franchise taxes and other non-income based taxes, non-recurring legal and other litigation expenses and payments made to third-parties in connection with our IT security and personnel. For the year ended December 31, 2023, reflects payments made to third-parties in connection with an expansion of our personnel, franchise taxes and other non-income based taxes and one-time payments to certain partners. For the year ended December 31, 2022, reflects one-time payments to certain clients and partners, payments made to third-parties in connection with a significant expansion of our personnel, franchise taxes and other non-income based taxes, other payments related to COVID-19 and non-cash rent expense.
(h)
Reflects the loss recognized related to the disposition of BCS.
(i)
Reflects a gain on the repurchase of 2026 Notes principal, net of a write-off of debt issuance costs relating to the repurchased principal.
(j)
Reflects the changes in management’s estimates of future cash consideration to be paid in connection with prior acquisitions from the amount estimated as of the most recent balance sheet date.
(k)
For the years ended December 31, 2024, 2023 and 2022, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Year ended December 31,
($ in thousands)	2024	2023	2022
Acquisition-related intangibles	$77,144	$81,642	$89,473
Software	24,826	19,789	15,921
Amortization	$101,970	$101,431	$105,394
Depreciation	1,740	2,426	2,357
Total Depreciation and amortization (1)	$103,710	$103,857	$107,751
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

(l)
Represents amortization of non-cash deferred debt issuance costs.
(m)
Represents pro forma income tax adjustment effect associated with items adjusted above.
(n)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the years ended December 31, 2024, 2023 and 2022. These numbers do not include any shares issuable upon conversion of our convertible senior notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Year Ended December 31,
	2024	2023	2022
Weighted average shares of Class A common stock outstanding - basic	89,915,137	90,048,638	88,792,453
Add: Non-controlling interests Weighted average Post-Merger Repay Units exchangeable for Class A common stock	5,762,991	6,801,921	7,892,176
Shares of Class A common stock outstanding (on an as-converted basis)	95,678,128	96,850,559	96,684,629

Adjusted EBITDA for the years ended December 31, 2024 and 2023 was $140.8 million and $126.8 million, respectively, representing a 11.0% year-over-year increase. Adjusted Net Income for the years ended December 31, 2024 and 2023 was $87.8 million and $84.9 million, respectively, representing a 3.4% year-over-year increase. Our net income (loss) attributable to the Company for the years ended December 31, 2024 and 2023 was ($10.2) million and ($110.5) million, respectively, representing a 90.8% year-over-year improvement in our profitability.

The increases in Adjusted EBITDA, Adjusted Net Income and improvement in net income (loss) attributable to the Company for the year ended December 31, 2024 were primarily due to the organic growth of our business from newly signed clients, the growth of existing clients, political media spending associated with the 2024 election cycle in our media payments business and cost savings initiatives that reduced both cost of services and selling, general and administrative expenses as a percentage of revenue.

For discussion on Adjusted EBITDA, Adjusted Net income, and net income (loss) attributable to the Company for the year ended December 31, 2023 compared to the year ended December 31, 2022, see Part II, Item 7 of the Company’s 2023 Form 10-K.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. We also finance our operations through proceeds from the issuance of our Class A common stock in June 2020 and our convertible senior notes offerings. As of December 31, 2024, we had $189.5 million of cash and cash equivalents and available borrowing capacity of $250.0 million under the Second Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $47.2 million as of December 31, 2024.

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

As of December 31, 2024, our material contractual obligations primarily consist of operating leases liabilities. See Note 11. Commitments and Contingencies to the financial statements in Item 8 of this Annual Report on Form 10-K for more information related to operating leases liabilities. Based on our current lease terms, $1.2 million of operating lease liabilities are due within the next twelve months, and the remaining lease liabilities of $10.5 million are due within the next ten years. We believe the cash flows from operations and available borrowing capacity from our existing revolving credit facility will be sufficient to satisfy our cash requirement for the next twelve months and the following five years.

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. During the year ended December 31, 2024, we repurchased 158,496 shares for a total of approximately $1.3 million under the Share Repurchase Program. As of December 31, 2024, we have $36.2 million remaining capacity under the Share Repurchase Program. In addition, in July 2024 we used approximately $40.0 million of proceeds from the offering of 2029 Notes to repurchase approximately 3.9 million shares of Class A common stock.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net cash provided by operating activities	$150,090	$103,614	$74,223
Net cash used in investing activities	(44,853)	(24,088)	(39,541)
Net cash used in financing activities	(12,673)	(28,944)	(17,459)

Cash Flow from Operating Activities

Net cash provided by operating activities was $150.1 million for the year ended December 31, 2024.

Net cash provided by operating activities was $103.6 million for the year ended December 31, 2023.

Net cash provided by operating activities was $74.2 million for the year ended December 31, 2022.

Cash provided by operating activities for the years ended December 31, 2024, 2023 and 2022, reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $44.9 million for the year ended December 31, 2024, due to the capitalization of software development activities.

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

Cash Flow from Financing Activities

Net cash used in financing activities was $12.7 million for the year ended December 31, 2024, due to the 2026 Notes repurchased, shares repurchased under the Share Repurchase Program and purchase of capped calls related to issuance of the 2029 Notes, offset partially by proceeds from the issuance of the 2029 Notes.

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

Indebtedness

Amended Credit Agreement

In February 2021, we entered into the Amended Credit Agreement, which established a 125.0 million senior secured revolving credit facility in favor of Hawk Parent.

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

As of December 31, 2024, the Second Amended Credit Agreement provides for a revolving credit facility of $250.0 million. As of December 31, 2024, we had $0 million drawn against the revolving credit facility. We paid $0.6 million and $0.5 million in fees related to unused commitments for the years ended December 31, 2024 and 2023, respectively. See Note 10. Borrowings to the financial statements in Item 8 of this Annual Report on Form 10-K for more information.

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

As of December 31, 2024, we had convertible senior notes outstanding of $496.8 million, net of deferred issuance costs, under the 2026 Notes and 2029 Notes. We were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants prospectively.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported consolidated statements of operations during the reporting period. We base our estimates and judgments on historical experience and available relevant information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. Accounting policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods. Subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting estimates during the year ended December 31, 2024.

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

As of December 31, 2024, we had convertible senior debt of $496.8 million, net of deferred issuance costs, outstanding. As of December 31, 2023, we had convertible senior debt of $434.2 million, net of deferred issuance costs, and revolving credit facility borrowings of $18.2 million, net of deferred issuance costs, outstanding. The borrowings under the Second Amended Credit Agreement accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 0.75% to 1.75% or at an adjusted SOFR rate plus a margin of 1.75% to 2.75% under the Second Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Second Amended Credit Agreement.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Repay Holdings Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit procedures related to the revenue recognized during the year ended December 31, 2024, included the following, among others:

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

March 3, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Repay Holdings Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 3, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 3, 2025

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

($ in thousands)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$189,530	$118,096
Current restricted cash	35,654	11,324
Accounts receivable, net	32,950	36,017
Prepaid expenses and other	17,114	15,209
Total current assets	275,248	180,646

Property and equipment, net	2,383	3,133
Noncurrent restricted cash	11,525	14,725
Intangible assets, net	389,034	447,141
Goodwill	716,793	716,793
Operating lease right-of-use assets, net	11,142	8,023
Deferred tax assets	163,283	146,872
Other assets	2,500	2,500
Total noncurrent assets	1,296,660	1,339,187
Total assets	$1,571,908	$1,519,833

Liabilities
Accounts payable	$28,912	22,030
Accrued expenses	55,501	32,906
Current operating lease liabilities	1,230	1,629
Current tax receivable agreement ($2,413 and $68 held for related parties as of December 31, 2024 and December 31, 2023, respectively)	16,337	580
Other current liabilities	267	318
Total current liabilities	102,247	57,463

Long-term debt	496,778	434,166
Noncurrent operating lease liabilities	10,507	7,247
Tax receivable agreement, net of current portion ($25,134 and $25,348 held for related parties as of December 31, 2024 and December 31, 2023, respectively)	187,308	188,331
Other liabilities	1,899	1,838
Total noncurrent liabilities	696,492	631,582
Total liabilities	$798,739	$689,045

Commitments and contingencies (Note 11)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized, 93,732,227 issued and 88,239,494 outstanding as of December 31, 2024; 92,220,494 issued and 90,803,984 outstanding as of December 31, 2023	9	9
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Treasury stock, 5,492,733 and 1,416,510 shares as of December 31, 2024 and December 31, 2023, respectively	(53,782)	(12,528)
Additional paid-in capital	1,148,871	1,151,324
Accumulated deficit	(333,826)	(323,670)
Total Repay stockholders' equity	761,272	815,135
Non-controlling interests	11,897	15,653
Total equity	$773,169	$830,788
Total liabilities and equity	$1,571,908	$1,519,833

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
($ in thousands, except per share data)	2024	2023	2022
Revenue	$313,042	$296,627	$279,227
Operating Expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	71,636	69,703	64,826
Selling, general and administrative	145,466	148,653	149,061
Depreciation and amortization	103,710	103,857	107,751
Change in fair value of contingent consideration	—	—	(3,300)
Loss on business disposition	—	10,027	—
Impairment loss	—	75,800	8,090
Total operating expenses	320,812	408,040	326,428
Loss from operations	(7,770)	(111,413)	(47,201)
Other income (expense)
Interest income	5,992	2,822	130
Interest expense	(7,873)	(3,870)	(4,375)
Gain on extinguishment of debt	13,136	—	—
Change in fair value of tax receivable liability	(14,543)	(6,619)	66,871
Other income (loss)	138	(455)	(510)
Total other income (expense)	(3,150)	(8,122)	62,116
Income (loss) before income tax benefit (expense)	(10,920)	(119,535)	14,915
Income tax benefit (expense)	575	2,115	(6,174)
Net income (loss)	$(10,345)	$(117,420)	$8,741
Less: Net loss attributable to non-controlling interests	(189)	(6,930)	(4,095)
Net income (loss) attributable to the Company	$(10,156)	$(110,490)	$12,836

Income (loss) per Class A share attributable to the Company:
Basic	$(0.11)	$(1.23)	$0.14
Diluted	$(0.11)	$(1.23)	$0.12
Weighted-average shares outstanding:
Basic	89,915,137	90,048,638	88,792,453
Diluted	89,915,137	90,048,638	110,671,731

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net income (loss)	$(10,345)	$(117,420)	$8,741
Other comprehensive (loss) income, before tax
Foreign currency translation adjustments	—	—	(2)
Total other comprehensive (loss) income, before tax	—	—	(2)
Income tax related to items of other comprehensive income:
Tax benefit on foreign currency translation adjustments	—	—	1
Total income tax benefit related to items of other comprehensive income	—	—	1
Total other comprehensive income (loss), net of tax	—	—	(1)
Total comprehensive income (loss)	$(10,345)	$(117,420)	$8,740
Less: Comprehensive loss attributable to non-controlling interests	(189)	(6,930)	(4,095)
Comprehensive income (loss) attributable to the Company	$(10,156)	$(110,490)	$12,835

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at December 31, 2021	88,502,621	$9	100	$—	$1,100,010	$—	$(226,016)	$39,033	$913,036
Issuance of new shares	50,845	—		—	243	—	—	(243)	—
Release of share awards vested under Incentive Plan	1,031,737	—		—	—	—	—	—	(2,657)
Tax withholding related to shares vesting under Incentive Plan	(230,449)	—		—	(2,658)	—	—	1	(10,000)
Treasury shares repurchased	(1,078,141)	—		—	(32)	(10,000)	—	32
Stock-based compensation	—	—		—	20,302	—	—	(46)	20,256
Tax distribution from Hawk Parent	—	—		—	—	—	—	(951)	(951)
Valuation allowance on Ceiling Rule DTA	—	—		—	(131)	—	—	—	(131)
Net income (loss)	—	—		—	—	—	12,836	(4,095)	8,741
Other comprehensive income	—	—		—	(1)	—	—	—	(1)
Balance at December 31, 2022	88,276,613	$9	100	$—	$1,117,733	$(10,000)	$(213,180)	$33,731	$928,293
Exchange of Post-Merger Repay Units	2,031,636	—		—	7,557	—	—	(7,557)	—
Release of share awards vested under Incentive Plan and shares purchased under ESPP	1,084,532	—		—	1,963	—	—	(3)	1,960
Tax withholding related to shares vesting under Incentive Plan and ESPP	(250,428)	—		—	(1,905)	—	—	14	(1,891)
Treasury shares repurchased	(338,369)	—		—	(3)	(2,528)	—	3	(2,528)
Stock-based compensation	—	—		—	22,236	—	—	(80)	22,156
Tax distribution from Hawk Parent	—	—		—	—	—	—	(3,525)	(3,525)
Valuation allowance on Ceiling Rule DTA	—	—		—	3,743	—	—	—	3,743
Net loss	—	—		—	—	—	(110,490)	(6,930)	(117,420)
Balance at December 31, 2023	90,803,984	$9	100	$—	$1,151,324	$(12,528)	$(323,670)	$15,653	$830,788
Exchange of Post-Merger Repay Units	464,552	—		—	1,634	—	—	(1,238)	396
Release of share awards vested under Incentive Plan and shares purchased under ESPP	1,311,077	—		—	1	—	—	(1)	—
Tax withholding related to shares vesting under Incentive Plan and ESPP	(322,788)	—		—	(2,138)	—	—	7	(2,131)
Treasury shares repurchased	(4,076,223)	—		—	(324)	(41,254)	—	37	(41,541)
Stock options exercised	58,892	—		—	396	—	—	(1)	395
Stock-based compensation	—	—		—	24,410	—	—	(22)	24,388
Purchase of capped calls related to issuance of the 2029 Notes	—	—		—	(29,418)	—	—	—	(29,418)
Tax distribution from Hawk Parent	—	—		—	—	—	—	(2,349)	(2,349)
Valuation allowance on Ceiling Rule DTA	—	—		—	2,986	—	—	—	2,986
Net loss	—	—		—	—	—	(10,156)	(189)	(10,345)
Balance at December 31, 2024	88,239,494	$9	100	$—	$1,148,871	$(53,782)	$(333,826)	$11,897	$773,169

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$(10,345)	$(117,420)	$8,741
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103,710	103,857	107,751
Stock based compensation	24,388	22,156	20,255
Amortization of debt issuance costs	3,030	2,847	2,834
Loss on business disposition	—	10,027	—
Gain on extinguishment of debt	(13,136)	—	—
Other loss	—	238	245
Fair value change in tax receivable agreement liability	14,543	6,619	(66,871)
Fair value change in contingent consideration	—	—	(3,300)
Impairment loss	—	75,800	8,090
Payments of contingent consideration in excess of acquisition date fair value	—	—	(8,896)
Deferred tax expense (benefit)	(2,490)	(3,594)	4,192
Change in accounts receivable, net	3,067	(3,986)	696
Change in prepaid expenses and other	(1,905)	2,936	(5,786)
Change in operating lease ROU assets	(3,119)	1,328	653
Change in accounts payable	6,882	(189)	1,698
Change in related party payable	—	—	(347)
Change in accrued expenses and other	22,594	3,890	2,197
Change in operating lease liabilities	2,861	(1,388)	(523)
Change in other liabilities	10	493	2,594
Net cash provided by operating activities	150,090	103,614	74,223
Cash flows from investing activities
Purchases of property and equipment	(989)	(733)	(3,176)
Purchases of intangible assets	—	(13,545)	(2,750)
Capitalized software development costs	(43,864)	(50,083)	(33,615)
Proceeds from sale of business, net of cash retained	—	40,273	—
Net cash used in investing activities	(44,853)	(24,088)	(39,541)
Cash flows from financing activities
Issuance of long-term debt	287,500	—	—
Payments on long-term debt	(205,150)	(20,000)	—
Payments of debt issuance costs	(9,631)	—	—
Payments for tax withholding related to shares vesting under Incentive Plan and ESPP	(2,131)	(1,891)	(2,657)
Treasury shares repurchased	(41,541)	(2,528)	(10,000)
Stock options exercised	395	—	—
Distributions to Members	(2,349)	(3,525)	(951)
Purchase of capped calls related to issuance of the 2029 Notes	(39,186)	—	—
Payment of Tax Receivable Agreement (“TRA”)	(580)	—	—
Payments of contingent consideration up to acquisition date fair value	—	(1,000)	(3,851)
Net cash used in financing activities	(12,673)	(28,944)	(17,459)
Increase in cash, cash equivalents and restricted cash	92,564	50,582	17,223
Cash, cash equivalents and restricted cash at beginning of period	$144,145	$93,563	$76,340
Cash, cash equivalents and restricted cash at end of period	$236,709	$144,145	$93,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,843	$1,024	$1,540
Income taxes	$2,811	$1,330	$31

Cash and cash equivalents	Year Ended December 31,
($ in thousands)	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$189,530	$118,096	$64,895
Current restricted cash	35,654	11,324	—
Noncurrent restricted cash	11,525	14,725	28,668
Total cash, cash equivalents and restricted cash as shown in the Consolidated Statements of Cash Flows	$236,709	$144,145	$93,563

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

The Company provides payment processing solutions to clients primarily operating in the personal loans, automotive loans, receivables management, and business-to-business verticals. The Company’s payment processing solutions enable consumers and businesses in these verticals to make payments using electronic payment methods, rather than cash or check, which have historically been the primary methods of payment in these verticals. The Company believes that a growing number of consumers and businesses prefer the convenience and efficiency of paying with cards and other electronic methods and that the Company is poised to benefit from the significant growth opportunity of electronic payment processing as these verticals continue to shift from cash and check to electronic payments. The personal loans vertical is predominately characterized by installment loans, which are typically utilized by consumers to finance everyday expenses. The automotive loans vertical includes a diversified client base across the entire credit spectrum. The Company’s receivables management vertical relates to consumer loan collections, which typically enter the receivables management process due to delinquency on credit card bills or as a result of major life events, such as job loss or major medical issues. The business-to-business vertical relates to transactions occurring between a wide variety of enterprise clients, many of which operate in the retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality industries.

The Company’s go-to-market strategy combines direct sales with integrations with key software providers in its target verticals. The integration of the Company’s technology with key software providers in the verticals that the Company serves, including loan management systems, DMS, collection management systems, and enterprise resource planning software systems, allows the Company to embed its omni-channel payment processing technology into its clients’ critical workflow software and ensure seamless operation of the Company’s solutions within its clients’ enterprise management systems. The Company refers to these software providers as its “software integration partners.” This integration allows the Company’s sales force to readily access new client opportunities or respond to inbound leads because, in many cases, a business will prefer, or in some cases only consider, a payments provider that has already integrated or is able to integrate its solutions with the business’ primary enterprise management system. The Company has successfully integrated its technology solutions with numerous, widely-used enterprise management systems in the verticals that it serves, which makes its platform a more compelling choice for the businesses that use them. Moreover, the Company’s relationships with its software integration

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

partners help it to develop deep industry knowledge regarding trends in client needs. The Company’s integrated model fosters long-term relationships with its clients, which supports its volume retention rates that the Company believes are above industry averages. As of December 31, 2024, the Company maintained approximately 280 integrations with various software providers.

The Company has two reportable segments: Consumer Payments and Business Payments. For additional information on segments, see Note 15. Segments to our consolidated financial statements.

Consumer Payments

The Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to collect payments and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”) offering. RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other Independent Sales Organizations (“ISOs”) and payment facilitators. The strategic vertical markets served by the Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail. The Consumer Payments segment represented approximately 83% of the Company’s total revenue after any intersegment eliminations for the year ended December 31, 2024.

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality. The Business Payments segment represented approximately 17% of the Company’s total revenue after any intersegment eliminations for the year ended December 31, 2024.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Reclassifications

The Company changed its presentation for Restricted cash to Current restricted cash and Noncurrent restricted cash within the Consolidated Balance Sheets. Prior period amounts have been revised to conform to the current presentation.

The Company changed its presentation for Interest income (expense), net to Interest income and Interest expense within the Consolidated Statements of Operations. Prior period amounts have been revised to conform to the current presentation.

Segment Reporting

The Company reports operating results through two reportable segments: (1) Consumer Payments and (2) Business Payments, as further discussed in Note 15. Segments.

There are no significant concentrations by state or geographical location, nor are there any significant individual client concentrations by balance.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposit accounts, money market accounts and short‑term investments with original maturities of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The amount of cash that the Company considers to be available for general purposes was $189.5 million and $118.1 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, approximately 91% of the Company’s total balance of cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although the Company currently believes that the financial institutions with whom the Company does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any losses associated with the Company’s balances in such accounts for the years ended December 31, 2024, 2023 or 2022.

Restricted Cash

Current restricted cash consists of ACH settlement funds in transit (“Settlements”). Settlements are held in accounts maintained at the Company’s sponsor banks for the purpose of facilitating the clearing and settlement of funds associated with payments made by or to the Company’s clients via the ACH network. The Company records a corresponding liability for Settlements within Accrued expenses in the Consolidated Balance Sheets. Noncurrent restricted cash consists of collateral reserve funds (“Reserves”). Reserves are held on deposit by the Company’s sponsor banks to secure potential merchant chargebacks or other similar losses or obligations.

Accounts Receivable

Accounts receivable represent amounts due from clients and payment processors for services rendered. The Company has an established process for aging, provisioning and writing-off its uncollectible accounts receivable. Within this process the Company aggregates accounts receivable to the pools of receivables of similar risk characteristics. The allowance for credit losses on accounts receivables is estimated based on how long a receivable has been outstanding (e.g., under 30 days, 30–60 days, etc.). For accounts receivable outstanding more than 90 days, the Company evaluates and assesses whether the loss reserve percentage requires adjustment for reasonable and supportable forecast of relevant economic factors. For the year ended December 31, 2024, the Company’s estimated credit losses on accounts receivable was $1.1 million. For the years ended 2023 and 2022, the Company’s estimated credit losses on accounts receivable was immaterial.

Concentration of Credit Risk

The Company is highly diversified, and no single client represents greater than 10% of the business on a volume or profit basis. The Company holds cash and cash equivalents with various major financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Earnings per Share

Basic earnings per share of Class A common stock is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

per share of Class A common stock is computed by dividing net income attributable to the Company, by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements, including the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested share-based awards, outstanding stock options, outstanding ESPP (“Employee Stock Purchase Program”) purchase rights and the Company’s convertible senior notes.

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

The Company evaluates the recoverability of property and equipment at least annually or whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. If the carrying amount of property and equipment is determined not to be recoverable, a write-down to fair value is recorded. No impairments were recognized for the years ended December 31, 2024, 2023 and 2022.

Intangible Assets

Intangible assets consist of internal-use software development costs, purchased software, channel relationships, client relationships, certain key personnel non-compete agreements, and trade names. The Company capitalizes internal-use software development costs when the Company has completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The Company is amortizing internal-use software development costs and purchased software on the straight‑line method over a three-year estimated useful life, a ten-year estimated useful life for channel and client relationships, and an estimated useful life for non-compete agreements equal to the term of the agreement. Trade names are determined to have an indefinite useful life. The Company evaluates the recoverability of intangible assets at least annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. No impairments were recognized during the year ended December 31, 2024. During the year ended December 31, 2023, the Company recognized an impairment of $0.1 million related to a trade name write-off of Media Payments, as the Company strategically phased out the trade name of the acquired business. During the year ended December 31, 2022, the Company recognized impairments of $8.1 million related to write-offs of certain trade names, as the Company strategically phased out the trade names of several acquired business, which included BillingTree, Kontrol and Payix.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

The Company determined that no impairment of goodwill existed for either the Consumer Payments or Business Payments segment as of the last testing date, December 31, 2024. Future impairment reviews may require write downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write downs occur.

Revenue

Repay provides integrated payment processing solutions to niche markets that have specific transaction processing needs; for example, personal loans, automotive loans, and receivables management. The Company contracts with its clients through contractual agreements that set forth the general terms and conditions of the service relationship, including rights of obligations of each party, line item pricing, payment terms and contract duration. Receivables are generally remitted directly from the sponsor bank within a short period of time, or are remitted based on customer invoices generally due 30 days from date of invoice. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

The Company currently incurs costs to obtain a contract through payments made to external referral partners. Commission payments are made to the external referral partner on a monthly basis based on a percentage of the profit on the contract, for as long as the client and the external referral partner have agreements with the Company. Any capitalized commission cost assets have an amortization period of one year or less, therefore the Company utilizes the practical expedient to expense commissions as incurred. Internal salesforce commissions are expensed as incurred.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Transaction Costs

The Company expenses all transaction costs associated with business combinations and dispositions as incurred and such expenses are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations. For the years ended December 31, 2024, 2023 and 2022, the Company incurred $0, $3.4 million and $13.7 million transaction costs, respectively.

Equity Units Awarded

The Repay Holdings Corporation 2019 Omnibus Incentive Plan (as amended, the “Incentive Plan”) provides for the grant of various equity-based incentive awards to employees, directors, consultants and advisors to the Company. The types of equity-based awards that may be granted under the Incentive Plan include: stock appreciation rights (“SARs”), performance stock units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based stock options (“PSOs”) and other stock-based awards. As of December 31, 2024, there were 7,586,699 shares of Class A common stock available for future issuance under the Incentive Plan.

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

The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values as of December 31, 2024 and 2023, because of the relatively short maturity dates on these instruments. See Note 6. Fair Value of Assets and Liabilities for further discussion.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

ROU assets for operating leases are periodically reduced by impairment losses. As of December 31, 2024, the Company has not encountered any impairment losses. The Company monitors for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in gain or loss in the Consolidated Statements of Operations.

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

Noncontrolling Interest

As of December 31, 2024, 2023, and 2022 the Company held an interest of 94.5%, 94.2%, and 92.0% in Hawk Parent, respectively. For the years ended December 31, 2024, 2023, and 2022, the noncontrolling interest in the net loss of subsidiaries was $0.2 million, $6.9 million, and $4.1 million, respectively.

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

Incurred But Not Reported (“IBNR”) Reserve

IBNR reserve includes the estimated liability related to the claims of the Company’s self-funded medical insurance policy for employees. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of IBNR claims using actuarial methods that are based on many variables,

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

including historical patterns of claims, cost trends, and other factors. As of both December 31, 2024 and 2023, the Company recognized $0.9 million of IBNR reserve recorded within Accrued expenses in the Consolidated Balance Sheets.

Recently Adopted Accounting Pronouncements

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

The Company adopted ASU 2023-07 as of December 31, 2024. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements. See Note 15. Segments for further discussion.

Recently Issued Accounting Pronouncements not yet Adopted

Income Taxes

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the effects of ASU 2023-09 on its Consolidated Financial Statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”). ASU 2024-03 requires an entity to disclose specified information about certain costs and expense in the notes to financial statements at each interim and annual reporting period. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently in the process of evaluating the effects of ASU 2024-03 on its Consolidated Financial Statements.

Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued Accounting Standards Update No. 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)” (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, with early adoption permitted for all entities that have adopted the amendments in Accounting Standards Update No. 2020-06. The Company is currently in the process of evaluating the effects of ASU 2024-04 on its Consolidated Financial Statements.

3. Revenue

Disaggregation of Revenue

The Company’s revenue is from two types of relationships: (i) direct relationships and (ii) indirect relationships. The following table presents the Company’s revenue disaggregated by segment and by the type of relationship for the years ended December 31, 2024, 2023, and 2022.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

	Year Ended December 31, 2024
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Direct relationships	$270,749	$52,068	$(20,847)	$301,970
Indirect relationships	10,217	855	—	11,072
Total Revenue	$280,966	$52,923	$(20,847)	$313,042

	Year Ended December 31, 2023
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Direct relationships	$263,564	$36,989	$(17,139)	$283,414
Indirect relationships	12,144	1,069	—	13,213
Total Revenue	$275,708	$38,058	$(17,139)	$296,627

	Year Ended December 31, 2022
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Direct relationships	$234,905	$41,610	$(11,564)	$264,951
Indirect relationships	13,286	990	—	14,276
Total Revenue	$248,191	$42,600	$(11,564)	$279,227
(1)
Represents revenue eliminations between business units within the Consumer Payments segment and eliminations of intersegment revenues for consolidation purpose.

When the Company’s right to consideration for performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount the Company has billed to the client is recognized as a contract asset. The contract asset balance was $1.7 million and $1.4 million as of December 31, 2024 and 2023, respectively, and is included within Prepaid expenses and other in the Consolidated Balance Sheets.
4. Earnings Per Share

During the years ended December 31, 2024 and 2023, basic and diluted net income (loss) per common share is the same since the inclusion of the assumed exchange of all Post-Merger Repay Units, unvested share-based awards, outstanding stock options, outstanding ESPP purchase rights and the Company’s convertible senior notes would have been anti-dilutive. During the year ended December 31, 2024, the aggregate principal amount of the 2029 Notes is not included in the computation of senior notes convertible into Class A Common Stock as the Company is required to settle such amount in cash. The Company may elect to settle the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted in cash, shares of the Company’s Class A common stock, or a combination of cash and shares. Because the average market price of the Company’s Class A common stock for the period was less than the conversion price, there are no incremental shares to be considered in the computation of senior notes convertible into Class A Common Stock.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

	Year Ended December 31,
($ in thousands, except per share data)	2024	2023	2022
Net income (loss) attributable to the Company	$(10,156)	$(110,490)	$12,836

Weighted average shares of Class A common stock outstanding - basic	89,915,137	90,048,638	88,792,453
Add weighted average effect of dilutive common stock equivalent shares:
Post-Merger Repay Units exchangeable for Class A common stock			7,892,176
Unvested share-based awards of Class A common stock			890,309
Outstanding ESPP purchase rights for Class A common stock			1,554
2026 Notes convertible into Class A common stock			13,095,238
Weighted average shares of Class A common stock outstanding - diluted	89,915,137	90,048,638	110,671,731

Income (loss) per share of Class A common stock outstanding - basic	$(0.11)	$(1.23)	$0.14
Income (loss) per share of Class A common stock outstanding - diluted	$(0.11)	$(1.23)	$0.12

For the years ended December 31, 2024 and 2023, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
Post-Merger Repay Units exchangeable for Class A common stock	5,379,543	5,844,095
Unvested share-based awards of Class A common stock	5,981,100	5,204,540
Outstanding stock options for Class A common stock	1,089,930	1,148,822
Outstanding ESPP purchase rights for Class A common stock	14,171	12,747
Senior notes convertible into Class A common stock	6,547,619	13,095,238
Share equivalents excluded from earnings (loss) per share	19,012,363	25,305,442

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

5. Business Dispositions

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$189,530	$—	$—	$189,530
Restricted cash	47,179	—	—	$47,179
Other assets	—	2,500	—	2,500
Total assets	$236,709	$2,500	$—	$239,209
Liabilities:
Borrowings	$—	$482,852	$—	$482,852
Tax receivable agreement	—	—	203,645	203,645
Total liabilities	$—	$482,852	$203,645	$686,497

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$118,096	$—	$—	$118,096
Restricted cash	26,049	—	—	$26,049
Other assets	—	2,500	—	2,500
Total assets	$144,145	$2,500	$—	$146,645
Liabilities:
Borrowings	$—	$375,650	—	375,650
Tax receivable agreement	—	—	188,911	188,911
Total liabilities	$—	$375,650	$188,911	$564,561

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

Borrowings

The revolving credit facility and convertible senior notes are measured at amortized cost, which the carrying value is unpaid principal net of unamortized debt discount and debt issuance costs (“DDIC”). The estimated fair value of the revolving credit facility approximates the unpaid principal because its interest rate approximates market interest rates. The estimated fair value of convertible senior notes is determined using the quoted prices from over-the-counter markets. The estimated fair value of the Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the market interest rates and quoted prices are generally observable and do not contain a high level of subjectivity. As of December 31, 2024 and 2023, the Company had $0 drawn against the revolving credit facility.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The following table provides the carrying value and estimated fair value of borrowings. See Note 10. Borrowings for further discussion.

	December 31, 2024
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
2026 Notes	$220,000	$(1,175)	$218,825	$206,133
2029 Notes	287,500	(7,550)	279,950	276,719
Revolving credit facility	—	(1,997)	(1,997)	—
Total borrowings	$507,500	$(10,722)	$496,778	$482,852

	December 31, 2023
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
2026 Notes	$440,000	$(4,603)	$435,397	$375,650
Revolving credit facility	—	(1,231)	(1,231)	—
Total borrowings	$440,000	$(5,834)	$434,166	$375,650

Tax Receivable Agreement

Upon the completion of the Business Combination, the Company entered into the TRA with holders of Post-Merger Repay Units. As a result of the TRA, the Company established a liability in its consolidated financial statements. The Company elected to measure TRA at fair value under ASC 825 Financial Instruments - Fair Value Option to better align its economic value with Company’s risk management strategies. The fair value of TRA is based on estimates of discounted future cash flows associated with the estimated payments to the Post-Merger Repay Unit holders. These inputs are not observable in the market; thus, the TRA is classified within Level 3 of the fair value hierarchy, under ASC 820. The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805.

The Company used a discount rate, also referred to as the Early Termination Rate, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 6.2% was applied to the forecasted TRA payments as of December 31, 2024, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance was adjusted by $14.7 million through exchanges, a payment, accretion expense and a valuation adjustment, related to a decrease in the income tax rate used to measure the TRA as of the Early Termination Date and a decrease in the discount rate, which was 7.10% as of December 31, 2023.

The following table provides a rollforward of the TRA related to the Business Combination and subsequent exchanges of Post-Merger Repay Units. See Note 14. Taxation for further discussion on the TRA.

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Balance at beginning of period	$188,911	$179,127	$245,828
Purchases	771	3,164	170
Payments	(580)	—	—
Accretion expense	13,585	12,362	7,806
Valuation adjustment	958	(5,742)	(74,677)
Balance at end of period	$203,645	$188,911	$179,127

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

7. Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
($ in thousands)	2024	2023
Furniture, fixtures, and office equipment	$3,603	$4,905
Computers	2,041	4,813
Leasehold improvements	678	663
Total	6,322	10,381
Less: Accumulated depreciation and amortization	3,939	7,248
Total property and equipment, net	$2,383	$3,133

Depreciation expense for property and equipment was $1.7 million, $2.4 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of December 31, 2024 and 2023, the indefinite-lived intangible assets consist of one trade name, arising from the acquisitions of Hawk Parent.

During the year ended December 31, 2024, the Company capitalized $44.1 million of software costs related to business operations and software integrations. In addition, the Company wrote-off fully amortized software costs and associated accumulated amortization of $151.7 million and fully amortized non-compete agreements and associated accumulated amortization of $4.4 million.

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

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$523,000	$242,458	$280,542	5.33
Channel relationships	29,885	7,904	21,981	7.36
Software costs	139,444	72,945	66,499	1.00
Non-compete agreements	180	168	12	0.34
Trade name	20,000	—	20,000	—
Balance as of December 31, 2024	$712,509	$323,475	$389,034	4.55

Client relationships	$523,850	$190,591	$333,259	6.32
Channel relationships	29,785	4,792	24,993	8.39
Software costs	246,996	178,323	68,673	0.83
Non-compete agreements	4,580	4,364	216	0.23
Trade name	20,000	—	20,000	—
Balance as of December 31, 2023	$825,211	$378,070	$447,141	4.68

The Company’s amortization expense for intangible assets was $102.0 million, $101.4 million and $105.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future
Year Ending December 31,	Amortization Expense
2025	$93,111
2026	78,233
2027	62,281
2028	55,167
2029	41,760
Thereafter	38,482

9. Goodwill

The Company’s reporting units for goodwill impairment evaluation purposes are the same as its reportable segments. The Company concluded that goodwill was not impaired for either the Consumer Payments or the Business Payments segment as of December 31, 2024. As of December 31, 2024 and 2023, accumulated impairment loss was $75.7 million for the Business Payments segment. As of December 31, 2022, there were no accumulated impairment losses for either the Consumer Payments or Business Payments segment.

The following table presents changes to goodwill by business segment, for the year ended December 31, 2023:

($ in thousands)	Consumer Payments	Business Payments	Total
Balance at December 31, 2022	$609,139	$218,674	$827,813
Dispositions	(35,270)	—	(35,270)
Impairments	—	(75,750)	(75,750)
Balance at December 31, 2023	$573,869	$142,924	$716,793

There were no changes in the carrying amount of goodwill for either the Consumer Payments or Business Payments segment during the year ended December 31, 2024.

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

On December 29, 2021, the Company increased its existing senior secured credit facilities by $60.0 million to a $185.0 million revolving credit facility pursuant to an amendment to the Amended Credit Agreement. The Company was in compliance with its restrictive covenants under the Amended Credit Agreement at December 31, 2024.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Second Amended Credit Agreement

On July 10, 2024, the Company entered into a Second Amended and Restated Revolving Credit Agreement (the “Second Amended Credit Agreement”) with certain financial institutions, as lenders, and Truist Bank, as administrative agent. The Second Amended Credit Agreement amends and restates the Amended Credit Agreement. The Second Amended Credit Agreement establishes a $250.0 million senior secured revolving credit facility. The borrowings accrue interest at either base rate plus a margin of 0.75% to 1.75% or at an adjusted SOFR rate plus a margin of 1.75% to 2.75%, in each case depending on the total net leverage ratio, as defined in the Second Amended Credit Agreement. The unused commitment fees accrue at 0.25% on the daily amount of unused commitment. This facility matures on the earlier of (a) July 10, 2029, (b) the date that is 91 days prior to the maturity date of the 2026 Notes (defined below) (subject to certain exceptions for adequate liquidity) and (c) the date that is 91 days prior to the maturity date of the 2029 Notes (defined below) (subject to certain exceptions for adequate liquidity). The maturity date may be extended, subject to certain terms and conditions.

As of December 31, 2024, the Company had $0 drawn against the revolving credit facility. The Company paid $0.6 million and $0.5 million in fees related to unused commitments for the years ended December 31, 2024 and 2023, respectively.

Convertible Senior Notes

On January 19, 2021, the Company issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement. The initial conversion rate of the 2026 Notes was 29.7619 shares of Class A common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of approximately $33.60 per share of Class A common stock). Upon conversion of the 2026 Notes, the Company may choose to pay or deliver cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed. Subject to Nasdaq requirements, the Company controls the conversion rights prior to November 3, 2025, unless a fundamental change or an event of default occurs. On July 8, 2024, the Company repurchased $220.0 million in aggregate principal amount of the 2026 Notes at a discount based on the quoted prices from over-the-counter markets, with a cash payment of $205.2 million. The repurchase of the 2026 Notes resulted in a gain of $13.1 million, net of a write-off of debt issuance costs relating to the repurchased principal during the year ended December 31, 2024 and was recorded within Gain on debt extinguishment in the Company’s Condensed Consolidated Statements of Operations.

On July 8, 2024, the Company issued $287.5 million aggregate principal amount of 2.875% Convertible Senior Notes due 2029 (the “2029 Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. $27.5 million aggregate principal amount of the 2029 Notes were sold in connection with the full exercise of the initial purchasers’ option to purchase such additional 2029 Notes offering pursuant to the purchase agreement. The net proceeds of the 2029 Notes were $279.2 million after fees and expenses incurred. The 2029 Notes bear interest at a fixed rate of 2.875% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2025. The initial conversion rate of the 2029 Notes was 76.8182 of the Class A common stock per $1,000 principal amount of the 2029 Notes (equivalent to an initial conversion price of approximately $13.02 per share of Class A common stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. Prior to April 15, 2029, the 2029 Notes are convertible at the option of the holders, only under certain circumstances, into cash up to the aggregate principal amount of the 2029 Notes to be converted and cash, shares of the Company’s Class A common stock, or a combination of cash and shares, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted. On or after April 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert the 2029 Notes at any time, regardless of the foregoing circumstances. The 2029 Notes will mature on July 15, 2029, unless earlier repurchased, redeemed, or converted in accordance with their terms.

On July 8, 2024, in connection with the issuance of the 2029 Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers or their respective affiliates and certain other financial institutions. The Company used approximately $39.2 million of the net proceeds from the 2029 Notes to pay the cost of the capped call transactions. The capped call transactions are expected generally to reduce the potential dilution to the Class A common stock upon any conversion of the 2029 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted the 2029 Notes. The capped call had an initial strike price of $13.02 per share and a cap price of $20.42 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $39.2 million incurred in connection with the capped call transactions was reflected as a reduction to Additional paid-in-capital in Company’s Consolidated Balance Sheets at December 31, 2024, net of applicable income taxes.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

During the year ended December 31, 2024, the conversion contingencies of the convertible senior notes were not met, and the conversion terms of the 2026 Notes and 2029 Notes were not significantly changed. The Company’s interest expense on the convertible senior notes was $4.0 million and $0 for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes the total borrowings under the credit agreements and convertible senior notes:

($ in thousands)	December 31, 2024	December 31, 2023
Non-current indebtedness:
Convertible senior notes:
2026 Notes	$220,000	$440,000
2029 Notes	287,500	—
Total borrowings	507,500	440,000
Less: Long-term loan debt issuance cost (1)	10,722	5,834
Total non-current borrowings	$496,778	$434,166

(1)
The Company incurred $3.0 million, $2.8 million and $2.8 million of interest expense for the amortization of deferred debt issuance costs for the years ended December 31, 2024, 2023 and 2022, respectively.

Following is a summary of principal maturities of borrowings outstanding as of December 31, 2024 for each of the next five years ending December 31 and in the aggregate:

($ in thousands)
2025	$—
2026	220,000
2027	—
2028	—
2029	287,500
$507,500

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

During the year ended December 31, 2024 and 2023, the Company recognized sublease income of $0.3 million and $0.1 million, respectively, within Other (loss) income in the Company’s Consolidated Statements of Operations.

The components of lease costs are presented in the following table:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Components of total lease costs:
Operating lease costs	$1,985	$2,378	$2,678
Short-term lease costs	24	30	52
Total lease costs	$2,009	$2,408	$2,730

Amounts reported in the Consolidated Balance Sheets were as follows:

($ in thousands)	December 31, 2024	December 31, 2023
Operating Leases:
Right-of-use assets	$11,142	$8,023
Lease liability, current	1,230	1,629
Lease liability, long-term	10,507	7,247
Total lease liabilities	$11,737	$8,876

Weighted-average remaining lease term (in years)	5.6	4.3
Weighted-average discount rate (annualized)	6.2%	5.8%

Other information related to leases are as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,266	$2,312	$2,592
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	6,262	—	2,511

The following table presents a maturity analysis of the Company’s operating leases liabilities as of December 31, 2024:

($ in thousands)
2025	$1,915
2026	2,320
2027	2,028
2028	1,867
2029	1,674
Thereafter	5,039
Total undiscounted lease payments	14,843
Less: Imputed interest	3,106
Total lease liabilities	$11,737

12. Related Party Transactions

The Company incurred transaction costs on behalf of related parties of $0, $5.4 million and $10.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. These costs consist of retention bonuses and other compensation to employees, associated with the costs resulting from the integration of new businesses.

The Company held TRA payables for related parties of $27.5 million and $25.4 million as of December 31, 2024 and 2023, respectively. These amounts were owed to holders of the Post-Merger Repay Units.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

13. Share Based Compensation

Omnibus Incentive Plan

In connection with the Business Combination, Thunder Bridge shareholders considered and approved the Incentive Plan which resulted in the reservation of 7,326,728 shares of common stock for issuance thereunder. The Incentive Plan became effective immediately upon the closing of the Business Combination. On June 8, 2022, the Company’s shareholders approved an amendment and restatement of the Incentive Plan, which, among other modifications, increased the number of shares available for awards by 6,500,000. On May 30, 2024, the Company’s shareholders approved an amendment and restatement of the Incentive Plan, which, among other modifications, increased the number of shares available for awards by 8,400,000, so that the total reserved shares for issuance under the Incentive Plan is 22,226,728.

Under this plan, the Company currently has four types of share-based compensation awards outstanding: PSUs, RSAs, RSUs and PSOs.

The following table summarized share-based compensation expense and the related income tax benefit recognized for the Company’s share-based compensation awards:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Share-based compensation expense	$24.4	$22.2	$20.3
Income tax benefit	2.7	1.7	2.1

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

Activity for RSAs for the year ended December 31, 2024 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	3,550,365	$9.26
Granted	1,930,826	8.01
Forfeited (1)	636,492	9.61
Vested	859,602	10.58
Unvested at December 31, 2024	3,985,097	8.31

Activity for RSUs for the year ended December 31, 2024 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	171,384	$7.41
Granted	130,923	9.70
Forfeited	—	—
Vested	171,384	7.41
Unvested at December 31, 2024	130,923	9.70
(1)
The forfeited shares include shares forfeited as a result of employee terminations and shares withheld to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards under the Incentive Plan during the year ended December 31, 2024; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

PSUs

The Company has two types of PSU grant agreements, with one vesting based on relative total stock return (“TSR PSUs”) and one vesting based on adjusted EBITDA growth (“EBITDA PSUs”). TSR PSUs are based on a performance condition, such that the Company’s total shareholder return relative to a comparator group for the applicable performance period determines the number of shares (if any) that is ultimately issued upon vesting. The grant date fair value of TSR PSUs is estimated using the Monte Carlo simulation. Compensation expense of TSR PSUs is recognized on a straight-line basis over the applicable performance period. The performance and service period for TSR PSUs is three years. EBITDA PSUs are based on a performance condition, such that the growth of the Company’s adjusted EBITDA during each fiscal year within the applicable performance period determines the number of shares (if any) that is ultimately issued upon vesting. The grant date fair value of EBITDA PSUs is based on the quoted market value of the Company’s Class A common stock on the grant date. As the Company determines that the performance condition associated with EBITDA PSUs is probable, the attributable compensation expense is recognized on a straight-line basis over the applicable performance period. If, in the future, it is determined that achieving the performance condition related to EBITDA PSUs is improbable, the Company would reverse any compensation expense recognized to date associated with EBITDA PSUs. The performance and service period for EBITDA PSUs is three years.

Activity for PSUs for the year ended December 31, 2024 was as follows:

	Class A Common Stock (1)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	1,482,791	$10.88
Granted	762,583	13.03
Forfeited	233,487	16.72
Vested	146,807	16.72
Unvested at December 31, 2024	1,865,080	10.57
(1)
Represent shares to be paid out at 100% target level.

The weighted average grant date fair value of TSR PSUs granted during the year ended December 31, 2024 and 2023 was $16.36 and $8.87, respectively. Fair value was estimated on the date of grant using Monte Carlo simulation with the following weighted average assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.76%	3.67%
Expected volatility	60.77%	58.25%
Correlation coefficients	0.58	0.51
Dividend yield	0%	0%
Expected term (in years)	2.6	2.8

The risk-free interest rate was based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the contractual term of three years. The assumption on expected volatility was based on the average of historical peer group volatilities using daily prices. Correlation coefficients are calculated between the index and the peer group using the same daily stock prices that are used for the expected volatility assumptions. The dividend yield assumption was determined as 0% since the Company pays no dividends. Expected term was based on the time period from the grant date to the end of the performance period.

For PSUs, RSAs, and RSUs vested during the year ended December 31, 2024, the total fair value, based upon the Company’s Class A common stock price at the date vested, was $14.8 million. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $25.6 million as of December 31, 2024, which is expected to be recognized as expense over the weighted-average period of 1.76 years.

Stock Options

Stock options are granted with an exercise price equal to the market value of the Company’s common stock on the grant date and have a term of seven years. Stock options vest in three tranches, and each tranche may vest upon the later of (i)

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

the date that the market value of the Company’s common stock for a period of twenty consecutive trading days exceeds a stock price goal and (ii) the corresponding time based service requirement.

Activity for PSOs for the year ended December 31, 2024 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,148,822	$6.13	7.0	$2,768,661
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	58,892	6.13	7.0	113,374
Outstanding at December 31, 2024	1,089,930	$6.13	7.0	$1,634,895

Options vested and exercisable at December 31, 2024	294,462	$6.13	7.0	$441,693

The Company recognized compensation expense for PSOs of $1.1 million during the year ended December 31, 2024. Unrecognized compensation expense related to outstanding PSOs was $0.5 million at December 31, 2024, which is expected to be recognized as expense over the weighted-average period of 1.0 year. During the year ended December 31, 2024, cash received from exercise of PSOs was $0.4 million, and $0.0 million of tax benefit was recognized from PSOs exercise.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The components of loss before income taxes are as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Domestic	$(13,146)	$(121,593)	$13,305
Foreign	2,226	2,058	1,610
Income (loss) before income tax expense (benefit)	$(10,920)	$(119,535)	$14,915

The Company recorded a provision for income tax as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Current expense
Federal	$872	$591	$1,300
State	570	332	263
Foreign	473	556	419
Total current expense	$1,915	$1,479	$1,982
Deferred expense (benefit)
Federal	$(2,774)	$(1,858)	$1,421
State	284	(1,736)	2,755
Foreign	—	—	16
Total deferred expense (benefit)	(2,490)	(3,594)	4,192
Income tax expense (benefit)	$(575)	$(2,115)	$6,174

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2024	2023	2022
Federal income tax expense	21.0%	21.0%	21.0%
State taxes, net of federal benefit	10.2%	0.1%	0.8%
Income attributable to noncontrolling interest	(0.4%)	(1.3%)	5.8%
Excess tax shortfall related to share-based compensation	(13.0%)	(1.9%)	5.6%
Business disposition	0.0%	(6.2%)	0.0%
Goodwill impairment	0.0%	(12.3%)	0.0%
Change in fair value of contingent consideration	0.0%	0.0%	(4.0%)
Foreign rate differential	(2.1%)	(0.3%)	1.4%
R&D credit - Federal	8.0%	1.1%	(4.8%)
Provision to return - Federal	0.9%	0.5%	(3.8%)
State rate change impact on deferred taxes	(17.4%)	1.2%	19.0%
Other, net	(1.9%)	(0.1%)	0.5%
Effective tax rate	5.3%	1.8%	41.4%

The Company’s effective tax rate was 5.3%, 1.8% and 41.4% for the years ended December 31, 2024, 2023 and 2022, respectively. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate of 21% was primarily influenced by the fact that the Company is not liable for the income taxes on the portion of Hawk Parent’s earnings that are attributable to noncontrolling interests, the calculation of the Federal and state research and development credit and its impact on income taxes and the excess tax shortfall related to share-based compensation. Further, the comparison is reflective of the effect of remeasuring net deferred tax assets for state tax rate changes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Details of the Company’s deferred tax assets and liabilities are as follows:

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

($ in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets
Tax Credits	$5,653	$4,720
Acquisition Costs	257	289
Federal Net Operating Losses	26,761	26,988
State Net Operating Losses	6,624	5,604
Tax Integrated Capped Call	8,954	—
Other Assets	(41)	(12)
Partnership basis tax differences	131,598	134,422
Total deferred tax asset	179,806	172,011
Valuation allowance	(8,734)	(11,924)
Total deferred tax asset, net of valuation allowance	171,072	160,087
Deferred tax liabilities
Other intangibles - Payix	(3,023)	(4,679)
Other liabilities	(4,766)	(8,536)
Total deferred tax liabilities	(7,789)	(13,215)
Net deferred tax assets	$163,283	$146,872

As a result of the finalization of 2023 income tax returns, Post-Merger Repay Unit exchanges during the year ended December 31, 2024, and estimates of current year activity, the Company recognized a reduction of the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) in the amount of $3.2 million, compared to a reduction of $3.8 million during the year ended December 31, 2023, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions, a ceiling rule limitation arising under Internal Revenue Code (the “Code”) sec. 704(c). As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized as of December 31, 2024. As such, a 100% valuation allowance was recognized.

As of December 31, 2024, the Company had net tax effected federal and state (net of federal benefit) net operating losses (“NOLs”) of $33.4 million, of which approximately $29.3 million have an indefinite life. NOLs of approximately $4.0 million and $0.1 million will begin to expire in 2034 and 2028, respectively. As of December 31, 2024, the Company had federal and state research tax credit carryforwards of $3.8 million and $1.3 million, respectively, which will begin to expire in 2039 and 2032, respectively. As of December 31, 2024, the Company had a federal foreign tax credit carryforward of $0.5 million. The Company believes as of December 31, 2024, based on the weight of all positive and negative evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the NOLs and tax credits and, as such, no valuation allowance was recorded.

The Company is no longer subject to U.S. Federal, state, or local examinations by tax authorities for years prior to 2020. No uncertain tax positions existed as of December 31, 2024.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

than the Company are assignable. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of December 31, 2024, the Company had a liability of $203.6 million related to the fair value of its projected obligations under the TRA, which is captioned as the tax receivable agreement liability in the Company’s Consolidated Balance Sheets. The increase of $14.7 million in the TRA liability for the year ended December 31, 2024, was primarily a result of the decrease in the Early Termination Rate, subsequent exchanges of Post-Merger Repay Units occurring during the period, and accretion, partially offset by a decrease in the tax rate and a payment of the current portion of the TRA liability, as reported at December 31, 2023, over the same period.

15. Segments

The Company organizes its business structure around two operating segments based on review of discrete financial results for each of the operating segments by the Company’s chief operating decision maker (“CODM”), for performance assessment and resource allocation purposes. Each of the Company’s operating segments represents a reportable segment based on ASC 280, Segment Reporting. The Company’s two reportable segments are as follows: (1) Consumer Payments and (2) Business Payments. The Company’s CODM is the Chief Executive Officer. For both segments, the CODM uses the segment gross profit to allocate resources (including employees, property, and financial or capital resources) and assess performance of each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for the gross profit measure when making decisions about allocating capital and personnel to the segments.

The following table presents revenue, cost of services and gross profit for each reportable segment.

	Year Ended December 31,
($ in thousand)	2024	2023	2022
Revenue
Consumer Payments	$280,966	$275,708	$248,191
Business Payments	52,923	38,058	42,600
Elimination of intersegment revenues (1)	(20,847)	(17,139)	(11,564)
Total revenue	$313,042	$296,627	$279,227
Cost of services (exclusive of depreciation and amortization)
Consumer Payments	$57,859	$59,612	$52,649
Business Payments	13,777	10,091	12,177
Total cost of services (exclusive of depreciation and amortization)	$71,636	$69,703	$64,826
Gross profit (2)
Consumer Payments	$223,107	$216,096	$195,542
Business Payments	39,146	27,967	30,423
Elimination of intersegment revenues	(20,847)	(17,139)	(11,564)
Total gross profit	$241,406	$226,924	$214,401

Total other operating expenses (3)	$249,176	$338,337	$261,602
Total other income (expense)	(3,150)	(8,122)	62,116
Income (loss) before income tax benefit (expense)	(10,920)	(119,535)	14,915
Income tax benefit (expense)	575	2,115	(6,174)
Net income (loss)	$(10,345)	$(117,420)	$8,741
(1)
Represents revenue eliminations between business units within the Consumer Payments segment and eliminations of intersegment revenues for consolidation purpose.
(2)
Represents revenue less costs of services (exclusive of depreciation and amortization).
(3)
Represents total operating expenses less costs of services (exclusive of depreciation and amortization).

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of December 31, 2024. The CODM reporting package does not include interest income (expense), net, depreciation and amortization, income tax benefit (expense) and discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.

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

Our management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2024, an amendment to this Form 10-K or a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act relating to the Company’s annual meeting of stockholders to be held in 2025 (as applicable, the “Part III Filing”). Such information will be set forth in such Part III Filing and is incorporated herein by reference.

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

We have adopted an Insider Trading Policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and our directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be included by Item 11 of the Form 10-K will be included in our Part III Filing and such information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be included by Item 12 of the Form 10-K will be included in our Part III Filing and such information is incorporated by reference herein.

Equity Compensation Plan Information Table

The following table provides information about the common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plan as of December 31, 2024:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)	3,908,862	(2)	$6.13	(3)	10,421,379	(4)
Equity Compensation Plans Not Approved by Shareholders	—		—		—
Total	3,908,862				10,421,379
(1)
Reflects the following equity compensation plans: (A) the Incentive Plan and (B) the Repay Holdings Corporation 2021 Employee Stock Purchase Plan (the “ESPP”).

(2)
As of December 31, 2024, the following equity awards were outstanding under the Incentive Plan: 795,468 unvested and 294,462 vested but unexercised PSOs, 2,245,374 unvested PSUs, 130,923 unvested and 442,635 vested but unreleased restricted stock units. The PSU share numbers are based on the “target” payout level of our outstanding unearned PSUs. No amounts are included for outstanding purchase rights under the ESPP.
(3)
The exercise price of $6.13 per share of Class A common stock only applies to unvested PSOs.
(4)
As of December 31, 2024, 9,832,073 shares of our Class A common stock were available for awards under the Current Plan. This number is based on the “target” payout level of our outstanding unearned PSUs. Taking into account the maximum potential payout level of our outstanding unearned PSUs, then, as of December 31, 2024, 7,586,699 shares of our Class A common stock were available for awards under our Incentive Plan. On February 12, 2025, the Compensation Committee determined that the TSR performance thresholds were partially met for the 2022 PSUs. As a result, 217,174 shares vested and 163,120 shares were forfeited. As of December 31, 2024, 589,306 shares of our Class A common stock were available for issuance pursuant to rights granted under the ESPP.

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

3.1	Certificate of Corporate Domestication of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).
3.2	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).
3.3	Amendment to the Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2022).
3.4	Second Amended and Restated Bylaws of Repay Holdings Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 8, 2024).
4.1

Indenture, dated as of January 19, 2021, by and between Repay Holdings Corporation and U.S. Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-38531) filed with the SEC on January 19, 2021).

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 ASR (File No. 333-266158) filed with the SEC on July 15, 2022).
4.3

Indenture, dated July 8, 2024, by and between Repay Holdings Corporation and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-38531) filed with the SEC on July 8, 2024).

4.4	Form of 2.875% Convertible Senior Note due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-38531) filed with the SEC on July 8, 2024).
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

10.8

Second Amended and Restated Revolving Credit Agreement, dated July 10, 2024, by and among Repay Holdings Corporation, Hawk Parent Holdings LLC, Truist Bank, as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No.001-38531), filed with the SEC on July 11, 2024).

10.9	Form of Base Capped Call Confirmation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No.001-38531), filed with the SEC on July 08, 2024).
10.10	Form of Additional Capped Call Confirmation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No.001-38531), filed with the SEC on July 08, 2024).
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

10.14+

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

10.29+

Repay Holdings Corporation Form of Restricted Stock Unit Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on November 14, 2019).

10.30+

Repay Holdings Corporation Summary of Non-Employee Director Compensation, as of April 1, 2022 (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K (File No. 001- 38531) filed on March 01, 2022).

10.31+

Repay Holdings Corporation Form of Restricted Stock Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531) filed with the SEC on March 17, 2020).

10.32+

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

10.34+

Form of Restricted Stock Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001- 38531) filed on March 23, 2023).

10.35+

Form of Performance-Based Restricted Stock Units Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001- 38531) filed on March 23, 2023).

10.36+

Form of Performance-Based Non-Qualified Stock Option Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001- 38531) filed on March 23, 2023).

10.37+

Form of Performance-Based Restricted Stock Units Award Agreement (Adjusted EBITDA) between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.39 of the Company’s Form 10-K (File No. 001- 38531) filed on February 29, 2024).

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the registrant
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K (File No. 001- 38531) filed on February 29, 2023).

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

Repay Holdings Corporation

March 3, 2025	By:	/s/ John Morris
John Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities as of March 3, 2025.

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