Form 10-Q
period 2025-03-31
Repay Holdings Corp
filed 2025-05-12
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, there are 94,149,909 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding (which number includes 4,928,694 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of May 7, 2025, the holders of such outstanding shares of Class V common stock also hold 5,289,543 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended March 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, anticipated benefits from our recent acquisitions, expected demand on our product offerings, including further implementation of electronic payment options and statements regarding our market and growth opportunities, and our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to: exposure to economic conditions and political risk affecting the consumer loan market, the receivables management industry and consumer and commercial spending, including bank failures or other adverse events affecting financial institutions, inflationary pressures, evolving U.S. trade policies, general economic slowdown or recession; changes in the payment processing market in which we compete, including with respect to its competitive landscape, technology evolution or regulatory changes; changes in the vertical markets that we target, including the regulatory environment applicable to our clients; the ability to retain, develop and hire key personnel; risks relating to our relationships within the payment ecosystem; risk that we may not be able to execute our growth strategies, including identifying and executing acquisitions; risks relating to data security; changes in accounting policies applicable to us; the risk that we may not be able to maintain effective internal controls; and those risks described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

($ in thousands)	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$165,466	$189,530
Current restricted cash	31,184	35,654
Accounts receivable	36,831	32,950
Prepaid expenses and other	16,646	17,114
Total current assets	250,127	275,248

Property, plant and equipment, net	1,778	2,383
Noncurrent restricted cash	12,541	11,525
Intangible assets, net	374,615	389,034
Goodwill	716,793	716,793
Operating lease right-of-use assets, net	10,713	11,142
Deferred tax assets	163,846	163,283
Other assets	4,979	2,500
Total noncurrent assets	1,285,265	1,296,660
Total assets	$1,535,392	$1,571,908

Liabilities
Accounts payable	$24,136	$28,912
Accrued expenses	41,573	55,501
Current operating lease liabilities	1,266	1,230
Current tax receivable agreement ($0 and $2,413 held for related parties as of March 31, 2025 and December 31, 2024, respectively)	—	16,337
Other current liabilities	457	267
Total current liabilities	67,432	102,247

Long-term debt	497,588	496,778
Noncurrent operating lease liabilities	10,043	10,507
Tax receivable agreement, net of current portion ($25,518 and $25,134 held for related parties as of March 31, 2025 and December 31, 2024, respectively)	190,441	187,308
Other liabilities	2,690	1,899
Total noncurrent liabilities	700,762	696,492
Total liabilities	$768,194	$798,739

Commitments and contingencies (Note 9)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized; 94,565,875 issued and 89,073,142 outstanding as of March 31, 2025; 93,732,227 issued and 88,239,494 outstanding as of December 31, 2024	9	9
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Treasury stock, 5,492,733 as of March 31, 2025 and December 31, 2024	(53,782)	(53,782)
Additional paid-in capital	1,151,265	1,148,871
Accumulated deficit	(341,773)	(333,826)
Total Repay stockholders' equity	$755,719	$761,272
Non-controlling interests	11,479	11,897
Total equity	$767,198	$773,169
Total liabilities and equity	$1,535,392	$1,571,908

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2025	2024
Revenue	$77,325	$80,720
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	18,664	19,175
Selling, general and administrative	36,987	37,021
Depreciation and amortization	25,294	27,028
Total operating expenses	80,945	83,224
Loss from operations	(3,620)	(2,504)
Other income (expense)
Interest income	1,356	1,292
Interest expense	(3,107)	(912)
Change in fair value of tax receivable liability	(3,022)	(2,913)
Other income (loss), net	(227)	(26)
Total other income (expense)	(5,000)	(2,559)
Loss before income tax (expense) benefit	(8,620)	(5,063)
Income tax benefit (expense)	452	(302)
Net loss	$(8,168)	$(5,365)
Less: Net loss attributable to non-controlling interests	(221)	(153)
Net loss attributable to the Company	$(7,947)	$(5,212)

Loss per Class A share attributable to the Company:
Basic and diluted	$(0.09)	$(0.06)
Weighted-average shares outstanding:
Basic and diluted	89,005,725	91,218,208

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at December 31, 2023	90,803,984	$9	100	$-	$1,151,324	$(12,528)	$(323,670)	$15,653	$830,788
Release of share awards vested under Incentive Plan	935,184	-		-	-	-	-	-	-
Tax withholding related to shares vesting under Incentive Plan	(245,376)	-		-	(2,412)	-	-	5	(2,407)
Stock-based compensation	-	-		-	6,303	-	-	(21)	6,282
Net loss	-	-		-	-	-	(5,212)	(153)	(5,365)
Balance at March 31, 2024	91,493,792	$9	100	$-	$1,155,215	$(12,528)	$(328,882)	$15,484	$829,298

Balance at December 31, 2024	88,239,494	$9	100	$-	$1,148,871	$(53,782)	$(333,826)	$11,897	$773,169
Exchange of Post-Merger Repay Units	90,000	-		-	197	-	-	(197)	-
Release of share awards vested under Incentive Plan	1,138,384	-		-	-	-	-	-	-
Tax withholding related to shares vesting under Incentive Plan	(394,736)	-		-	(3,164)	-	-	17	(3,147)
Stock-based compensation	-	-		-	5,361	-	-	(17)	5,344
Net loss	-	-		-	-	-	(7,947)	(221)	(8,168)
Balance at March 31, 2025	89,073,142	$9	100	$-	$1,151,265	$(53,782)	$(341,773)	$11,479	$767,198

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(8,168)	$(5,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,294	27,028
Stock based compensation	5,344	6,282
Amortization of debt issuance costs	810	712
Other loss	267	—
Fair value change in tax receivable agreement liability	3,022	2,913
Deferred tax expense	(452)	302
Change in accounts receivable	(3,881)	(3,967)
Change in prepaid expenses and other	468	(520)
Change in operating lease ROU assets	429	2,084
Change in other assets	(2,479)	—
Change in accounts payable	(4,776)	1,679
Change in accrued expenses and other	(13,928)	(4,982)
Change in operating lease liabilities	(428)	(2,201)
Change in other liabilities	981	836
Net cash provided by operating activities	2,503	24,801
Cash flows from investing activities
Purchases of property and equipment	(146)	(87)
Capitalized software development costs	(10,391)	(11,042)
Net cash used in investing activities	(10,537)	(11,129)
Cash flows from financing activities
Payments for tax withholding related to shares vesting under Incentive Plan	(3,147)	(2,407)
Payment of Tax Receivable Agreement (“TRA”)	(16,337)	(580)
Net cash used in financing activities	(19,484)	(2,987)
(Decrease) increase in cash, cash equivalents and restricted cash	(27,518)	10,685
Cash, cash equivalents and restricted cash at beginning of period	$236,709	$144,145
Cash, cash equivalents and restricted cash at end of period	$209,191	$154,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,525	$200
Income taxes (net of refunds received)	$(25)	$4

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

The Company is headquartered in Atlanta, Georgia.

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and accompanying notes, which are included in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”). ASU 2024-03 requires an entity to disclose specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently in the process of evaluating the effects of ASU 2024-03 on its Consolidated Financial Statements.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2025
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$69,254	$10,777	$(5,605)	$74,426
Indirect relationships	2,688	211	—	2,899
Total Revenue	$71,942	$10,988	$(5,605)	$77,325

	Three Months Ended March 31, 2024
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$73,311	$9,471	$(5,093)	$77,689
Indirect relationships	2,825	206	—	3,031
Total Revenue	$76,136	$9,677	$(5,093)	$80,720

When the Company’s right to consideration for performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount the Company has billed to the client is recognized as a contract asset. The contract asset balance was $2.0 million and $1.7 million as of March 31, 2025 and December 31, 2024, respectively, and is included within Prepaid expenses and other in the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2025, the Company recorded deferred commissions of $2.5 million within Other assets in the Condensed Consolidated Balance Sheets. The amortization of deferred commissions is recorded within Selling, general and administrative in the Condensed Consolidated Statements of Operations.

4. Earnings Per Share

During the three months ended March 31, 2025 and 2024, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested share-based awards, outstanding stock options, outstanding employee stock purchase plan (“ESPP”) purchase rights and the Company’s convertible senior notes would have been anti-dilutive. During the three months ended March 31, 2025, the aggregate principal amount of the 2029 Notes is not included in the computation of senior notes convertible into Class A Common Stock as the Company is required to settle such amount in cash. The Company may elect to settle the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted in cash, shares of the Company’s Class A common stock, or a combination of cash and shares. Because the average market price of the Company’s Class A common stock for the period was less than the conversion price, there are no incremental shares to be considered in the computation of senior notes convertible into Class A Common Stock.

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

	Three Months Ended March 31,
($ in thousands, except per share data)	2025	2024
Net income (loss) attributable to the Company	$(7,947)	$(5,212)

Weighted average shares of Class A common stock outstanding - basic and diluted	89,005,725	91,218,208

Income (loss) per share of Class A common stock outstanding - basic and diluted	$(0.09)	$(0.06)

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Post-Merger Repay Units exchangeable for Class A common stock	5,289,543	5,844,095
Unvested share-based awards of Class A common stock	8,139,014	6,072,126
Outstanding stock options for Class A common stock	1,089,930	1,148,822
Outstanding ESPP purchase rights for Class A common stock	53,884	25,580
Senior notes convertible into Class A common stock	6,547,619	13,095,238
Share equivalents excluded from loss per share	21,119,990	26,185,861

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

	March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$165,466	$—	$—	$165,466
Restricted cash	43,725	—	—	43,725
Other assets	—	2,500	—	2,500
Total assets	$209,191	$2,500	$—	$211,691
Liabilities:
Borrowings	$—	$456,189	$—	$456,189
Tax receivable agreement	—	—	190,441	190,441
Total liabilities	$—	$456,189	$190,441	$646,630

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$189,530	$—	$—	$189,530
Restricted cash	47,179	—	—	47,179
Other assets	—	2,500	—	2,500
Total assets	$236,709	$2,500	$—	$239,209
Liabilities:
Borrowings	$—	$482,852	$—	$482,852
Tax receivable agreement	—	—	203,645	203,645
Total liabilities	$—	$482,852	$203,645	$686,497

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

Other assets

Other assets contain a minority equity investment in a privately-held company. The Company elected a measurement alternative for measuring this investment under ASC 321, Investments – Equity Securities, in which the carrying amount is adjusted based on any observable price changes in orderly transactions. The investment is classified as Level 2 as observable adjustments to value are infrequent and occur in an inactive market.

Borrowings

The revolving credit facility and convertible senior notes are measured at amortized cost, which the carrying value is unpaid principal net of unamortized debt discount and debt issuance costs (“DDIC”). The estimated fair value of the revolving credit facility approximates the unpaid principal because its interest rate approximates market interest rates. The estimated fair value of convertible senior notes is determined using the quoted prices from over-the-counter markets. The estimated fair value of the Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the market interest rates and quoted prices are generally observable and do not contain a high level of subjectivity. As of March 31, 2025 and December 31, 2024, the Company had $0 drawn against the revolving credit facility.

The following table provides the carrying value and estimated fair value of borrowings. See Note 8. Borrowings for further discussion on borrowings.

	March 31, 2025
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
2026 Notes	$220,000	$(893)	$219,107	$209,660
2029 Notes	287,500	(7,132)	280,368	246,529
Revolving credit facility	—	(1,887)	(1,887)	—
Total borrowings	$507,500	$(9,912)	$497,588	$456,189

	December 31, 2024
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
2026 Notes	$220,000	$(1,175)	$218,825	$206,133
2029 Notes	287,500	(7,550)	279,950	276,719
Revolving credit facility	—	(1,997)	(1,997)	—
Total borrowings	$507,500	$(10,722)	$496,778	$482,852

Tax Receivable Agreement

Upon the completion of the Business Combination, the Company entered into the TRA with holders of Post-Merger Repay Units. As a result of the TRA, the Company established a liability in its consolidated financial statements. The Company elected to measure TRA at fair value under ASC 825, Financial Instruments - Fair Value Option, to better align its economic value with the Company’s risk management strategies. The fair value of TRA is based on estimates of discounted future cash flows associated with the estimated payments to the Post-Merger Repay Unit holders. These inputs are not observable in the market; thus, the TRA is classified within Level 3 of the fair value hierarchy, under ASC 820. The change in fair value is re-measured at each reporting period with the change in fair value being recognized in accordance with ASC 805, Business Combinations, which is recorded within Change in fair value of tax receivable liability in the Company’s Condensed Consolidated Statements of Operations.

The Company used a discount rate, also referred to as the Early Termination Rate, as defined in the TRA, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 6.13% was applied to

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

the forecasted TRA payments at March 31, 2025, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. During the three months ended March 31, 2025, the TRA balance was adjusted by $13.2 million through an exchange, a payment, accretion expense and a valuation adjustment, related to a decrease in the discount rate, which was 6.21% as of December 31, 2024.

The following table provides a rollforward of the TRA related to the acquisition and exchanges of Post-Merger Repay Units. See Note 12. Taxation for further discussion on the TRA.

	Three Months Ended March 31,
($ in thousands)	2025	2024
Balance at beginning of period	$203,645	$188,911
Purchases	111	—
Payments	(16,337)	(580)
Accretion expense	3,003	3,324
Valuation adjustment	19	(411)
Balance at end of period	$190,441	$191,244

6. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of March 31, 2025 and December 31, 2024, the indefinite-lived intangible assets consist of one trade name, arising from the acquisition of Hawk Parent.

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$523,000	$255,637	$267,363	5.08
Channel relationships	30,085	8,651	21,434	7.12
Software costs	143,159	77,347	65,812	1.38
Non-compete agreements	90	84	6	0.31
Trade name	20,000	—	20,000	—
Balance as of March 31, 2025	$716,334	$341,719	$374,615	4.41

Client relationships	$523,000	$242,458	$280,542	5.33
Channel relationships	29,885	7,904	21,981	7.36
Software costs	139,444	72,945	66,499	1.00
Non-compete agreements	180	168	12	0.34
Trade name	20,000	—	20,000	—
Balance as of December 31, 2024	$712,509	$323,475	$389,034	4.55

The Company’s amortization expense for intangible assets was $24.8 million and $26.4 million for the three months ended March 31, 2025 and 2024, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future
Year Ending December 31,	Amortization Expense
2025	$71,368
2026	81,672
2027	65,717
2028	55,433
2029	41,760
Thereafter	38,665

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

7. Goodwill

There were no changes in the carrying amount of goodwill for either the Consumer Payments or Business Payments segment during the three months ended March 31, 2025.

The Company concluded that goodwill was not impaired for either the Consumer Payments or Business Payments segment as of March 31, 2025. As of March 31, 2025 and December 31, 2024, accumulated impairment losses were $75.7 million for the Business Payments segment.

8. Borrowings

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

As of March 31, 2025, the Company had $0 drawn against the revolving credit facility. The Company paid $0.2 million and $0.1 million in fees related to unused commitments for the three months ended March 31, 2025 and 2024, respectively.

Convertible Senior Notes

On January 19, 2021, the Company issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement. The initial conversion rate of any 2026 Notes was 29.7619 shares of Class A common stock per $1,000 principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $33.60 per share of Class A common stock). Upon conversion of the 2026 Notes, the Company may choose to pay or deliver cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed. Subject to Nasdaq requirements, the Company controls the conversion rights prior to November 3, 2025, unless a fundamental change or an event of default occurs. On July 8, 2024, the Company repurchased $220.0

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

million in aggregate principal amount of the 2026 Notes at a discount based on the quoted prices from over-the-counter markets, with a cash payment of $205.2 million. The repurchase of the 2026 Notes resulted in a gain of $13.1 million, net of a write-off of debt issuance costs relating to the repurchased principal during the year ended December 31, 2024, and was recorded within Gain on debt extinguishment in the Company’s Condensed Consolidated Statements of Operations.

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

During the three months ended March 31, 2025, the conversion contingencies of the convertible senior notes were not met, and the conversion terms of the 2026 Notes and 2029 Notes were not significantly changed. The Company’s interest expense on the convertible senior notes was $2.1 million and $0 for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the total borrowings under the credit agreements and convertible senior notes:

($ in thousands)	March 31, 2025	December 31, 2024
Non-current indebtedness:
Convertible senior notes:
2026 Notes	$220,000	$220,000
2029 Notes	287,500	287,500
Total borrowings	507,500	507,500
Less: Long-term loan debt issuance cost (1)	9,912	10,722
Total non-current borrowings	$497,588	$496,778

(1)
The Company incurred $0.8 million and $0.7 million of interest expense for the amortization of deferred debt issuance costs for the three months ended March 31, 2025 and 2024, respectively.

The following is a summary of principal maturities of long‑term debt for each of the next five years ending December 31 and in the aggregate:

($ in thousands)
2025	$—
2026	220,000
2027	—
2028	—
2029	287,500
$507,500

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

9. Commitments and Contingencies

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

During both the three months ended March 31, 2025 and 2024, the Company recognized sublease income of $0.1 million, within Other (loss) income in the Company’s Consolidated Statements of Operations.

The components of lease cost are presented in the following table:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Components of total lease costs:
Operating lease cost	$604	$428
Short-term lease cost	6	6
Total lease cost	$610	$434

Amounts reported in the Condensed Consolidated Balance Sheets were as follows:

($ in thousands)	March 31, 2025	December 31, 2024
Operating leases:
ROU assets	$10,713	$11,142
Lease liability, current	1,266	1,230
Lease liability, long-term	10,043	10,507
Total lease liabilities	$11,309	$11,737

Weighted-average remaining lease term (in years)	5.3	5.6
Weighted-average discount rate (annualized)	6.3%	6.2%

Other information related to leases are as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$610	$551
ROU assets obtained in exchange for lease liabilities:
Operating leases	—	—

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents a maturity analysis of the Company’s operating leases liabilities as of March 31, 2025:

($ in thousands)
2025	$1,311
2026	2,320
2027	2,028
2028	1,867
2029	1,674
Thereafter	5,039
Total undiscounted lease payments	14,239
Less: Imputed interest	2,930
Total lease liabilities	$11,309

10. Related Party Transactions

The Company held TRA payables for related parties of $25.5 million and $27.5 million as of March 31, 2025 and December 31, 2024, respectively. These amounts were owed to holders of the Post-Merger Repay Units.

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

	Three Months Ended March 31,
($ in millions)	2025	2024
Share-based compensation expense	$5.3	$6.3
Income tax benefit	2.2	2.2

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Activity for RSAs for the three months ended March 31, 2025 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	3,985,097	$8.31
Granted	2,327,269	6.29
Forfeited (1)	524,723	8.88
Vested	743,648	9.26
Unvested at March 31, 2025	5,043,995	$7.18

(1)
The forfeited shares include shares forfeited as a result of employee terminations and shares withheld to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards under the Incentive Plan during the three months ended March 31, 2025; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

Activity for RSUs for the three months ended March 31, 2025 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	130,923	$9.70
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2025	130,923	$9.70

Activity for PSUs for the three months ended March 31, 2025 was as follows:

	Class A Common Stock (1)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,865,080	$10.57
Granted	1,132,134	7.78
Forfeited	33,118	13.03
Vested	—	—
Unvested at March 31, 2025	2,964,096	$9.48

(1)
Represent shares to be paid out at 100% target level.

For PSUs, RSAs, and RSUs vested during the three months ended March 31, 2025, the total fair value, based upon the Company’s Class A common stock price at the date vested, was $9.2 million. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $42.5 million at March 31, 2025, which is expected to be recognized as expense over the weighted-average period of 2.1 years.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock Options

Activity for PSOs for the three months ended March 31, 2025 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,089,930	6.13	7.0	$1,634,895
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at March 31, 2025	1,089,930	$6.13	7.0	$(610,361)

Options vested and exercisable at March 31, 2025	294,462	$6.13	7.0	$(164,899)

The Company recognized compensation expense for PSOs of $0.2 million and $0.5 million during the three months ended March 31, 2025 and 2024, respectively. Unrecognized compensation expense related to outstanding PSOs was $0.3 million at March 31, 2025, which is expected to be recognized as expense over the weighted-average period of 1.0 years.

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

The Company’s effective tax rate was 5.2% for the three months ended March 31, 2025. The Company recorded an income tax benefit of $0.5 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2025 includes a stock-based compensation adjustments net tax shortfall of $1.8 million related to restricted stock awards vesting. The effective tax rate of the Company differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, the relative weighting of the noncontrolling interest, lower income from operations over the current relevant period, as well as the aforementioned item required to be reported discretely in the interim period. The Company’s effective tax rate was (6%) for the three months ended March 31, 2024. The Company recorded an income tax expense of $0.3 million for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2024 includes a stock-based compensation adjustments net tax shortfall of $1.6 million related to restricted stock awards vesting and a $0.4 million state rate change impact on deferred taxes, which are required to be recorded discretely in the interim period in which they occur.

The Company recognized adjustments of $0.5 million for the three months ended March 31, 2025, of deferred tax assets related to the income tax benefit, derived from the net operating loss generated over the same period. The

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Company recognized adjustments of $0.3 million for the three months ended March 31, 2024, of deferred tax assets related to the income tax expense, derived from the net operating income generated over the same period.

Deferred tax assets, net of $163.8 million as of March 31, 2025, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent exchanges of Post-Merger Repay Units by the Company. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $36.1 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date. Furthermore, as part of the 2029 Notes issuance on July 8, 2024, the Company incurred $39.2 million of costs for privately negotiated capped call transactions with certain financial institutions to cover the number of shares of Class A common stock underlying the 2029 Notes. The capped call had an initial strike price of $13.02 per share and a cap price of $20.42 per share, which is subject to certain adjustments. For tax purposes, this is considered a tax-efficient capped call (i.e., the capped call is integrated with the 2029 Notes in accordance with Section 1.1275-6 of the Code). As such, the total $39.2 million incurred to acquire the capped call is treated as original issue discount (“OID”) on synthetic debt and eligible for a deduction as interest expense over the life of the instrument, subject to certain limitations under 163(j). As a result of the capped call being booked as equity for GAAP purposes instead of OID on synthetic debt, the Company is required to set up a tax effected deferred tax asset of $9.9 million for the equivalent amount of the capped call. This temporary difference created as a result of the OID Interest Expense deduction is expected to be realized over the term of the instrument.

The Company did not recognize any adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) recorded as a result of the ceiling rule limitation arising under Code Sec. 704(c) for the three months ended March 31, 2025, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions. As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of March 31, 2025.

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

As of March 31, 2025, the Company had a liability of $190.4 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Condensed Consolidated Balance Sheet. The decrease of $13.2 million in the TRA liability for the three months ended March 31, 2025, was primarily a result of the payment of $16.3 million on the current balance of the TRA, partially offset by accretion and a small decrease in the Early Termination Rate, as reported at December 31, 2024, over the same period.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Consumer Payments

The Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to collect payments and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”) offering. RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other Independent Sales Organizations (“ISOs”) and payment facilitators. The strategic vertical markets served by the Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail. The Consumer Payments segment represented approximately 86% and 88% of the Company’s total revenue after any intersegment eliminations for the three months ended March 31, 2025 and 2024, respectively.

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality. The Business Payments segment represented approximately 14% and 12% of the Company’s total revenue after any intersegment eliminations for the three months ended March 31, 2025 and 2024, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents revenue, cost of services and gross profit for each reportable segment.

	Three Months Ended March 31,
($ in thousands)	2025	2024
Revenue
Consumer Payments	$71,942	$76,136
Business Payments	10,988	9,677
Elimination of intersegment revenues (1)	(5,605)	(5,093)
Total revenue	$77,325	$80,720
Cost of services (exclusive of depreciation and amortization)
Consumer Payments	$15,233	$16,545
Business Payments	3,431	2,630
Total cost of services (exclusive of depreciation and amortization)	$18,664	$19,175
Gross profit (2)
Consumer Payments	$56,709	$59,591
Business Payments	7,557	7,047
Elimination of intersegment revenues	(5,605)	(5,093)
Total gross profit	$58,661	$61,545

Total other operating expenses (3)	$62,281	$64,049
Total other income (expense)	(5,000)	(2,559)
Loss before income tax (expense) benefit	(8,620)	(5,063)
Income tax benefit (expense)	452	(302)
Net loss	$(8,168)	$(5,365)
(1)
Represents revenue eliminations between business units within the Consumer Payments segment and eliminations of intersegment revenues for consolidation purpose.
(2)
Represents revenue less costs of services (exclusive of depreciation and amortization).
(3)
Represents total operating expenses less costs of services (exclusive of depreciation and amortization).

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of March 31, 2025. The CODM reporting package does not include interest income (expense), net, depreciation and amortization, income tax benefit (expense) and discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.

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

Cautionary Note Regarding Forward-Looking Statements

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Macroeconomic Conditions

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), evolving U.S. trade policies, supply chain issues and slower growth. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time. Finally, the impact of all of these various events on our results in the first three months of 2025 may not be necessarily indicative of their impact on our results for the remainder of 2025.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. During the three months ended March 31, 2025 and 2024, our chargeback rate was less than 1% of our card payment volume.

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

Interest expense. Interest expense consists of interest paid in respect of our indebtedness under the convertible senior notes and amortization of deferred debt issuance costs.

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

Results of Operations (Unaudited)

	Three Months ended March 31,
(in $ thousands, except per share data)	2025	2024
Revenue	$77,325	$80,720
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	18,664	19,175
Selling, general and administrative	36,987	37,021
Depreciation and amortization	25,294	27,028
Total operating expenses	80,945	83,224
Loss from operations	(3,620)	(2,504)
Other income (expense)
Interest income	1,356	1,292
Interest expense	(3,107)	(912)
Change in fair value of tax receivable liability	(3,022)	(2,913)
Other income (loss), net	(227)	(26)
Total other income (expense)	(5,000)	(2,559)
Loss before income tax expense	(8,620)	(5,063)
Income tax benefit (expense)	452	(302)
Net loss	$(8,168)	$(5,365)
Net loss attributable to non-controlling interest	(221)	(153)
Net loss attributable to the Company	$(7,947)	$(5,212)

Weighted-average shares of Class A common stock outstanding - basic and diluted	89,005,725	91,218,208

Loss per Class A share - basic and diluted	$(0.09)	$(0.06)

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenue

Total revenue was $77.3 million for the three months ended March 31, 2025 and $80.7 million for the three months ended March 31, 2024, a decrease of $3.4 million or 4.2%. This decrease was due to impacts from previously announced client losses and political media spending in the first quarter of 2024 associated with the 2024 election cycle in our media payments business.

Costs of services were $18.7 million for the three months ended March 31, 2025 and $19.2 million for the three months ended March 31, 2024, a decrease of $0.5 million or 2.6%. This decrease was due to impacts from previously announced client losses and political media spending in the first quarter of 2024 associated with the 2024 election cycle in our media payments business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $37.0 million for the three months ended March 31, 2025 and $37.0 million for the three months ended March 31, 2024, a decrease of $0.0 million or 0.0%, primarily due to a $1.8 million increase in transaction expenses, offset by a $0.9 million decrease in equity compensation expenses, a $0.6 million decrease in software and technological services expenses and a $0.3 million decrease in compensation expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $25.3 million for the three months ended March 31, 2025 and $27.0 million for the three months ended March 31, 2024, a decrease of $1.7 million or 6.3%, primarily driven by a reduction in amortization in software.

Interest Income

Interest income was $1.4 million for the three months ended March 31, 2025 and $1.3 million for the three months ended March 31, 2024, due to higher average interest rates earned on our cash and cash equivalents.

Interest Expense

Interest expense was $3.1 million for the three months ended March 31, 2025 and $0.9 million for the three months ended March 31, 2024, due to a higher outstanding principal balance under the convertible senior notes.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $3.0 million for the three months ended March 31, 2025, compared to a $2.9 million net loss for the three months ended March 31, 2024, an increase of $0.1 million. This increase was due to higher fair value adjustments related to the tax receivable liability, primarily as a result of accretion and changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Income Tax Benefit and Expense

The income tax benefit was $0.5 million for the three months ended March 31, 2025. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall. The income tax expense was $0.3 million for the three months ended March 31, 2024, which was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall and the state rate change impact on deferred taxes which are both required to be reported discretely in the interim period in which they occur.

Segments

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments.

The following table presents our segment revenue and selected performance measures.

	Three Months Ended March 31,
($ in thousands)	2025	2024
Revenue
Consumer Payments	$71,942	$76,136
Business Payments	10,988	9,677
Elimination of intersegment revenues	(5,605)	(5,093)
Total revenue	$77,325	$80,720
Gross profit (1)
Consumer Payments	$56,709	$59,591
Business Payments	7,557	7,047
Elimination of intersegment revenues	(5,605)	(5,093)
Total gross profit	$58,661	$61,545

Total gross profit margin (2)	76%	76%
(1)
Gross profit represents revenue less cost of services (exclusive of depreciation and amortization).
(2)
Gross profit margin represents total gross profit / total revenue.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Consumer Payments

Revenue for the Consumer Payments segment was $71.9 million for the three months ended March 31, 2025 and $76.1 million for the three months ended March 31, 2024, representing a $4.2 million or 5.5% year-over-year decrease. This decrease was the result of the growth from newly signed clients and existing clients being offset from impacts from previously announced client losses.

Gross profit for the Consumer Payments segment was $56.7 million for the three months ended March 31, 2025 and $59.6 million for the three months ended March 31, 2024, representing a $2.9 million or 4.9% year-over-year decrease. This decrease was the result of the growth from newly signed clients and existing clients being offset from impacts from previously announced client losses.

Business Payments

Revenue for the Business Payments segment was $11.0 million for the three months ended March 31, 2025 and $9.7 million for the three months ended March 31, 2024, representing a $1.3 million or 13.4% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients, which was partially offset from impacts from previously announced client losses and political media spending in the first quarter of 2024 associated with the 2024 election cycle in our media payments business.

Gross profit for the Business Payments segment was $7.6 million for the three months ended March 31, 2025 and $7.0 million for the three months ended March 31, 2024, representing a $0.6 million or 8.6% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients, which was partially offset from impacts from previously announced client losses and political media spending in the first quarter of 2024 associated with the 2024 election cycle in our media payments business.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three months ended March 31, 2025 and 2024 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three months ended March 31, 2025 and 2024.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Three Months ended March 31
(in $ thousands)	2025	2024
Revenue	$77,325	$80,720
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$18,664	$19,175
Selling, general and administrative	36,987	37,021
Depreciation and amortization	25,294	27,028
Total operating expenses	$80,945	$83,224
Loss from operations	$(3,620)	$(2,504)
Other income (expense)
Interest income	1,356	1,292
Interest expense	(3,107)	(912)
Change in fair value of tax receivable liability	(3,022)	(2,913)
Other income (loss), net	(227)	(26)
Total other income (expense)	(5,000)	(2,559)
Loss before income tax expense	(8,620)	(5,063)
Income tax benefit (expense)	452	(302)
Net loss	$(8,168)	$(5,365)

Add:
Interest income	(1,356)	(1,292)
Interest expense	3,107	912
Depreciation and amortization (a)	25,294	27,028
Income tax (benefit) expense	(452)	302
EBITDA	$18,425	$21,585

Non-cash change in fair value of assets and liabilities (b)	3,022	2,913
Share-based compensation expense (c)	6,045	6,923
Transaction expenses (d)	782	677
Restructuring and other strategic initiative costs (e)	3,511	2,184
Other non-recurring charges (f)	1,390	1,231
Adjusted EBITDA	$33,175	$35,513

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Three Months ended March 31,
(in $ thousands)	2025	2024
Revenue	$77,325	$80,720
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$18,664	$19,175
Selling, general and administrative	36,987	37,021
Depreciation and amortization	25,294	27,028
Total operating expenses	$80,945	$83,224
Loss from operations	$(3,620)	$(2,504)
Other expenses
Interest income	1,356	1,292
Interest expense	(3,107)	(912)
Change in fair value of tax receivable liability	(3,022)	(2,913)
Other income (loss), net	(227)	(26)
Total other income (expense)	(5,000)	(2,559)
Loss before income tax expense	(8,620)	(5,063)
Income tax benefit (expense)	452	(302)
Net loss	$(8,168)	$(5,365)

Add:
Amortization of acquisition-related intangibles (g)	19,329	19,736
Non-cash change in fair value of assets and liabilities (b)	3,022	2,913
Share-based compensation expense (c)	6,045	6,923
Transaction expenses (d)	782	677
Restructuring and other strategic initiative costs (e)	3,511	2,184
Other non-recurring charges (f)	1,390	1,231
Non-cash interest expense (h)	845	712
Pro forma taxes at effective rate (i)	(6,442)	(6,633)
Adjusted Net Income	$20,314	$22,378

Shares of Class A common stock outstanding (on an as-converted basis) (j)	94,358,268	97,062,303
Adjusted Net Income per share	$0.22	$0.23

(a)
See footnote (g) for details on amortization and depreciation expenses.
(b)
Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(c)
Represents compensation expense associated with equity compensation plans.
(d)
Primarily consists of professional service fees incurred in connection with prior transactions.
(e)
Reflects costs associated with reorganization of operations, consulting fees related to processing services and other operational improvements, including restructuring and integration activities related to acquired businesses, that were not in the ordinary course.
(f)
For the three months ended March 31, 2025 and 2024, reflects franchise taxes and other non-income based taxes, non-recurring legal and other litigation expenses and payments made to third-parties in connection with our IT security and personnel.
(g)
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

	Three Months ended March 31,
(in $ thousands)	2025	2024
Acquisition-related intangibles	$19,329	$19,736
Software	5,482	6,713
Amortization	$24,811	$26,449
Depreciation	483	579
Total Depreciation and amortization (1)	$25,294	$27,028
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

(h)
Represents amortization of non-cash deferred debt issuance costs.
(i)
Represents pro forma income tax adjustment effect associated with items adjusted above.
(j)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three months ended March 31, 2025 and 2024. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three Months ended March 31,
	2025	2024
Weighted average shares of Class A common stock outstanding - basic	89,005,725	91,218,208
Add: Non-controlling interests
Weighted average Post-Merger Repay Units exchangeable for Class A common stock	5,352,543	5,844,095
Shares of Class A common stock outstanding (on an as-converted basis)	94,358,268	97,062,303

Adjusted EBITDA for the three months ended March 31, 2025 and 2024 was $33.2 million and $35.5 million, representing a 6.6% year-over-year decrease. Adjusted Net Income for the three months ended March 31, 2025 and 2024 was $20.3 million and $22.4 million, respectively, representing a 9.2% year-over-year decrease. Net loss attributable to the Company for the three months ended March 31, 2025 and 2024 was $7.9 million and $5.2 million, respectively, representing a 51.8% year-over-year increase.

The decreases in Adjusted EBITDA and Adjusted Net Income and increase in net loss attributable to the Company for the three months ended March 31, 2025 were primarily due to the organic growth of our business from newly signed clients, the growth of existing clients and cost savings initiatives being more than offset from impacts from previously announced client losses and political media spending in the first quarter of 2024 associated with the 2024 election cycle in our media payments business.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of March 31, 2025, we had $165.5 million of cash and cash equivalents and available borrowing capacity of $250.0 million under the Second Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $43.7 million as of March 31, 2025. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the following five years.

We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including Hawk Parent, which distributions may be restricted by law or contractual agreements, including agreements governing their indebtedness. For a discussion of those considerations and restrictions, refer to Part I, Item 1A “Risk Factors - Risks Related to Our Class A Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2024.

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. As of March 31, 2025, we have $36.2 million remaining capacity under the Share Repurchase Program.

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Three Months ended March 31,
(in $ thousands)	2025	2024
Net cash provided by operating activities	$2,503	$24,801
Net cash used in activities	(10,537)	(11,129)
Net cash used in financing activities	(19,484)	(2,987)

Cash Flow from Operating Activities

Net cash provided by operating activities was $2.5 million and $24.8 million for the three months ended March 31, 2025 and 2024, respectively, which reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $10.5 million for the three months ended March 31, 2025, due to the capitalization of software development activities.

Net cash used in investing activities was $11.1 million for the three months ended March 31, 2024, due to the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash used in financing activities was $19.5 million for the three months ended March 31, 2025, due to the due to a payment under the TRA and the payments for tax withholding related to shares vesting under Incentive Plan.

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

As of March 31, 2025, the Second Amended Credit Agreement provided for a revolving credit facility of $250.0 million. As of March 31, 2025, we had $0 million drawn against the revolving credit facility. We paid $0.2 million and $0.1 million in fees related to unused commitments for the three months ended March 31, 2025 and 2024, respectively.

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

As of March 31, 2025, we had convertible senior notes outstanding of $497.6 million, net of deferred issuance costs, under the 2026 Notes and 2029 Notes. We were in compliance with the related restrictive covenants. Additionally, we currently expect that we will remain in compliance with the restrictive covenants under the 2026 Notes, the 2029 Notes and the Second Amended Credit Agreement, prospectively.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

There have been no significant changes to our critical accounting policies and critical accounting estimates for the three months ended March 31, 2025. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, for a complete discussion of critical accounting policies and critical accounting estimates.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and SOFR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of March 31, 2025, we had convertible senior notes of $497.6 million, net of deferred issuance costs outstanding. As of December 31, 2024, we had convertible senior notes of $496.8 million, net of deferred issuance costs, outstanding. The borrowings under the Second Amended Credit Agreement accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 0.75% to 1.75% or at an adjusted SOFR rate plus a margin of 1.75% to 2.75% under the Second Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Second Amended Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes such purchases of Class A common stock made by us or any “affiliate purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) for the three months ended March 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
January 1- 31, 2025	—	$—	—	$36,217,871
February 1 - 28, 2025	288,226	7.30	—	—
March 1 - 31, 2025	176,877	5.87	—	—
Total	465,103	$6.76	—	$36,217,871

(1)
Includes 465,103 shares that we withheld pursuant to the Incentive Plan in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan, which we withheld at fair market value on the applicable vesting date or purchase date.
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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101*

The following financial statements from the Company’s Form 10‑Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes In Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: May 12, 2025	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Timothy J. Murphy
Timothy J. Murphy
Chief Financial Officer
(Principal Financial Officer)