Form 10-Q
period 2025-06-30
Repay Holdings Corp
filed 2025-08-11
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, there are 86,046,866 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 4,498,130 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V common stock, par value of $0.0001 per share, outstanding. As of August 7, 2025, the holders of such outstanding shares of Class V common stock also hold 5,289,543 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended June 30, 2025

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

($ in thousands)	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$162,615	$189,530
Current restricted cash	33,796	35,654
Accounts receivable, net	33,379	32,950
Prepaid expenses and other	16,282	17,114
Total current assets	246,072	275,248

Property and equipment, net	1,550	2,383
Noncurrent restricted cash	12,569	11,525
Intangible assets, net	359,827	389,034
Goodwill	613,012	716,793
Operating lease right-of-use (“ROU”) assets, net	10,283	11,142
Deferred tax assets	165,144	163,283
Other assets	4,917	2,500
Total noncurrent assets	1,167,302	1,296,660
Total assets	$1,413,374	$1,571,908

Liabilities
Accounts payable	$20,936	$28,912
Accrued expenses	47,532	55,501
Current maturities of long-term debt	219,389	—
Current operating lease liabilities	1,485	1,230
Current tax receivable agreement ($0 and $2,413 held for related parties as of June 30, 2025 and December 31, 2024, respectively)	—	16,337
Other current liabilities	548	267
Total current liabilities	289,890	102,247

Long-term debt	279,009	496,778
Noncurrent operating lease liabilities	9,650	10,507
Tax receivable agreement, net of current portion ($25,854 and $25,134 held for related parties as of June 30, 2025 and December 31, 2024, respectively)	192,951	187,308
Other liabilities	2,470	1,899
Total noncurrent liabilities	484,080	696,492
Total liabilities	$773,970	$798,739

Commitments and contingencies (Note 9)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized; 94,886,507 issued and 84,629,308 outstanding as of June 30, 2025; 93,732,227 issued and 88,239,494 outstanding as of December 31, 2024	9	9
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Treasury stock, 10,257,199 and 5,492,733 as of June 30, 2025 and December 31, 2024, respectively	(76,427)	(53,782)
Additional paid-in capital	1,154,141	1,148,871
Accumulated deficit	(444,024)	(333,826)
Total Repay stockholders' equity	$633,699	$761,272
Non-controlling interests	5,705	11,897
Total equity	$639,404	$773,169
Total liabilities and equity	$1,413,374	$1,571,908

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Revenue	$75,626	$74,906	$152,951	$155,626
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	18,404	16,321	37,068	35,496
Selling, general and administrative	32,864	35,235	69,851	72,256
Depreciation and amortization	25,481	26,771	50,775	53,799
Impairment loss	103,781	—	103,781	—
Total operating expenses	180,530	78,327	261,475	161,551
Loss from operations	(104,904)	(3,421)	(108,524)	(5,925)
Other income (expense)
Interest income	1,197	1,463	2,553	2,755
Interest expense	(3,087)	(909)	(6,194)	(1,821)
Change in fair value of tax receivable liability	(2,509)	(3,366)	(5,531)	(6,279)
Other income (loss), net	(26)	21	(253)	(5)
Total other income (expense)	(4,425)	(2,791)	(9,425)	(5,350)
Loss before income tax benefit (expense)	(109,329)	(6,212)	(117,949)	(11,275)
Income tax benefit (expense)	1,297	1,975	1,749	1,673
Net loss	$(108,032)	$(4,237)	$(116,200)	$(9,602)
Less: Net loss attributable to non-controlling interests	(5,781)	(166)	(6,002)	(319)
Net loss attributable to the Company	$(102,251)	$(4,071)	$(110,198)	$(9,283)

Loss per Class A share attributable to the Company:
Basic and diluted	$(1.15)	$(0.04)	$(1.24)	$(0.10)
Weighted-average shares outstanding:
Basic and diluted	88,647,823	91,821,369	88,825,785	91,519,789

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at March 31, 2024	91,493,792	$9	100	$-	$1,155,215	$(12,528)	$(328,882)	$15,484	$829,298
Release of share awards vested under Incentive Plan and ESPP	90,411	-		-	1	-	-	(1)	-
Tax withholding related to shares vesting under Incentive Plan and ESPP	(13,170)	-		-	(83)	-	-	1	(82)
Stock-based compensation	-	-		-	5,746	-	-	-	5,746
Net loss	-	-		-	-	-	(4,071)	(166)	(4,237)
Balance at June 30, 2024	91,571,033	$9	100	$-	$1,160,879	$(12,528)	$(332,953)	$15,318	$830,725

Balance at March 31, 2025	89,073,142	$9	100	$-	$1,151,265	$(53,782)	$(341,773)	$11,479	$767,198
Release of share awards vested under Incentive Plan and ESPP	400,679	-		-	-	-	-	-	-
Tax withholding related to shares vesting under Incentive Plan and ESPP	(80,047)	-		-	(153)	-	-	(13)	(166)
Treasury shares repurchased	(4,764,466)	-		-	(21)	(22,645)	-	21	(22,645)
Stock-based compensation	-	-		-	3,050	-	-	(1)	3,049
Net loss	-	-		-	-	-	(102,251)	(5,781)	(108,032)
Balance at June 30, 2025	84,629,308	$9	100	$-	$1,154,141	$(76,427)	$(444,024)	$5,705	$639,404

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited) (Continued)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at December 31, 2023	90,803,984	$9	100	$-	$1,151,324	$(12,528)	$(323,670)	$15,653	$830,788
Release of share awards vested under Incentive Plan and ESPP	1,025,595	-		-	1	-	-	(1)	-
Tax withholding related to shares vesting under Incentive Plan and ESPP	(258,546)	-		-	(2,495)	-	-	6	(2,489)
Stock-based compensation	-	-		-	12,049	-	-	(21)	12,028
Net loss	-	-		-	-	-	(9,283)	(319)	(9,602)
Balance at June 30, 2024	91,571,033	$9	100	$-	$1,160,879	$(12,528)	$(332,953)	$15,318	$830,725

Balance at December 31, 2024	88,239,494	$9	100	$-	$1,148,871	$(53,782)	$(333,826)	$11,897	$773,169
Exchange of Post-Merger Repay Units	90,000	-		-	197	-	-	(197)	-
Release of share awards vested under Incentive Plan and ESPP	1,539,063	-		-	-	-	-	-	-
Tax withholding related to shares vesting under Incentive Plan and ESPP	(474,783)	-		-	(3,317)	-	-	4	(3,313)
Treasury shares repurchased	(4,764,466)	-		-	(21)	(22,645)	-	21	(22,645)
Stock-based compensation	-	-		-	8,411	-	-	(18)	8,393
Net loss	-	-		-	-	-	(110,198)	(6,002)	(116,200)
Balance at June 30, 2025	84,629,308	$9	100	$-	$1,154,141	$(76,427)	$(444,024)	$5,705	$639,404

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(116,200)	$(9,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,775	53,799
Stock based compensation	8,393	12,028
Amortization of debt issuance costs	1,619	1,423
Other loss	268	—
Fair value change in tax receivable agreement liability	5,531	6,279
Impairment loss	103,781	—
Deferred tax expense	(1,749)	(1,673)
Change in accounts receivable	(429)	(3,303)
Change in prepaid expenses and other	832	(313)
Change in operating lease ROU assets	859	2,368
Change in other assets	(2,417)	—
Change in accounts payable	(7,976)	2,325
Change in accrued expenses and other	(7,969)	(6,378)
Change in operating lease liabilities	(602)	(2,599)
Change in other liabilities	852	1,426
Net cash provided by operating activities	35,568	55,780
Cash flows from investing activities
Purchases of property and equipment	(77)	(571)
Capitalized software development costs	(20,925)	(22,249)
Net cash used in investing activities	(21,002)	(22,820)
Cash flows from financing activities
Payments for tax withholding related to shares vesting under Incentive Plan and ESPP	(3,313)	(2,489)
Treasury shares repurchased	(22,645)	—
Payment of Tax Receivable Agreement (“TRA”)	(16,337)	(580)
Net cash used in financing activities	(42,295)	(3,069)
(Decrease) increase in cash, cash equivalents and restricted cash	(27,729)	29,891
Cash, cash equivalents and restricted cash at beginning of period	$236,709	$144,145
Cash, cash equivalents and restricted cash at end of period	$208,980	$174,036

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,740	$397
Income taxes (net of refunds received)	$1,793	$1,489

Reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$162,615	$147,092
Current restricted cash	33,796	11,340
Noncurrent restricted cash	12,569	15,604
Total cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	$208,980	$174,036

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2025
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$67,895	$10,733	$(5,793)	$72,835
Indirect relationships	2,579	212	—	2,791
Total Revenue	$70,474	$10,945	$(5,793)	$75,626

	Three Months Ended June 30, 2024
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$66,775	$10,374	$(4,978)	$72,171
Indirect relationships	2,517	218	—	2,735
Total Revenue	$69,292	$10,592	$(4,978)	$74,906

	Six Months Ended June 30, 2025
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$137,149	$21,510	$(11,399)	$147,260
Indirect relationships	5,268	423	—	5,691
Total Revenue	$142,417	$21,933	$(11,399)	$152,951

	Six Months Ended June 30, 2024
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$140,086	$19,845	$(10,071)	$149,860
Indirect relationships	5,342	424	—	5,766
Total Revenue	$145,428	$20,269	$(10,071)	$155,626

When the Company’s right to consideration for performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount the Company has billed to the client is recognized as a contract asset. The contract asset balance was $2.5 million and $1.7 million as of June 30, 2025 and December 31, 2024, respectively, and is included within Prepaid expenses and other in the Condensed Consolidated Balance Sheets.

As of June 30, 2025 and December 31, 2024, the Company recorded deferred commissions of $2.4 million and $0, net of amortization, respectively, within Other assets in the Condensed Consolidated Balance Sheets. The amortization of deferred commissions is recorded within Selling, general and administrative in the Condensed Consolidated Statements of Operations.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

4. Earnings Per Share

During the three and six months ended June 30, 2025 and 2024, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested share-based awards, outstanding stock options, outstanding employee stock purchase plan (“ESPP”) purchase rights and the Company’s convertible senior notes would have been anti-dilutive. During the three and six months ended June 30, 2025, the aggregate principal amount of the 2029 Notes is not included in the computation of senior notes convertible into Class A common stock as the Company is required to settle such amount in cash. The Company may elect to settle the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted in cash, shares of the Company’s Class A common stock, or a combination of cash and shares. Because the average market price of the Company’s Class A common stock for the period was less than the conversion price, there are no incremental shares to be considered in the computation of senior notes convertible into Class A common stock.

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Net income (loss) attributable to the Company	$(102,251)	$(4,071)	$(110,198)	$(9,283)

Weighted average shares of Class A common stock outstanding - basic and diluted	88,647,823	91,821,369	88,825,785	91,519,789

Income (loss) per share of Class A common stock outstanding - basic and diluted	$(1.15)	$(0.04)	$(1.24)	$(0.10)

For the three and six months ended June 30, 2025 and 2024, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Post-Merger Repay Units exchangeable for Class A common stock	5,289,543	5,844,095	5,289,543	5,844,095
Unvested share-based awards of Class A common stock	7,408,962	6,645,141	7,408,962	6,645,141
Outstanding stock options for Class A common stock	891,062	1,148,822	891,062	1,148,822
Outstanding ESPP purchase rights for Class A common stock	19,288	8,792	19,288	8,792
Senior notes convertible into Class A common stock	6,547,619	13,095,238	6,547,619	13,095,238
Share equivalents excluded from loss per share	20,156,474	26,742,088	20,156,474	26,742,088

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

	June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$162,615	$—	$—	$162,615
Restricted cash	46,365	—	—	46,365
Other assets	—	2,500	—	2,500
Total assets	$208,980	$2,500	$—	$211,480
Liabilities:
Borrowings	$—	$446,510	$—	$446,510
Tax receivable agreement	—	—	192,951	192,951
Total liabilities	$—	$446,510	$192,951	$639,461

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$189,530	$—	$—	$189,530
Restricted cash	47,179	—	—	47,179
Other assets	—	2,500	—	2,500
Total assets	$236,709	$2,500	$—	$239,209
Liabilities:
Borrowings	$—	$482,852	$—	$482,852
Tax receivable agreement	—	—	203,645	203,645
Total liabilities	$—	$482,852	$203,645	$686,497

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

Borrowings

The revolving credit facility and convertible senior notes are measured at amortized cost, which the carrying value is unpaid principal net of unamortized debt discount and debt issuance costs (“DDIC”). The estimated fair value of the revolving credit facility approximates the unpaid principal because its interest rate approximates market interest rates. The estimated fair value of convertible senior notes is determined using the quoted prices from over-the-counter markets. The

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

estimated fair value of the Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the market interest rates and quoted prices are generally observable and do not contain a high level of subjectivity. As of June 30, 2025 and December 31, 2024, the Company had $0 drawn against the revolving credit facility.

The following table provides the carrying value and estimated fair value of borrowings. See Note 8. Borrowings for further discussion on borrowings.

	June 30, 2025
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
2026 Notes	$220,000	$(611)	$219,389	$210,760
2029 Notes	287,500	(6,764)	280,736	235,750
Revolving credit facility	—	(1,727)	(1,727)	—
Total borrowings	$507,500	$(9,102)	$498,398	$446,510

	December 31, 2024
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
2026 Notes	$220,000	$(1,175)	$218,825	$206,133
2029 Notes	287,500	(7,550)	279,950	276,719
Revolving credit facility	—	(1,997)	(1,997)	—
Total borrowings	$507,500	$(10,722)	$496,778	$482,852

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

The Company used a discount rate, also referred to as the Early Termination Rate, as defined in the TRA, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 6.17% was applied to the forecasted TRA payments at June 30, 2025, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. During the six months ended June 30, 2025, the TRA balance was adjusted by $10.7 million through an exchange, a payment, accretion expense and a valuation adjustment, related to a change in the discount rate, which was 6.21% as of December 31, 2024.

The following table provides a rollforward of the TRA related to the acquisition and exchanges of Post-Merger Repay Units. See Note 12. Taxation for further discussion on the TRA.

	Six Months Ended June 30,
($ in thousands)	2025	2024
Balance at beginning of period	$203,645	$188,911
Purchases	112	—
Payments	(16,337)	(580)
Accretion expense	5,924	6,617
Valuation adjustment	(393)	(338)
Balance at end of period	$192,951	$194,610

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

6. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of June 30, 2025 and December 31, 2024, the indefinite-lived intangible assets consist of one trade name, arising from the acquisition of Hawk Parent.

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$523,000	$268,816	$254,184	4.83
Channel relationships	30,085	9,405	20,680	6.81
Software costs	132,349	67,387	64,962	0.68
Non-compete agreements	90	89	1	0.06
Trade name	20,000	—	20,000	—
Balance as of June 30, 2025	$705,524	$345,697	$359,827	4.12

Client relationships	$523,000	$242,458	$280,542	5.33
Channel relationships	29,885	7,904	21,981	7.36
Software costs	139,444	72,945	66,499	1.00
Non-compete agreements	180	168	12	0.34
Trade name	20,000	—	20,000	—
Balance as of December 31, 2024	$712,509	$323,475	$389,034	4.55

The Company’s amortization expense for intangible assets was $25.3 million and $50.1 million for the three and six months ended June 30, 2025, respectively. The Company’s amortization expense for intangible assets was $26.6 million and $53.0 million for the three and six months ended June 30, 2024, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future Amortization Expense
Remainder of 2025	$48,542
2026	85,160
2027	69,206
2028	56,568
2029	41,780
Thereafter	38,571

7. Goodwill

The following table presents changes to goodwill by segment for the six months ended June 30, 2025.

($ in thousands)	Consumer Payments	Business Payments	Total
Balance at December 31, 2024	$573,869	$142,924	$716,793
Impairment Loss	(103,200)	(581)	(103,781)
Balance at June 30, 2025	$470,669	$142,343	$613,012

After considering the decline in the Company’s stock price during the second quarter of 2025, the Company considered goodwill impairment triggering events and determined that goodwill was more likely than not impaired. The Company performed a quantitative analysis using both a discounted cash flow method and a market comparable method of estimating fair value and concluded that goodwill associated with the Consumer Payments reporting unit was impaired as of June 30, 2025. The fair value of the Consumer Payments reporting unit was primarily impacted by a change in the

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

discount rate and the decrease to comparable company multiples. The Company recognized an impairment loss of $103.2 million on goodwill related to the Consumer Payments segment and an impairment loss of $0.6 million related to the Business Payments segment within the Impairment loss in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2025. As of June 30, 2025, accumulated impairment losses were $103.2 million for the Consumer Payments segment and $76.3 million for the Business Payments segment. As of December 31, 2024, accumulated impairment losses were $75.7 million for the Business Payments segment and no accumulated impairment losses for the Consumer Payments segment.

8. Borrowings

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

As of June 30, 2025, the Company had $0 drawn against the revolving credit facility. The Company paid $0.2 million and $0.3 million in fees related to unused commitments for the three and six months ended June 30, 2025, respectively. The Company paid $0.1 million and $0.2 million in fees related to unused commitments for the three and six months ended June 30, 2024, respectively.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

scheduled trading day immediately preceding the maturity date, holders may convert the 2029 Notes at any time, regardless of the foregoing circumstances. The 2029 Notes will mature on July 15, 2029, unless earlier repurchased, redeemed, or converted in accordance with their terms.

During the six months ended June 30, 2025, the conversion contingencies of the convertible senior notes were not met, and the conversion terms of the 2026 Notes and 2029 Notes were not significantly changed. The Company’s interest expense on the convertible senior notes was $2.1 million and $4.1 million for the three and six months ended June 30, 2025, respectively. The Company’s interest expense on the convertible senior notes was $0 for both the three and six months ended June 30, 2024.

The following table summarizes the total borrowings under the credit agreements and convertible senior notes:

($ in thousands)	June 30, 2025	December 31, 2024
Non-current indebtedness:
Convertible senior notes:
2026 Notes	$220,000	$220,000
2029 Notes	287,500	287,500
Total borrowings	507,500	507,500
Less: Current maturities of long-term debt	219,389	—
Less: Debt issuance cost (1)	9,102	10,722
Total non-current borrowings	$279,009	$496,778

(1)
The Company incurred $0.8 million and $1.6 million of interest expense for the amortization of deferred debt issuance costs for the three and six months ended June 30, 2025, respectively. The Company incurred $0.7 million and $1.4 million of interest expense for the amortization of deferred debt issuance costs for the three and six months ended June 30, 2024, respectively.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

considering various economic factors. Options that are reasonably certain of being exercised are factored into the determination of the lease term, and related payments are included in the calculation of the ROU asset and lease liability.

During both the three and six months ended June 30, 2025, the Company recognized sublease income of $0.1 million. During both three and six months ended June 30, 2024, the Company recognized sublease income of $0.1 million. Sublease income is recorded within Other (loss) income in the Company’s Consolidated Statements of Operations.

The components of lease cost are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Components of total lease costs:
Operating lease cost	$603	$435	$1,207	$863
Short-term lease cost	6	6	12	12
Total lease cost	$609	$441	$1,219	$875

Amounts reported in the Condensed Consolidated Balance Sheets were as follows:

($ in thousands)	June 30, 2025	December 31, 2024
Operating leases:
ROU assets	$10,283	$11,142
Lease liability, current	1,485	1,230
Lease liability, long-term	9,650	10,507
Total lease liabilities	$11,135	$11,737

Weighted-average remaining lease term (in years)	5.2	5.6
Weighted-average discount rate (annualized)	6.3%	6.2%

Other information related to leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$353	$548	$962	$1,098
ROU assets obtained in exchange for lease liabilities:
Operating leases	—	—	—	—

The following table presents a maturity analysis of the Company’s operating leases liabilities as of June 30, 2025:

($ in thousands)
2025	$964
2026	2,320
2027	2,028
2028	1,867
2029	1,674
Thereafter	5,039
Total undiscounted lease payments	13,892
Less: Imputed interest	2,757
Total lease liabilities	$11,135

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

10. Related Party Transactions

The Company held TRA payables for related parties of $25.9 million and $27.5 million as of June 30, 2025 and December 31, 2024, respectively. These amounts were owed to holders of the Post-Merger Repay Units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Share-based compensation expense	$3.1	$5.7	$8.4	$12.0
Income tax benefit	0.1	0.1	2.3	2.3

Activity for RSAs for the six months ended June 30, 2025 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	3,985,097	$8.31
Granted	2,361,001	6.26
Forfeited (1)	1,006,549	8.01
Vested	757,745	9.36
Unvested at June 30, 2025	4,581,804	$7.15

(1)
The forfeited shares include shares forfeited as a result of employee terminations and shares withheld to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards under the Incentive Plan during the six months ended June 30, 2025; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

Activity for RSUs for the six months ended June 30, 2025 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	130,923	$9.70
Granted	220,000	5.00
Forfeited	—	—
Vested	130,923	9.70
Unvested at June 30, 2025	220,000	$5.00

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Activity for PSUs for the six months ended June 30, 2025 was as follows:

	Class A Common Stock (1)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,865,080	$10.57
Granted	1,132,134	7.78
Forfeited	390,056	9.79
Vested	—	—
Unvested at June 30, 2025	2,607,158	$9.47

(1)
Represent shares to be paid out at 100% target level.

For PSUs, RSAs, and RSUs vested during the six months ended June 30, 2025, the total fair value, based upon the Company’s Class A common stock price at the date vested, was $9.9 million. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $33.6 million at June 30, 2025, which is expected to be recognized as expense over the weighted-average period of 1.9 years.

Stock Options

Activity for PSOs for the six months ended June 30, 2025 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,089,930	6.13	5.2	$1,634,895
Granted	—	—	—	—
Forfeited	198,868	6.13	4.8	(455,408)
Exercised	—	—	—	—
Outstanding at June 30, 2025	891,062	$6.13	4.7	$(1,167,291)

Options vested and exercisable at June 30, 2025	294,462	$6.13	4.7	$(385,745)

The Company recognized compensation expense for PSOs of $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively. The Company recognized compensation expense for PSOs of $0.2 million and $0.6 million during the three and six months ended June 30, 2024, respectively. Unrecognized compensation expense related to outstanding PSOs was $0.2 million at June 30, 2025, which is expected to be recognized as expense over the weighted-average period of 0.7 years.

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

The Company’s effective tax rate was 1.2% and 1.5% for the three and six months ended June 30, 2025, respectively. The Company recorded an income tax benefit of $1.3 million and $1.7 million for the three and six months ended June 30, 2025, respectively. The effective tax rate for the three and six months ended June 30, 2025 includes a stock-based compensation adjustments net tax shortfall of $2.0 million related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs. In addition, the effective tax rate includes a net tax impact of $27.6 million related to the impact of the goodwill impairment recorded for financial accounting purposes which is required to be recorded discretely in the interim period in which it occurs due to it being a significant, infrequently occurring item. The effective tax rate of the Company differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, the relative weighting of the noncontrolling interest, lower income from operations over the current relevant period, as well as the aforementioned items required to be reported discretely in the interim period. The Company’s effective tax rate was 31.8% and 14.8% for the three and six months ended June 30, 2024, respectively. The Company recorded an income tax benefit of $2.0 million and $1.7 million for the three and six months ended June 30, 2024, respectively. The effective tax rate for the three and six months ended June 30, 2024 includes a stock-based compensation adjustments net tax shortfall of $1.6 million related to restricted stock awards vesting and a $0.4 million state rate change impact on deferred taxes, which are required to be recorded discretely in the interim period in which they occur.

The Company recognized adjustments of $1.3 million and $1.7 million for the three and six months ended June 30, 2025, respectively, of deferred tax assets related to the income tax benefit, derived from the net operating loss generated over the same period. The Company recognized adjustments of $2.0 million and $1.7 million for the three and six months ended June 30, 2024, respectively, of deferred tax assets related to the income tax benefit, derived from the net operating loss generated over the same period.

Deferred tax assets, net of $165.1 million as of June 30, 2025, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent exchanges of Post-Merger Repay Units by the Company. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $36.1 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date. Furthermore, as part of the 2029 Notes issuance on July 8, 2024, the Company incurred $39.2 million of costs for privately negotiated capped call transactions with certain financial institutions to cover the number of shares of Class A common stock underlying the 2029 Notes. The capped call had an initial strike price of $13.02 per share and a cap price of $20.42 per share, which is subject to certain adjustments. For tax purposes, this is considered a tax-efficient capped call (i.e., the capped call is integrated with the 2029 Notes in accordance with Section 1.1275-6 of the Code). As such, the total $39.2 million incurred to acquire the capped call is treated as original issue discount (“OID”) on synthetic debt and eligible for a deduction as interest expense over the life of the instrument, subject to certain limitations under 163(j). As a result of the capped call being booked as equity for GAAP purposes instead of OID on synthetic debt, the Company is required to set up a tax effected deferred tax asset of $9.9 million for the equivalent amount of the capped call. This temporary difference created as a result of the OID Interest Expense deduction is expected to be realized over the term of the instrument.

The Company did not recognize any adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) recorded as a result of the ceiling rule limitation arising under Code Sec. 704(c) for the three and six months ended June 30, 2025, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions. As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the United

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

States taxation of profits derived from foreign operations. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025. The Company continues to evaluate the impact of OBBBA but currently does not expect it to have a material impact on our estimated annual effective tax rate in 2025.

No uncertain tax positions existed as of June 30, 2025.

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

As of June 30, 2025, the Company had a liability of $193.0 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Condensed Consolidated Balance Sheet. The decrease of $10.7 million in the TRA liability for the six months ended June 30, 2025 was primarily a result of the payment of $16.3 million on the current balance of the TRA, partially offset by accretion and a small decrease in the Early Termination Rate, as reported at December 31, 2024, over the same period.

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

Consumer Payments

The Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to collect payments and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”) offering. RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other Independent Sales Organizations (“ISOs”) and payment facilitators. The strategic vertical markets served by the Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail. The Consumer Payments segment represented approximately 86% of the Company’s total revenue after any intersegment eliminations for both the three and six months ended June 30, 2025. The Consumer Payments segment represented approximately 86% and 87% of the Company’s total revenue after any intersegment eliminations for the three and six months ended June 30, 2024, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality. The Business Payments segment represented approximately 14% of the Company’s total revenue after any intersegment eliminations for both the three and six months ended June 30, 2025. The Business Payments segment represented approximately 14% and 13% of the Company’s total revenue after any intersegment eliminations for the three and six months ended June 30, 2024, respectively.

The following table presents revenue, cost of services and gross profit for each reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Revenue
Consumer Payments	$70,474	$69,292	$142,417	$145,428
Business Payments	10,945	10,592	21,933	20,269
Elimination of intersegment revenues (1)	(5,793)	(4,978)	(11,399)	(10,071)
Total revenue	$75,626	$74,906	$152,951	$155,626
Cost of services (exclusive of depreciation and amortization)
Consumer Payments	$15,045	$13,746	$30,278	$30,292
Business Payments	3,359	2,575	6,790	5,204
Total cost of services (exclusive of depreciation and amortization)	$18,404	$16,321	$37,068	$35,496
Gross profit (2)
Consumer Payments	$55,429	$55,546	$112,139	$115,136
Business Payments	7,586	8,017	15,143	15,065
Elimination of intersegment revenues	(5,793)	(4,978)	(11,399)	(10,071)
Total gross profit	$57,222	$58,585	$115,883	$120,130

Total other operating expenses (3)	$162,126	$62,006	$224,407	$126,055
Total other income (expense)	(4,425)	(2,791)	(9,425)	(5,350)
Loss before income tax benefit (expense)	(109,329)	(6,212)	(117,949)	(11,275)
Income tax benefit (expense)	1,297	1,975	1,749	1,673
Net loss	$(108,032)	$(4,237)	$(116,200)	$(9,602)
(1)
Represents revenue eliminations between business units within the Consumer Payments segment and eliminations of intersegment revenues for consolidation purpose.
(2)
Represents revenue less costs of services (exclusive of depreciation and amortization).
(3)
Represents total operating expenses less costs of services (exclusive of depreciation and amortization).

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of June 30, 2025. The CODM reporting package does not include interest income (expense), net, depreciation and amortization, income tax benefit (expense) and discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

14. Subsequent Events

Management has evaluated subsequent events and their potential effects on these unaudited condensed consolidated financial statements.

Subsequent to June 30, 2025, the Company repurchased 3.1 million additional shares under the Share Repurchase Program through August 7, 2025. As of August 7, 2025, the Company has $23.0 million remaining capacity under the Share Repurchase Program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this section, "Repay", the “Company", "we", or "our" refer to Repay Holdings Corporation and its subsidiaries, unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

Forward-Looking Statements

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q for a discussion of certain uncertainties, risks and assumptions associated with forward-looking statements.

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

Macroeconomic Conditions

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), evolving U.S. trade policies, supply chain issues and slower growth. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time. Finally, the impact of all of these various events on our results in the first six months of 2025 may not be necessarily indicative of their impact on our results for the remainder of 2025.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. During the three and six months ended June 30, 2025 and 2024, our chargeback rate was less than 1% of our card payment volume.

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

Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Revenue	$75,626	$74,906	$152,951	$155,626
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	18,404	16,321	37,068	35,496
Selling, general and administrative	32,864	35,235	69,851	72,256
Depreciation and amortization	25,481	26,771	50,775	53,799
Impairment loss	103,781	—	103,781	—
Total operating expenses	180,530	78,327	261,475	161,551
Loss from operations	(104,904)	(3,421)	(108,524)	(5,925)
Other income (expense)
Interest income	1,197	1,463	2,553	2,755
Interest expense	(3,087)	(909)	(6,194)	(1,821)
Change in fair value of tax receivable liability	(2,509)	(3,366)	(5,531)	(6,279)
Other income (loss), net	(26)	21	(253)	(5)
Total other income (expense)	(4,425)	(2,791)	(9,425)	(5,350)
Loss before income tax expense	(109,329)	(6,212)	(117,949)	(11,275)
Income tax benefit (expense)	1,297	1,975	1,749	1,673
Net loss	$(108,032)	$(4,237)	$(116,200)	$(9,602)
Net loss attributable to non-controlling interest	(5,781)	(166)	(6,002)	(319)
Net loss attributable to the Company	$(102,251)	$(4,071)	$(110,198)	$(9,283)

Weighted-average shares of Class A common stock outstanding - basic and diluted	88,647,823	91,821,369	88,825,785	91,519,789

Loss per Class A share - basic and diluted	$(1.15)	$(0.04)	$(1.24)	$(0.10)

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenue

Total revenue was $75.6 million for the three months ended June 30, 2025, and $74.9 million for the three months ended June 30, 2024, an increase of $0.7 million or 0.9%. This increase was the result of newly signed clients and the growth of our existing clients, partially offset from impacts of previously announced client losses and political media spending in the second quarter of 2024 associated with the 2024 election cycle in our media payments business.

Cost of Services

Costs of services were $18.4 million for the three months ended June 30, 2025, and $16.3 million for the three months ended June 30, 2024, an increase of $2.1 million or 12.9%. This increase was the result of newly signed clients and the growth of our existing clients, partially offset from impacts of previously announced client losses and political media spending in the second quarter of 2024 associated with the 2024 election cycle in our media payments business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32.9 million for the three months ended June 30, 2025, and $35.2 million for the three months ended June 30, 2024, a decrease of $2.4 million or 6.8%, primarily due to a $3.6 million decrease in equity compensation expenses and a $0.5 million decrease in software and technology expenses, partially offset by a $1.6 million increase in transaction expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $25.5 million for the three months ended June 30, 2025, and $26.8 million for the three months ended June 30, 2024, a decrease of $1.3 million or 4.9%, primarily driven by a reduction in amortization in software.

Impairment Loss

We incurred a non-cash impairment loss of $103.8 million during the three months ended June 30, 2025, primarily due to a $103.2 million goodwill impairment loss related to the Consumer Payments segment. The fair value of the Consumer Payments reporting unit was primarily impacted by a change in the discount rate and the decrease to comparable publicly traded companies’ multiples.

Interest Income

Interest income was $1.2 million for the three months ended June 30, 2025, and $1.5 million for the three months ended June 30, 2024, due to lower average interest rates earned on our cash and cash equivalents.

Interest Expense

Interest expense was $3.1 million for the three months ended June 30, 2025, and $0.9 million for the three months ended June 30, 2024, due to a higher outstanding principal balance under the convertible senior notes.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability, of $2.5 million for the three months ended June 30, 2025, compared to a $3.4 million net loss for the three months ended June 30, 2024, a decrease of $0.9 million. This decrease was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of accretion and changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Income Tax Benefit

Income tax benefit was $1.3 million for the three months ended June 30, 2025. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation expense net tax shortfall and the impact of the recording of the non-cash impairment loss. The income tax benefit was $2.0 million for the three months ended June 30, 2024, which was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation expense net tax shortfall which is required to be reported discretely in the interim period in which they occur.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenue

Total revenue was $153.0 million for the six months ended June 30, 2025, and $155.6 million for the six months ended June 30, 2024, a decrease of $2.7 million or 1.7%. This decrease was the result of impacts of previously announced client losses and political media spending in the first half of 2024 associated with the 2024 election cycle in our media payments business, partially offset from newly signed clients and the growth of our existing clients.

Cost of Services

Costs of services were $37.1 million for the six months ended June 30, 2025, and $35.5 million for the six months ended June 30, 2024, an increase of $1.6 million or 4.5%. This increase was the result of newly signed clients and the growth of our existing clients, partially offset from impacts of previously announced client losses and political media spending in the first half of 2024 associated with the 2024 election cycle in our media payments business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $69.9 million for the six months ended June 30, 2025, and $72.3 million for the six months ended June 30, 2024, a decrease of $2.4 million or 3.3%, primarily due to a $2.7 million decrease in equity compensation expenses, partially offset by a $0.3 million increase in legal expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $50.8 million for the six months ended June 30, 2025, and $53.8 million for the six months ended June 30, 2024, a decrease of $3.0 million or 5.6%, primarily driven by a reduction in amortization in software.

Impairment Loss

We incurred a non-cash impairment loss of $103.8 million during the six months ended June 30, 2025, primarily due to a $103.2 million goodwill impairment loss related to the Consumer Payments segment. The fair value of the Consumer Payments reporting unit was primarily impacted by a change in the discount rate and the decrease to comparable publicly traded companies’ multiples.

Interest Income

Interest income was $2.6 million for the six months ended June 30, 2025, and $2.7 million for the six months ended June 30, 2024, due to lower average interest rates earned on our cash and cash equivalents.

Interest Expense

Interest expense was $6.2 million for the six months ended June 30, 2025, and $1.8 million for the six months ended June 30, 2024, due to a higher outstanding principal balance under the convertible senior notes.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $5.5 million for the six months ended June 30, 2025, compared to a $6.3 million net loss for the six months ended June 30, 2024, a decrease of $0.7 million. This decrease was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of accretion and changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Income Tax Benefit

Income tax benefit was $1.7 million for the six months ended June 30, 2025. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation expense net tax shortfall and the impact of the recording of the non-cash impairment loss. The income tax benefit was $1.7 million for the six months ended June 30, 2024, which was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation expense net tax shortfall and the state rate change impact on deferred taxes which are both required to be reported discretely in the interim period in which they occur.

Segments

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments.

The following table presents our segment revenue and selected performance measures.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Revenue
Consumer Payments	$70,474	$69,292	$142,417	$145,428
Business Payments	10,945	10,592	21,933	20,269
Elimination of intersegment revenues	(5,793)	(4,978)	(11,399)	(10,071)
Total revenue	$75,626	$74,906	$152,951	$155,626
Gross profit (1)
Consumer Payments	$55,429	$55,546	$112,139	$115,136
Business Payments	7,586	8,017	15,143	15,065
Elimination of intersegment revenues	(5,793)	(4,978)	(11,399)	(10,071)
Total gross profit	$57,222	$58,585	$115,883	$120,130

Total gross profit margin (2)	76%	78%	76%	77%
(1)
Gross profit represents revenue less cost of services (exclusive of depreciation and amortization).
(2)
Gross profit margin represents total gross profit / total revenue.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Consumer Payments

Revenue for the Consumer Payments segment was $70.5 million for the three months ended June 30, 2025 and $69.3 million for the three months ended June 30, 2024, representing a $1.2 million or 1.7% year-over-year increase. This increase was the result of newly signed clients and the growth of our existing clients, partially offset from impacts of previously announced client losses.

Gross profit for the Consumer Payments segment was $55.4 million for the three months ended June 30, 2025 and $55.5 million for the three months ended June 30, 2024, representing a $0.1 million or 0.2% year-over-year decrease. This decrease was the result of the growth from newly signed clients and existing clients being offset from impacts from previously announced client losses.

Business Payments

Revenue for the Business Payments segment was $10.9 million for the three months ended June 30, 2025 and $10.6 million for the three months ended June 30, 2024, representing a $0.4 million or 3.8% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients, which was partially offset from impacts from previously announced client losses and political media spending in the second quarter of 2024 associated with the 2024 election cycle in our media payments business.

Gross profit for the Business Payments segment was $7.6 million for the three months ended June 30, 2025 and $8.0 million for the three months ended June 30, 2024, representing a $0.4 million or 5.0% year-over-year decrease. This decrease was the result of the growth from newly signed clients and existing clients being offset from impacts from previously announced client losses and political media spending in the second quarter of 2024 associated with the 2024 election cycle in our media payments business.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Consumer Payments

Revenue for the Consumer Payments segment was $142.4 million for the six months ended June 30, 2025 and $145.4 million for the six months ended June 30, 2024, representing a $3.0 million or 2.1% year-over-year decrease. This decrease was the result of the growth from newly signed clients and existing clients being offset from impacts from previously announced client losses.

Gross profit for the Consumer Payments segment was $112.1 million for the six months ended June 30, 2025 and $115.1 million for the six months ended June 30, 2024, representing a $3.0 million or 2.6% year-over-year decrease. This decrease was the result of the growth from newly signed clients and existing clients being offset from impacts from previously announced client losses.

Business Payments

Revenue for the Business Payments segment was $21.9 million for the six months ended June 30, 2025 and $20.3 million for the six months ended June 30, 2024, representing a $1.7 million or 8.4% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients, which was partially offset from impacts from previously announced client losses and political media spending in the first half of 2024 associated with the 2024 election cycle in our media payments business.

Gross profit for the Business Payments segment was $15.1 million for the six months ended June 30, 2025 and $15.1 million for the six months ended June 30, 2024, representing a $0.1 million or 0.7% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients, which was partially offset from impacts from previously announced client losses and political media spending in the first half of 2024 associated with the 2024 election cycle in our media payments business.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three and six months ended June 30, 2025 and 2024 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three and six months ended June 30, 2025 and 2024.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended June 30,
($ in thousands)	2025	2024
Revenue	$75,626	$74,906
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$18,404	$16,321
Selling, general and administrative	32,864	35,235
Depreciation and amortization	25,481	26,771
Impairment loss	103,781	—
Total operating expenses	$180,530	$78,327
Loss from operations	$(104,904)	$(3,421)
Other income (expense)
Interest income	1,197	1,463
Interest expense	(3,087)	(909)
Change in fair value of tax receivable liability	(2,509)	(3,366)
Other income (loss), net	(26)	21
Total other income (expense)	(4,425)	(2,791)
Loss before income tax expense	(109,329)	(6,212)
Income tax benefit (expense)	1,297	1,975
Net loss	$(108,032)	$(4,237)

Add:
Interest income	(1,197)	(1,463)
Interest expense	3,087	909
Depreciation and amortization (a)	25,481	26,771
Income tax benefit	(1,297)	(1,975)
EBITDA	$(81,958)	$20,005

Non-cash impairment loss (b)	103,781	—
Non-cash change in fair value of assets and liabilities (c)	2,509	3,366
Share-based compensation expense (d)	3,049	5,874
Transaction expenses (e)	394	414
Restructuring and other strategic initiative costs (f)	2,724	2,584
Other non-recurring charges (g)	1,312	1,485
Adjusted EBITDA	$31,811	$33,728

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the six months ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2025	2024
Revenue	$152,951	$155,626
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$37,068	$35,496
Selling, general and administrative	69,851	72,256
Depreciation and amortization	50,775	53,799
Impairment loss	103,781	—
Total operating expenses	$261,475	$161,551
Loss from operations	$(108,524)	$(5,925)
Other income (expense)
Interest income	2,553	2,755
Interest expense	(6,194)	(1,821)
Change in fair value of tax receivable liability	(5,531)	(6,279)
Other income (loss), net	(253)	(5)
Total other income (expense)	(9,425)	(5,350)
Loss before income tax expense	(117,949)	(11,275)
Income tax benefit (expense)	1,749	1,673
Net loss	$(116,200)	$(9,602)

Add:
Interest income	(2,553)	(2,755)
Interest expense	6,194	1,821
Depreciation and amortization (a)	50,775	53,799
Income tax (benefit) expense	(1,749)	(1,673)
EBITDA	$(63,533)	$41,590

Non-cash impairment loss (b)	103,781	—
Non-cash change in fair value of assets and liabilities (c)	5,531	6,279
Share-based compensation expense (d)	9,094	12,797
Transaction expenses (e)	1,176	1,091
Restructuring and other strategic initiative costs (f)	6,235	4,768
Other non-recurring charges (g)	2,702	2,716
Adjusted EBITDA	$64,986	$69,241

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended June 30,
($ in thousands)	2025	2024
Revenue	$75,626	$74,906
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$18,404	$16,321
Selling, general and administrative	32,864	35,235
Depreciation and amortization	25,481	26,771
Impairment loss	103,781	—
Total operating expenses	$180,530	$78,327
Loss from operations	$(104,904)	$(3,421)
Interest income	1,197	1,463
Interest expense	(3,087)	(909)
Change in fair value of tax receivable liability	(2,509)	(3,366)
Other income (loss), net	(26)	21
Total other income (expense)	(4,425)	(2,791)
Loss before income tax expense	(109,329)	(6,212)
Income tax benefit (expense)	1,297	1,975
Net loss	$(108,032)	$(4,237)

Add:
Amortization of acquisition-related intangibles (h)	19,506	19,702
Non-cash impairment loss (b)	103,781	—
Non-cash change in fair value of assets and liabilities (c)	2,509	3,366
Share-based compensation expense (d)	3,049	5,874
Transaction expenses (e)	394	414
Restructuring and other strategic initiative costs (f)	2,724	2,584
Other non-recurring charges (g)	1,312	1,485
Non-cash interest expense (i)	809	712
Pro forma taxes at effective rate (j)	(6,969)	(8,138)
Adjusted Net Income	$19,083	$21,762

Shares of Class A common stock outstanding (on an as-converted basis) (k)	93,937,366	97,665,464
Adjusted Net Income per share	$0.20	$0.22

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the six months ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2025	2024
Revenue	$152,951	$155,626
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$37,068	$35,496
Selling, general and administrative	69,851	72,256
Depreciation and amortization	50,775	53,799
Impairment loss	103,781	—
Total operating expenses	$261,475	$161,551
Loss from operations	$(108,524)	$(5,925)
Other expenses
Interest income	2,553	2,755
Interest expense	(6,194)	(1,821)
Change in fair value of tax receivable liability	(5,531)	(6,279)
Other income (loss), net	(253)	(5)
Total other income (expense)	(9,425)	(5,350)
Loss before income tax expense	(117,949)	(11,275)
Income tax benefit (expense)	1,749	1,673
Net loss	$(116,200)	$(9,602)

Add:
Amortization of acquisition-related intangibles (h)	38,835	39,438
Non-cash impairment loss (b)	103,781	—
Non-cash change in fair value of assets and liabilities (c)	5,531	6,279
Share-based compensation expense (d)	9,094	12,797
Transaction expenses (e)	1,176	1,091
Restructuring and other strategic initiative costs (f)	6,235	4,768
Other non-recurring charges (g)	2,702	2,716
Non-cash interest expense (i)	1,619	1,424
Pro forma taxes at effective rate (j)	(13,411)	(14,771)
Adjusted Net Income	$39,362	$44,140

Shares of Class A common stock outstanding (on an as-converted basis) (k)	94,146,654	97,363,884
Adjusted Net Income per share	$0.42	$0.45

(a)
See footnote (h) for details on amortization and depreciation expenses.
(b)
Reflects non-cash goodwill impairment loss primarily related to the Consumer Payments segment.
(c)
Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(d)
Represents compensation expense associated with equity compensation plans.
(e)
Primarily consists of professional service fees incurred in connection with prior transactions.
(f)
Reflects costs associated with reorganization of operations, consulting fees related to processing services and other operational improvements, including restructuring and integration activities related to acquired businesses, that were not in the ordinary course.
(g)
For the three and six months ended June 30, 2025 and 2024, reflects franchise taxes and other non-income based taxes, non-recurring legal and other litigation expenses and payments made to third-parties in connection with our IT security and personnel.
(h)
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Acquisition-related intangibles	$19,506	$19,702	$38,835	$39,438
Software	5,815	6,856	11,297	13,569
Amortization	$25,321	$26,558	$50,132	$53,007
Depreciation	160	213	643	792
Total Depreciation and amortization (1)	$25,481	$26,771	$50,775	$53,799
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
(k)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three and six months ended June 30, 2025 and 2024. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average shares of Class A common stock outstanding - basic	88,647,823	91,821,369	88,825,785	91,519,789
Add: Non-controlling interests
Weighted average Post-Merger Repay Units exchangeable for Class A common stock	5,289,543	5,844,095	5,320,869	5,844,095
Shares of Class A common stock outstanding (on an as-converted basis)	93,937,366	97,665,464	94,146,654	97,363,884

Adjusted EBITDA for the three months ended June 30, 2025 and 2024 was $31.8 million and $33.7 million, respectively, representing a 5.7% year-over-year decrease. Adjusted EBITDA for the six months ended June 30, 2025 and 2024 was $65.0 million and $69.2 million, respectively, representing a 6.1% year-over-year decrease.

Adjusted Net Income for the three months ended June 30, 2025 and 2024 was $19.1 million and $21.8 million, respectively, representing a 12.3% year-over-year decrease. Adjusted Net Income for the six months ended June 30, 2025 and 2024 was $39.4 million and $44.1 million, respectively, representing a 10.8% year-over-year decrease.

Net loss attributable to the Company for the three months ended June 30, 2025 and 2024 was $102.3 million and $4.1 million, respectively. Net loss attributable to the Company for the six months ended June 30, 2025 and 2024 was $110.2 million and $9.3 million, respectively.

The decreases in Adjusted EBITDA and Adjusted Net Income and increase in net loss attributable to the Company for the three and six months ended June 30, 2025 were primarily due to the organic growth of our business from newly signed clients, the growth of existing clients and cost savings initiatives being more than offset from impacts from previously announced client losses and political media spending in the first half of 2024 associated with the 2024 election cycle in our media payments business. In addition, the increase in net loss attributable to the Company for the three and six months ended June 30, 2025 were impacted by the goodwill impairment loss.

Seasonality

We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenues as a result of consumer spending and political media spending patterns. Revenues during the first quarter of the calendar year tend to increase in comparison to the remaining three quarters of the calendar year. This increase is due to consumers’ receipt of tax refunds and the increases in repayment activity levels that follow. In addition, Business Payments revenue from clients in our media payments business is cyclical. Revenue connected to political advertising spending increases significantly during the third and fourth quarter of election years, such as the mid-term and presidential election cycles. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the similar seasonal factors as our revenues.

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of June 30, 2025, we had $162.6 million of cash and cash equivalents and available borrowing capacity of $250.0 million under the Second Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $46.4 million as of June 30, 2025. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make principal payments and interest payments on, refinance or repurchase our outstanding indebtedness, repurchase stock under our Share Repurchase Program, and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the following five years.

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

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). On May 8, 2025, our board of directors approved the increase of its authorized Share Repurchase Program to up to $75 million. The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. During the three months ended June 30, 2025, we repurchased approximately 4.8 million shares for $22.6 million. As of June 30, 2025, we have $38.6 million remaining capacity under the Share Repurchase Program. Subsequent to June 30, 2025, we have repurchased 3.1 million additional shares under the Share Repurchase Program through August 7, 2025.

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Net cash provided by operating activities	$35,568	$55,780
Net cash used in activities	(21,002)	(22,820)
Net cash used in financing activities	(42,295)	(3,069)

Cash Flow from Operating Activities

Net cash provided by operating activities was $35.6 million and $55.8 million for the six months ended June 30, 2025 and 2024, respectively, which reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $21.0 million for the six months ended June 30, 2025, due to the capitalization of software development activities.

Net cash used in investing activities was $22.8 million for the six months ended June 30, 2024, due to the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash used in financing activities was $42.3 million for the six months ended June 30, 2025, due to shares repurchased under the Share Repurchase Program, a payment under the TRA and the payments for tax withholding related to shares vesting under the Incentive Plan and ESPP.

Net cash used in financing activities was $3.1 million for the six months ended June 30, 2024, due to the payments for tax withholding related to shares vesting under the Incentive Plan and ESPP.

Indebtedness

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

As of June 30, 2025, the Second Amended Credit Agreement provided for a revolving credit facility of $250.0 million. As of June 30, 2025, we had $0 million drawn against the revolving credit facility. We paid $0.2 million and $0.3 million in fees related to unused commitments for the three and six months ended June 30, 2025, respectively. We paid $0.1 million and $0.2 million in fees related to unused commitments for the three and six months ended June 30, 2024, respectively.

Convertible Senior Notes

On January 19, 2021, we issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). $40.0 million in aggregate principal amount of such 2026 Notes were sold in the 2026 Notes offering in connection with the full exercise of the initial purchasers’ option to purchase such additional 2026 Notes pursuant to the purchase agreement. Upon conversion, we may choose to pay or deliver cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed. On July 8, 2024, we used approximately $200.0 million of proceeds from the offering of 2029 Notes and approximately $5.1 million of cash on hand to repurchase $220.0 million in aggregate principal amount of the 2026 Notes in connection with the 2029 Notes offering.

On July 8, 2024, we issued $287.5 million aggregate principal amount of 2.875% Convertible Senior Notes due 2029 (the “2029 Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. $27.5 million aggregate principal amount of the 2029 Notes were sold in connection with the full exercise of the initial purchasers’ option to purchase such additional 2029 Notes offering pursuant to the purchase agreement. We will settle conversions of the 2029 Notes by paying cash up to the aggregate principal amount of the 2029 Notes to be converted and cash, shares of Class A common stock or a combination of cash and shares, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted. The 2029 Notes bear interest at a fixed rate of 2.875% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2025. The 2029 Notes will mature on July 15, 2029, unless earlier repurchased, redeemed, or converted in accordance with their terms.

As of June 30, 2025, we had convertible senior notes outstanding of $498.4 million, net of deferred issuance costs, under the 2026 Notes and 2029 Notes. We were in compliance with the related restrictive covenants. Additionally, we currently expect that we will remain in compliance with the restrictive covenants under the 2026 Notes, the 2029 Notes and the Second Amended Credit Agreement, prospectively.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

There have been no significant changes to our critical accounting policies and critical accounting estimates for the six months ended June 30, 2025. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, for a complete discussion of critical accounting policies and critical accounting estimates.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our revolving credit facility under the Second Amended Credit Agreement has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and SOFR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of June 30, 2025, we had convertible senior notes of $498.4 million, net of deferred issuance costs outstanding. As of December 31, 2024, we had convertible senior notes of $496.8 million, net of deferred issuance costs, outstanding. The borrowings under the Second Amended Credit Agreement accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 0.75% to 1.75% or at an adjusted SOFR rate plus a margin of 1.75% to 2.75% under the Second Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Second Amended Credit Agreement.

We may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures.

Foreign Currency Exchange Rate Risk

Invoices for our services are denominated in U.S. dollars and Canadian dollars. We do not expect our future operating results to be significantly affected by foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes such purchases of Class A common stock made by us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) for the three months ended June 30, 2025:

	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
April 1- 30, 2025	619		$4.39	—	$61,217,871
May 1 - 31, 2025	1,667,033	(3)	4.39	1,411,298	(6,269,040)
June 1 - 30, 2025	3,356,296		4.88	3,353,168	(16,375,767)
Total	5,023,948		$4.72	4,764,466	$38,573,064

(1)
Includes 9,680 shares that we withheld pursuant to the Incentive Plan and the ESPP in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan and share purchases under the ESPP, which, in each case, we withheld at fair market value on the applicable vesting date or purchase date.
(2)
On May 16, 2022, our board of directors approved the Share Repurchase Program under which we may repurchase up to $50 million of our outstanding Class A common stock. On May 8, 2025, our board of directors approved the increase of its authorized Share Repurchase Program to up to $75 million. The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs.
(3)
Includes 249,802 shares purchased in the open market by entities and/or trusts related to John Morris, our Chief Executive Officer, who could be deemed an affiliated purchaser.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act), except as follows:

On June 13, 2025, Tyler B. Dempsey, our General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defenses of Rule 10b5-1(c) for the sale of up to 90,000 shares of our Class A common stock. The duration of this trading arrangement is until May 8, 2026 (or earlier if all transactions under the trading arrangement have been completed or certain other events occur).

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Certificate of Corporate Domestication of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 17, 2019).

3.2(a)	Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 17, 2019).

3.2(b)	Amendment to the Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2022).

3.3	Second Amended and Restated Bylaws of Repay Holdings Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 8, 2024) .

31.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company’s Form 10‑Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes In Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: August 11, 2025	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Thomas E. Sullivan
Thomas E. Sullivan
Interim Chief Financial Officer
(Principal Financial Officer)