Form 10-Q
period 2025-09-30
Repay Holdings Corp
filed 2025-11-10
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, there are 86,062,133 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 4,477,781 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V common stock, par value of $0.0001 per share, outstanding. As of November 6, 2025, the holders of such outstanding shares of Class V common stock also hold 5,285,883 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended September 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, anticipated benefits from our recent acquisitions, expected demand on our product offerings, including further implementation of electronic payment options and statements regarding our market and growth opportunities, and our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to: exposure to economic conditions and political risk affecting the consumer loan market, the receivables management industry and consumer and commercial spending, including bank failures or other adverse events affecting financial institutions, inflationary pressures, evolving U.S. trade policies, U.S. government shutdown, general economic slowdown or recession; changes in the payment processing market in which we compete, including with respect to its competitive landscape, technology evolution or regulatory changes; changes in the vertical markets that we target, including the regulatory environment applicable to our clients; the ability to retain, develop and hire key personnel; risks relating to our relationships within the payment ecosystem; risk that we may not be able to execute our growth strategies, including identifying and executing acquisitions; risks relating to data security; changes in accounting policies applicable to us; the risk that we may not be able to maintain effective internal controls; and those risks described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

($ in thousands)	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$95,691	$189,530
Current restricted cash	34,595	35,654
Accounts receivable, net	33,215	32,950
Prepaid expenses and other	16,696	17,114
Total current assets	180,197	275,248

Property and equipment, net	1,407	2,383
Noncurrent restricted cash	11,622	11,525
Intangible assets, net	345,773	389,034
Goodwill	613,012	716,793
Operating lease right-of-use (“ROU”) assets, net	9,662	11,142
Deferred tax assets	166,962	163,283
Other assets	4,854	2,500
Total noncurrent assets	1,153,292	1,296,660
Total assets	$1,333,489	$1,571,908

Liabilities
Accounts payable	$22,990	$28,912
Accrued expenses	50,655	55,501
Current maturities of long-term debt	146,289	—
Current operating lease liabilities	1,577	1,230
Current tax receivable agreement ($0 and $2,413 held for related parties as of September 30, 2025 and December 31, 2024, respectively)	—	16,337
Other current liabilities	769	267
Total current liabilities	222,280	102,247

Long-term debt	279,536	496,778
Noncurrent operating lease liabilities	9,158	10,507
Tax receivable agreement, net of current portion ($22,337 and $25,134 held for related parties as of September 30, 2025 and December 31, 2024, respectively)	197,568	187,308
Other liabilities	2,533	1,899
Total noncurrent liabilities	488,795	696,492
Total liabilities	$711,075	$798,739

Commitments and contingencies (Note 9)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized; 94,946,499 issued and 81,570,610 outstanding as of September 30, 2025; 93,732,227 issued and 88,239,494 outstanding as of December 31, 2024	8	9
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Treasury stock, 13,375,889 and 5,492,733 as of September 30, 2025 and December 31, 2024, respectively	(92,033)	(53,782)
Additional paid-in capital	1,159,367	1,148,871
Accumulated deficit	(450,438)	(333,826)
Total Repay stockholders' equity	$616,904	$761,272
Non-controlling interests	5,510	11,897
Total equity	$622,414	$773,169
Total liabilities and equity	$1,333,489	$1,571,908

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Revenue	$77,725	$79,145	$230,676	$234,771
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	19,935	17,584	57,003	53,080
Selling, general and administrative	35,159	36,707	105,010	108,963
Depreciation and amortization	25,640	25,529	76,415	79,328
Impairment loss	—	—	103,781	—
Total operating expenses	80,734	79,820	342,209	241,371
Loss from operations	(3,009)	(675)	(111,533)	(6,600)
Other income (expense)
Interest income	911	1,608	3,464	4,363
Interest expense	(3,085)	(2,918)	(9,279)	(4,739)
Gain on extinguishment of debt	1,374	13,136	1,374	13,136
Change in fair value of tax receivable liability	(4,607)	(6,479)	(10,138)	(12,758)
Other income (loss), net	(9)	67	(262)	62
Total other income (expense)	(5,416)	5,414	(14,841)	64
Income (loss) before income tax benefit (expense)	(8,425)	4,739	(126,374)	(6,536)
Income tax benefit (expense)	1,808	(1,524)	3,557	149
Net income (loss)	$(6,617)	$3,215	$(122,817)	$(6,387)
Less: Net loss attributable to non-controlling interests	(203)	(28)	(6,205)	(347)
Net income (loss) attributable to the Company	$(6,414)	$3,243	$(116,612)	$(6,040)

Income (loss) per Class A share attributable to the Company:
Basic	$(0.08)	$0.04	$(1.34)	$(0.07)
Diluted	$(0.08)	$0.03	$(1.34)	$(0.07)
Weighted-average shares outstanding:
Basic	82,579,954	88,263,285	86,720,963	90,426,364
Diluted	82,579,954	103,129,907	86,720,963	90,426,364

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at June 30, 2024	91,571,033	$9	100	$-	$1,160,879	$(12,528)	$(332,953)	$15,318	$830,725
Exchange of Post-Merger Repay Units	115,615	-		-	304	-	-	(304)	-
Release of share awards vested under Incentive Plan	72,570	-		-	-	-	-	-	-
Tax withholding related to shares vesting under Incentive Plan	(21,217)	-		-	(231)	-	-	-	(231)
Treasury shares repurchased	(4,076,223)	-		-	(360)	(41,254)	-	37	(41,577)
Stock options exercised	58,892	-		-	396			(1)	395
Stock-based compensation	-	-		-	6,467	-	-	-	6,467
Purchase of capped calls related to issuance of the 2029 Notes	-	-		-	(29,295)	-	-	-	(29,295)
Net income (loss)	-	-		-	-	-	3,243	(28)	3,215
Balance at September 30, 2024	87,720,670	$9	100	$-	$1,138,160	$(53,782)	$(329,710)	$15,022	$769,699

Balance at June 30, 2025	84,629,308	$9	100	$-	$1,154,141	$(76,427)	$(444,024)	$5,705	$639,404
Exchange of Post-Merger Repay Units	3,660	-		-	4	-	-	(4)	-
Release of share awards vested under Incentive Plan	79,191	-		-	-	-	-	-	-
Tax withholding related to shares vesting under Incentive Plan	(22,859)	-		-	(121)	-	-	-	(121)
Treasury shares repurchased	(3,118,690)	(1)		-	(165)	(15,606)	-	12	(15,760)
Stock options exercised	-	-		-	-	-	-	-	-
Stock-based compensation	-	-		-	5,508	-	-	-	5,508
Net loss	-	-		-	-	-	(6,414)	(203)	(6,617)
Balance at September 30, 2025	81,570,610	$8	100	$-	$1,159,367	$(92,033)	$(450,438)	$5,510	$622,414

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited) (Continued)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at December 31, 2023	90,803,984	$9	100	$-	$1,151,324	$(12,528)	$(323,670)	$15,653	$830,788
Exchange of Post-Merger Repay Units	115,615	-		-	304	-	-	(304)	-
Release of share awards vested under Incentive Plan and ESPP	1,098,165	-		-	1	-	-	(1)	-
Tax withholding related to shares vesting under Incentive Plan and ESPP	(279,763)	-		-	(2,726)	-	-	6	(2,720)
Treasury shares repurchased	(4,076,223)	-		-	(360)	(41,254)	-	37	(41,577)
Stock options exercised	58,892	-		-	396	-	-	(1)	395
Stock-based compensation	-	-		-	18,516	-	-	(21)	18,495
Purchase of capped calls related to issuance of the 2029 Notes	-	-		-	(29,295)	-	-	-	(29,295)
Net loss	-	-		-	-	-	(6,040)	(347)	(6,387)
Balance at September 30, 2024	87,720,670	$9	100	$-	$1,138,160	$(53,782)	$(329,710)	$15,022	$769,699

Balance at December 31, 2024	88,239,494	$9	100	$-	$1,148,871	$(53,782)	$(333,826)	$11,897	$773,169
Exchange of Post-Merger Repay Units	93,660	-		-	201	-	-	(201)	-
Release of share awards vested under Incentive Plan and ESPP	1,618,254	-		-	-	-	-	-	-
Tax withholding related to shares vesting under Incentive Plan and ESPP	(497,642)	-		-	(3,437)	-	-	4	(3,433)
Treasury shares repurchased	(7,883,156)	(1)		-	(186)	(38,251)	-	33	(38,405)
Stock-based compensation	-	-		-	13,918	-	-	(18)	13,900
Net loss	-	-		-	-	-	(116,612)	(6,205)	(122,817)
Balance at September 30, 2025	81,570,610	$8	100	$-	$1,159,367	$(92,033)	$(450,438)	$5,510	$622,414

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(122,817)	$(6,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,415	79,328
Stock based compensation	13,900	18,495
Amortization of debt issuance costs	2,397	2,185
Gain on extinguishment of debt	(1,374)	(13,136)
Other loss	267	—
Fair value change in tax receivable agreement liability	10,138	12,758
Impairment loss	103,781	—
Deferred tax benefit	(3,557)	(149)
Change in accounts receivable	(265)	(5,107)
Change in prepaid expenses and other	418	279
Change in operating lease ROU assets	1,480	(3,541)
Change in other assets	(2,354)	—
Change in accounts payable	(5,922)	6,762
Change in accrued expenses and other	(4,846)	19,339
Change in operating lease liabilities	(1,002)	3,281
Change in other liabilities	1,136	1,731
Net cash provided by operating activities	67,795	115,838
Cash flows from investing activities
Purchases of property and equipment	(199)	(782)
Capitalized software development costs	(32,246)	(33,278)
Net cash used in investing activities	(32,445)	(34,060)
Cash flows from financing activities
Issuance of long-term debt	—	287,500
Payments on long-term debt	(71,976)	(205,150)
Payments of debt issuance costs	—	(9,350)
Payments for tax withholding related to shares vesting under Incentive Plan and ESPP	(3,433)	(2,720)
Treasury shares repurchased	(38,405)	(41,577)
Stock options exercised	—	395
Purchase of capped calls related to issuance of the 2029 Notes	—	(39,186)
Payment of Tax Receivable Agreement (“TRA”)	(16,337)	(580)
Net cash used in financing activities	(130,151)	(10,668)
(Decrease) increase in cash, cash equivalents and restricted cash	(94,801)	71,110
Cash, cash equivalents and restricted cash at beginning of period	$236,709	$144,145
Cash, cash equivalents and restricted cash at end of period	$141,908	$215,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,114	$643
Income taxes (net of refunds received)	$1,703	$2,045

Reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$95,691	$168,715
Current restricted cash	34,595	30,818
Noncurrent restricted cash	11,622	15,722
Total cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	$141,908	$215,255

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

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently in the process of evaluating the effects of ASU 2025-05 on its Consolidated Financial Statements.

Accounting for Internal-Use Software

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40 and requires an entry to start capitalizing software costs when

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

both of the following occur: (1) Management has authorized and committed to funding the software project; (2) It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently in the process of evaluating the effects of ASU 2025-06 on its Consolidated Financial Statements.

3. Revenue

Disaggregation of revenue

The Company’s revenue is from two types of relationships: (i) direct relationships and (ii) indirect relationships. The following table presents the Company’s revenue disaggregated by segment and by the type of relationship for the periods indicated.

	Three Months Ended September 30, 2025
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$69,340	$11,818	$(6,006)	$75,152
Indirect relationships	2,381	192	—	2,573
Total Revenue	$71,721	$12,010	$(6,006)	$77,725

	Three Months Ended September 30, 2024
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$66,772	$15,083	$(5,341)	$76,514
Indirect relationships	2,417	214	—	2,631
Total Revenue	$69,189	$15,297	$(5,341)	$79,145

	Nine Months Ended September 30, 2025
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$206,490	$33,328	$(17,405)	$222,413
Indirect relationships	7,648	615	—	8,263
Total Revenue	$214,138	$33,943	$(17,405)	$230,676

	Nine Months Ended September 30, 2024
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues	Total
Revenue
Direct relationships	$206,857	$34,928	$(15,412)	$226,373
Indirect relationships	7,760	638	—	8,398
Total Revenue	$214,617	$35,566	$(15,412)	$234,771

When the Company’s right to consideration for performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount the Company has billed to the client is recognized as a contract asset. The contract asset balance was $2.8 million and $1.7

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

million as of September 30, 2025 and December 31, 2024, respectively, and is included within Prepaid expenses and other in the Condensed Consolidated Balance Sheets.

As of September 30, 2025 and December 31, 2024, the Company recorded deferred commissions of $2.4 million and $0, net of amortization, respectively, within Other assets in the Condensed Consolidated Balance Sheets. The amortization of deferred commissions is recorded within Selling, general and administrative in the Condensed Consolidated Statements of Operations.

4. Earnings Per Share

During the three and nine months ended September 30, 2025 and the nine months ended September 30, 2024, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested share-based awards, outstanding stock options, outstanding employee stock purchase plan (“ESPP”) purchase rights and the Company’s convertible senior notes would have been anti-dilutive. During the three months ended September 30, 2024, the aggregate principal amount of the 2029 Notes is not included in the computation of senior notes convertible into Class A common stock as the Company is required to settle such amount in cash. The Company may elect to settle the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted in cash, shares of the Company’s Class A common stock, or a combination of cash and shares. Because the average market price of the Company’s Class A common stock for the period was less than the conversion price, there are no incremental shares to be considered in the computation of senior notes convertible into Class A common stock.

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Net income (loss) attributable to the Company	$(6,414)	$3,243	$(116,612)	$(6,040)

Weighted average shares of Class A common stock outstanding - basic	82,579,954	88,263,285	86,720,963	90,426,364
Add weighted average effect of dilutive common stock equivalent shares:
Post-Merger Repay Units exchangeable for Class A common stock		5,811,526
Unvested share-based awards of Class A common stock		2,413,385
Outstanding stock options of Class A common stock		90,267
Outstanding ESPP purchase rights for Class A common stock		3,825
2026 Notes convertible into Class A common stock		6,547,619
Weighted average shares of Class A common stock outstanding - diluted	82,579,954	103,129,907	86,720,963	90,426,364

Income (loss) per share of Class A common stock outstanding - basic	$(0.08)	$0.04	$(1.34)	$(0.07)
Income (loss) per share of Class A common stock outstanding - diluted	$(0.08)	$0.03	$(1.34)	$(0.07)

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and the nine months ended September 30, 2024, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025	2024
Post-Merger Repay Units exchangeable for Class A common stock	5,285,883	5,285,883	5,728,480
Unvested share-based awards of Class A common stock (1)	7,213,171	7,213,171	6,578,521
Outstanding stock options for Class A common stock	802,723	802,723	1,089,930
Outstanding ESPP purchase rights for Class A common stock	68,233	68,233	57,790
Senior notes convertible into Class A common stock	4,360,357	4,360,357	6,547,619
Share equivalents excluded from loss per share	17,730,367	17,730,367	20,002,340

(1)
Represents unvested PSUs to be paid out at 100% target level.

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

	September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$95,691	$—	$—	$95,691
Restricted cash	46,217	—	—	46,217
Other assets	—	2,500	—	2,500
Total assets	$141,908	$2,500	$—	$144,408
Liabilities:
Borrowings	$—	$397,640	$—	$397,640
Tax receivable agreement	—	—	197,568	197,568
Total liabilities	$—	$397,640	$197,568	$595,208

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$189,530	$—	$—	$189,530
Restricted cash	47,179	—	—	47,179
Other assets	—	2,500	—	2,500
Total assets	$236,709	$2,500	$—	$239,209
Liabilities:
Borrowings	$—	$482,852	$—	$482,852
Tax receivable agreement	—	—	203,645	203,645
Total liabilities	$—	$482,852	$203,645	$686,497

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Borrowings

The revolving credit facility and convertible senior notes are measured at amortized cost, which the carrying value is unpaid principal net of unamortized debt discount and debt issuance costs (“DDIC”). The estimated fair value of the revolving credit facility approximates the unpaid principal because its interest rate approximates market interest rates. The estimated fair value of convertible senior notes is determined using the quoted prices from over-the-counter markets. The estimated fair value of the Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the market interest rates and quoted prices are generally observable and do not contain a high level of subjectivity. As of September 30, 2025 and December 31, 2024, the Company had $0 drawn against the revolving credit facility.

The following table provides the carrying value and estimated fair value of borrowings. See Note 8. Borrowings for further discussion on borrowings.

	September 30, 2025
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
2026 Notes	$146,508	$(219)	$146,289	$143,486
2029 Notes	287,500	(6,361)	281,139	254,154
Revolving credit facility	—	(1,603)	(1,603)	—
Total borrowings	$434,008	$(8,183)	$425,825	$397,640

	December 31, 2024
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
2026 Notes	$220,000	$(1,175)	$218,825	$206,133
2029 Notes	287,500	(7,550)	279,950	276,719
Revolving credit facility	—	(1,997)	(1,997)	—
Total borrowings	$507,500	$(10,722)	$496,778	$482,852

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Company used a discount rate, also referred to as the Early Termination Rate, as defined in the TRA, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 5.96% was applied to the forecasted TRA payments at September 30, 2025, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. During the nine months ended September 30, 2025, the TRA balance was adjusted by $6.1 million through exchanges, a payment, accretion expense and a valuation adjustment, related to a change in the discount rate, which was 6.21% as of December 31, 2024.

The following table provides a rollforward of the TRA related to the acquisition and exchanges of Post-Merger Repay Units. See Note 12. Taxation for further discussion on the TRA.

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Balance at beginning of period	$203,645	$188,911
Purchases	122	185
Payments	(16,337)	(580)
Accretion expense	8,936	10,182
Valuation adjustment	1,202	2,575
Balance at end of period	$197,568	$201,273

6. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of September 30, 2025 and December 31, 2024, the indefinite-lived intangible assets consist of one trade name, arising from the acquisition of Hawk Parent.

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$523,000	$281,995	$241,005	4.58
Channel relationships	30,085	10,157	19,928	6.62
Software costs	134,113	69,273	64,840	1.45
Trade name	20,000	—	20,000	—
Balance as of September 30, 2025	$707,198	$361,425	$345,773	4.06

Client relationships	$523,000	$242,458	$280,542	5.33
Channel relationships	29,885	7,904	21,981	7.36
Software costs	139,444	72,945	66,499	1.00
Non-compete agreements	180	168	12	0.34
Trade name	20,000	—	20,000	—
Balance as of December 31, 2024	$712,509	$323,475	$389,034	4.55

The Company’s amortization expense for intangible assets was $25.4 million and $75.5 million for the three and nine months ended September 30, 2025, respectively. The Company’s amortization expense for intangible assets was $25.1 million and $78.1 million for the three and nine months ended September 30, 2024, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future Amortization Expense
Remainder of 2025	$24,794
2026	88,934
2027	72,980
2028	58,715
2029	41,780
Thereafter	38,570

7. Goodwill

The following table presents changes to goodwill by segment for the nine months ended September 30, 2025.

($ in thousands)	Consumer Payments	Business Payments	Total
Balance at December 31, 2024	$573,869	$142,924	$716,793
Impairment Loss	(103,200)	(581)	(103,781)
Balance at September 30, 2025	$470,669	$142,343	$613,012

After considering the decline in the Company’s stock price during the second quarter of 2025, the Company considered goodwill impairment triggering events and determined that goodwill was more likely than not impaired. The Company performed a quantitative analysis using both a discounted cash flow method and a market comparable method of estimating fair value and concluded that goodwill associated with the Consumer Payments reporting unit was impaired as of June 30, 2025. The fair value of the Consumer Payments reporting unit was primarily impacted by a change in the discount rate and the decrease to comparable company multiples. The Company recognized an impairment loss of $103.2 million on goodwill related to the Consumer Payments segment and an impairment loss of $0.6 million related to the Business Payments segment within the Impairment loss in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 As of September 30, 2025, accumulated impairment losses were $103.2 million for the Consumer Payments segment and $76.3 million for the Business Payments segment. As of December 31, 2024, accumulated impairment losses were $75.7 million for the Business Payments segment and no accumulated impairment losses for the Consumer Payments segment.

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

As of September 30, 2025, the Company had $0 drawn against the revolving credit facility. The Company paid $0.2 million and $0.5 million in fees related to unused commitments for the three and nine months ended September 30, 2025, respectively. The Company paid $0.2 million and $0.4 million in fees related to unused commitments for the three and nine months ended September 30, 2024, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Convertible Senior Notes

On January 19, 2021, the Company issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement. The initial conversion rate of any 2026 Notes was 29.7619 shares of Class A common stock per $1,000 principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $33.60 per share of Class A common stock). Upon conversion of the 2026 Notes, the Company may choose to pay or deliver cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed. Subject to Nasdaq requirements, the Company controls the conversion rights prior to November 3, 2025, unless a fundamental change or an event of default occurs. On July 8, 2024, the Company repurchased $220.0 million in aggregate principal amount of the 2026 Notes at a discount based on the quoted prices from over-the-counter markets, with a cash payment of $205.2 million. The repurchase of the 2026 Notes resulted in a gain of $13.1 million, net of a write-off of debt issuance costs relating to the repurchased principal during the year ended December 31, 2024, and was recorded within Gain on extinguishment of debt in the Company’s Consolidated Statements of Operations. On August 22, 2025, the Company repurchased $73.5 million in aggregate principal amount of the 2026 Notes at a discount, for a total cash consideration of $72.0 million. The transaction resulted in a gain on extinguishment of debt of $1.4 million, net of a write-off of unamortized debt issuance costs associated with the repurchased principal. This gain was recognized within Gain on extinguishment of debt in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2025.

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

During the nine months ended September 30, 2025, the conversion contingencies of the convertible senior notes were not met, and the conversion terms of the 2026 Notes and 2029 Notes were not significantly changed. The Company’s interest expense on the convertible senior notes was $2.1 million and $6.2 million for the three and nine months ended September 30, 2025, respectively. The Company’s interest expense on the convertible senior notes was $1.9 million for both the three and nine months ended September 30, 2024.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the total borrowings under the credit agreements and convertible senior notes:

($ in thousands)	September 30, 2025	December 31, 2024
Non-current indebtedness:
Convertible senior notes:
2026 Notes	$146,508	$220,000
2029 Notes	287,500	287,500
Total borrowings	434,008	507,500
Less: Current maturities of long-term debt	146,289	—
Less: Debt issuance cost (1)	8,183	10,722
Total non-current borrowings	$279,536	$496,778

(1)
The Company incurred $0.8 million and $2.4 million of interest expense for the amortization of deferred debt issuance costs for the three and nine months ended September 30, 2025, respectively. The Company incurred $0.8 million and $2.2 million of interest expense for the amortization of deferred debt issuance costs for the three and nine months ended September 30, 2024, respectively.

The following is a summary of principal maturities of long‑term debt for each of the next five years ending December 31 and in the aggregate:

($ in thousands)
2025	$—
2026	146,508
2027	—
2028	—
2029	287,500
$434,008

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

During the three and nine months ended September 30, 2025, the Company recognized sublease income of $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized sublease income of $0.1 million and $0.2 million, respectively. Sublease income is recorded within Other (loss) income in the Company’s Condensed Consolidated Statements of Operations.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The components of lease cost are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Components of total lease costs:
Operating lease cost	$602	$523	$1,809	$1,380
Short-term lease cost	6	6	18	18
Total lease cost	$608	$529	$1,827	$1,398

Amounts reported in the Condensed Consolidated Balance Sheets were as follows:

($ in thousands)	September 30, 2025	December 31, 2024
Operating leases:
ROU assets	$9,662	$11,142
Lease liability, current	1,577	1,230
Lease liability, long-term	9,158	10,507
Total lease liabilities	$10,735	$11,737

Weighted-average remaining lease term (in years)	5.0	5.6
Weighted-average discount rate (annualized)	6.3%	6.2%

Other information related to leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$353	$560	$1,316	$1,659
ROU assets obtained in exchange for lease liabilities:
Operating leases	—	6,262	—	6,262

The following table presents a maturity analysis of the Company’s operating leases liabilities as of September 30, 2025:

($ in thousands)
2025	$559
2026	2,148
2027	2,028
2028	1,867
2029	1,674
Thereafter	5,039
Total undiscounted lease payments	13,315
Less: Imputed interest	2,580
Total lease liabilities	$10,735

10. Related Party Transactions

The Company held TRA payables for related parties of $22.3 million and $27.5 million as of September 30, 2025 and December 31, 2024, respectively. These amounts were owed to holders of the Post-Merger Repay Units.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Share-based compensation expense	$5.5	$6.5	$13.9	$18.5
Income tax benefit	0.1	0.2	2.4	2.5

Activity for RSAs for the nine months ended September 30, 2025 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	3,985,097	$8.31
Granted	2,361,001	6.26
Forfeited (1)	1,146,008	8.00
Vested	814,077	9.63
Unvested at September 30, 2025	4,386,013	$7.05

(1)
The forfeited shares include shares forfeited as a result of employee terminations and shares withheld to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards under the Incentive Plan during the nine months ended September 30, 2025; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

Activity for RSUs for the nine months ended September 30, 2025 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	130,923	$9.70
Granted	220,000	5.00
Forfeited	—	—
Vested	130,923	9.70
Unvested at September 30, 2025	220,000	$5.00

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Activity for PSUs for the nine months ended September 30, 2025 was as follows:

	Class A Common Stock (1)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,865,080	$10.57
Granted	1,132,134	7.78
Forfeited	390,056	9.79
Vested	—	—
Unvested at September 30, 2025	2,607,158	$9.47

(1)
Represent shares to be paid out at 100% target level.

For PSUs, RSAs, and RSUs vested during the nine months ended September 30, 2025, the total fair value, based upon the Company’s Class A common stock price at the date vested, was $10.1 million. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $27.4 million at September 30, 2025, which is expected to be recognized as expense over the weighted-average period of 1.8 years.

Stock Options

Activity for PSOs for the nine months ended September 30, 2025 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,089,930	6.13	5.2	$1,634,895
Granted	—	—	—	—
Forfeited	287,207	6.13	4.8	(493,393)
Exercised	—	—	—	—
Outstanding at September 30, 2025	802,723	$6.13	4.5	$(722,451)

Options vested and exercisable at September 30, 2025	206,123	$6.13	4.5	$(185,511)

The Company recognized compensation expense for PSOs of $0.1 million and $0.4 million during the three and nine months ended September 30, 2025, respectively. The Company recognized compensation expense for PSOs of $0.2 million and $0.8 million during the three and nine months ended September 30, 2024, respectively. Unrecognized compensation expense related to outstanding PSOs was $0.1 million at September 30, 2025, which is expected to be recognized as expense over the weighted-average period of 0.5 years.

Inducement Award

On September 8, 2025, the Company granted an inducement award of 118,243 shares of restricted stock outside the Incentive Plan to Robert S. Houser, the Company’s recently appointed CFO, with the grant date fair value of $5.92, which is based on the quoted market value of the Company’s Class A common stock on the grant date. This award vests in four equal annual installments commencing September 8, 2026. Compensation expense is recognized on a graded vesting basis over the requisite service period.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Company’s effective tax rate was 18.5% and 2.8% for the three and nine months ended September 30, 2025, respectively. The Company recorded an income tax benefit of $1.8 million and $3.6 million for the three and nine months ended September 30, 2025, respectively. The effective tax rate for the three and nine months ended September 30, 2025 includes a stock-based compensation adjustments net tax shortfall of $2.2 million related to restricted stock awards vesting and a net tax impact of $26.5 million related to the impact of the goodwill impairment recorded for financial accounting purposes, which are required to be recorded discretely in the interim period in which they occur. In addition, the effective tax rate includes a net $0.4 million and a ($0.1) million impact related to cancellation of debt income and write-off of unamortized debt issuance costs, respectively, associated with the partial repurchase of the 2026 Notes, which are required to be recorded discretely in the interim period in which they occur. The effective tax rate of the Company differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, the relative weighting of the noncontrolling interest, lower income from operations over the current relevant period, as well as the aforementioned items required to be reported discretely in the interim period. The Company’s effective tax rate was (18.2)% and 2.3% for the three and nine months ended September 30, 2024, respectively. The Company recorded an income tax expense of $1.5 million and an income tax benefit of $0.1 million for the three and nine months ended September 30, 2024, respectively. The effective tax rate for the three and nine months ended September 30, 2024 includes a stock-based compensation adjustments net tax shortfall of $1.7 million related to restricted stock awards vesting and a $0.4 million state rate change impact on deferred taxes. In addition, the effective tax rate includes a net $3.7 million and a ($0.4) million impact related to cancellation of debt income and write-off of unamortized debt issuance costs, respectively, associated with the partial repurchase of the 2026 Notes, which are required to be recorded discretely in the interim period in which they occur.

The Company recognized adjustments of $1.8 million and $3.6 million for the three and nine months ended September 30, 2025, respectively, of deferred tax assets related to the income tax benefit, derived from the net operating loss generated over the same period. The Company recognized adjustments of $1.5 million and $0.1 million for the three and nine months ended September 30, 2024, respectively, of deferred tax assets related to the income tax expense and benefit, respectively, derived from the net operating loss generated over the same period.

Deferred tax assets, net of $167.0 million as of September 30, 2025, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent exchanges of Post-Merger Repay Units by the Company. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $36.1 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date. Furthermore, as part of the 2029 Notes issuance on July 8, 2024, the Company incurred $39.2 million of costs for privately negotiated capped call transactions with certain financial institutions to cover the number of shares of Class A common stock underlying the 2029 Notes. The capped call had an initial strike price of $13.02 per share and a cap price of $20.42 per share, which is subject to certain adjustments. For tax purposes, this is considered a tax-efficient capped call (i.e., the capped call is integrated with the 2029 Notes in accordance with Section 1.1275-6 of the Code). As such, the total $39.2 million incurred to acquire the capped call is treated as original issue discount (“OID”) on synthetic debt and eligible for a deduction as interest expense over the life of the instrument, subject to certain limitations under 163(j). As a result of the capped call being booked as equity for GAAP purposes instead of OID on synthetic debt, the Company was required to set up a tax effected deferred tax asset of $9.9 million for the equivalent amount of the capped call. This temporary difference created as a result of the OID Interest Expense deduction is expected to be realized over the term of the instrument.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company did not recognize any adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) recorded as a result of the ceiling rule limitation arising under Code Sec. 704(c) for the three and nine months ended September 30, 2025, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions. As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the United States taxation of profits derived from foreign operations. The Company continues to evaluate the impact of OBBBA but currently does not expect it to have a material impact on our estimated annual effective tax rate in 2025.

No uncertain tax positions existed as of September 30, 2025.

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

As of September 30, 2025, the Company had a liability of $197.6 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Condensed Consolidated Balance Sheet. The decrease of $6.1 million in the TRA liability for the nine months ended September 30, 2025 was primarily a result of the payment of $16.3 million on the current balance of the TRA, partially offset by accretion and a small decrease in the Early Termination Rate, as reported at December 31, 2024, over the same period.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Consumer Payments

The Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to collect payments and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”) offering. RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other Independent Sales Organizations (“ISOs”) and payment facilitators. The strategic vertical markets served by the Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail. The Consumer Payments segment represented approximately 85% of the Company’s total revenue after any intersegment eliminations for both the three and nine months ended September 30, 2025. The Consumer Payments segment represented approximately 81% and 85% of the Company’s total revenue after any intersegment eliminations for the three and nine months ended September 30, 2024, respectively.

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality. The Business Payments segment represented approximately 15% of the Company’s total revenue after any intersegment eliminations for both the three and nine months ended September 30, 2025. The Business Payments segment represented approximately 19% and 15% of the Company’s total revenue after any intersegment eliminations for the three and nine months ended September 30, 2024, respectively.

The following table presents revenue, cost of services and gross profit for each reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Revenue
Consumer Payments	$71,721	$69,189	$214,138	$214,617
Business Payments	12,010	15,297	33,943	35,566
Elimination of intersegment revenues (1)	(6,006)	(5,341)	(17,405)	(15,412)
Total revenue	$77,725	$79,145	$230,676	$234,771
Cost of services (exclusive of depreciation and amortization)
Consumer Payments	$16,159	$14,300	$46,436	$44,591
Business Payments	3,776	3,284	10,567	8,489
Total cost of services (exclusive of depreciation and amortization)	$19,935	$17,584	$57,003	$53,080
Gross profit (2)
Consumer Payments	$55,562	$54,889	$167,702	$170,026
Business Payments	8,234	12,013	23,376	27,077
Elimination of intersegment revenues	(6,006)	(5,341)	(17,405)	(15,412)
Total gross profit	$57,790	$61,561	$173,673	$181,691

Total other operating expenses (3)	$60,799	$62,236	$285,206	$188,291
Total other income (expense)	(5,416)	5,414	(14,841)	64
Income (loss) before income tax benefit (expense)	(8,425)	4,739	(126,374)	(6,536)
Income tax benefit (expense)	1,808	(1,524)	3,557	149
Net income (loss)	$(6,617)	$3,215	$(122,817)	$(6,387)

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

(1)
Represents revenue eliminations between business units within the Consumer Payments segment and eliminations of intersegment revenues for consolidation purpose.
(2)
Represents revenue less costs of services (exclusive of depreciation and amortization).
(3)
Represents total operating expenses less costs of services (exclusive of depreciation and amortization).

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of September 30, 2025. The CODM reporting package does not include interest income (expense), net, depreciation and amortization, income tax benefit (expense) and discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.

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

Macroeconomic Conditions

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), evolving U.S. trade policies, supply chain issues and slower growth. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time. Finally, the impact of all of these various events on our results in the first nine months of 2025 may not be necessarily indicative of their impact on our results for the remainder of 2025.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. During the three and nine months ended September 30, 2025 and 2024, our chargeback rate was less than 1% of our card payment volume.

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

Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Revenue	$77,725	$79,145	$230,676	$234,771
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	19,935	17,584	57,003	53,080
Selling, general and administrative	35,159	36,707	105,010	108,963
Depreciation and amortization	25,640	25,529	76,415	79,328
Impairment loss	—	—	103,781	—
Total operating expenses	80,734	79,820	342,209	241,371
Loss from operations	(3,009)	(675)	(111,533)	(6,600)
Other income (expense)
Interest income	911	1,608	3,464	4,363
Interest expense	(3,085)	(2,918)	(9,279)	(4,739)
Gain on extinguishment of debt	1,374	13,136	1,374	13,136
Change in fair value of tax receivable liability	(4,607)	(6,479)	(10,138)	(12,758)
Other income (loss), net	(9)	67	(262)	62
Total other income (expense)	(5,416)	5,414	(14,841)	64
Income (loss) before income tax benefit (expense)	(8,425)	4,739	(126,374)	(6,536)
Income tax benefit (expense)	1,808	(1,524)	3,557	149
Net income (loss)	$(6,617)	$3,215	$(122,817)	$(6,387)
Net loss attributable to non-controlling interest	(203)	(28)	(6,205)	(347)
Net income (loss) attributable to the Company	$(6,414)	$3,243	$(116,612)	$(6,040)

Weighted-average shares of Class A common stock outstanding - basic	82,579,954	88,263,285	86,720,963	90,426,364
Weighted-average shares of Class A common stock outstanding - diluted	82,579,954	103,129,907	86,720,963	90,426,364

Income (loss) per Class A share - basic	$(0.08)	$0.04	$(1.34)	$(0.07)
Income (loss) per Class A share - diluted	$(0.08)	$0.03	$(1.34)	$(0.07)

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenue

Total revenue was $77.7 million for the three months ended September 30, 2025, and $79.1 million for the three months ended September 30, 2024, a decrease of $1.4 million or 1.8%. This decrease was due to impacts from previously announced client losses and political media spending in the third quarter of 2024 associated with the 2024 election cycle in our media payments business, partially offset from newly signed clients and the growth of our existing clients.

Cost of Services

Costs of services were $19.9 million for the three months ended September 30, 2025, and $17.6 million for the three months ended September 30, 2024, an increase of $2.4 million or 13.6%. This increase was the result of newly signed clients and the growth of our existing clients, partially offset from impacts of previously announced client losses and political media spending in the third quarter of 2024 associated with the 2024 election cycle in our media payments business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $35.2 million for the three months ended September 30, 2025, and $36.7 million for the three months ended September 30, 2024, a decrease of $1.5 million or 4.1%, primarily due to a $1.0 million decrease in equity compensation expenses and a $0.9 million decrease in compensation expenses, partially offset by a $0.5 million increase in accounting expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $25.6 million for the three months ended September 30, 2025, and $25.5 million for the three months ended September 30, 2024, an increase of $0.1 million or 0.4%, primarily driven by an increase in amortization in software.

Interest Income

Interest income was $0.9 million for the three months ended September 30, 2025, and $1.6 million for the three months ended September 30, 2024, due to lower average interest rates earned on our cash and cash equivalents.

Interest Expense

Interest expense was $3.1 million for the three months ended September 30, 2025, and $2.9 million for the three months ended September 30, 2024, due to a higher outstanding principal balance under the convertible senior notes.

Gain on debt extinguishment

We incurred a gain of $1.4 million and $13.1 million on extinguishment of debt during the three months ended September 30, 2025 and 2024, respectively, due to the repurchase of 2026 Notes principal, net of a write-off of debt issuance costs relating to the repurchased principal.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability, of $4.6 million for the three months ended September 30, 2025, compared to a $6.5 million loss for the three months ended September 30, 2024, a decrease of $1.9 million. This decrease was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of accretion and changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Income Tax Benefit and Expense

Income tax benefit was $1.8 million for the three months ended September 30, 2025. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation expense net tax shortfall and the impact related to cancellation of debt income and write-off of unamortized debt issuance costs associated with the partial repurchase of the 2026 Notes, which are required to be recorded discretely in the interim period in which they occur. The income tax expense was $1.5 million for the three months ended September 30, 2024, which was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall and impact related to cancellation of debt income and write-off of unamortized debt issuance costs associated with the partial repurchase of the 2026 Notes, which are required to be recorded discretely in the interim period in which they occur.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenue

Total revenue was $230.7 million for the nine months ended September 30, 2025, and $234.8 million for the nine months ended September 30, 2024, a decrease of $4.1 million or 1.7%. This decrease was the result of impacts of previously announced client losses and political media spending in the first nine months of 2024 associated with the 2024 election cycle in our media payments business, partially offset from newly signed clients and the growth of our existing clients.

Cost of Services

Costs of services were $57.0 million for the nine months ended September 30, 2025, and $53.1 million for the nine months ended September 30, 2024, an increase of $3.9 million or 7.3%. This increase was the result of newly signed clients and the growth of our existing clients, partially offset from impacts of previously announced client losses and political media spending in the first nine months of 2024 associated with the 2024 election cycle in our media payments business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $105.0 million for the nine months ended September 30, 2025, and $109.0 million for the nine months ended September 30, 2024, a decrease of $4.0 million or 3.7%, primarily due to a $4.6 million decrease in equity compensation expenses and a $0.3 million decrease in software and technology expenses, partially offset by a $0.8 million increase in accounting expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $76.4 million for the nine months ended September 30, 2025, and $79.3 million for the nine months ended September 30, 2024, a decrease of $2.9 million or 3.7%, primarily driven by a reduction in amortization in software.

Impairment Loss

We incurred a non-cash impairment loss of $103.8 million during the nine months ended September 30, 2025, primarily due to a $103.2 million goodwill impairment loss related to the Consumer Payments segment. The fair value of the Consumer Payments reporting unit was primarily impacted by a change in the discount rate and the decrease to comparable publicly traded companies’ multiples.

Interest Income

Interest income was $3.5 million for the nine months ended September 30, 2025, and $4.4 million for the nine months ended September 30, 2024, due to lower average interest rates earned on our cash and cash equivalents.

Interest Expense

Interest expense was $9.3 million for the nine months ended September 30, 2025, and $4.7 million for the nine months ended September 30, 2024, due to a higher outstanding principal balance under the convertible senior notes.

Gain on debt extinguishment

We incurred a gain of $1.4 million and $13.1 million on extinguishment of debt during the nine months ended September 30, 2025, and 2024, respectively, due to the repurchase of 2026 Notes principal, net of a write-off of debt issuance costs relating to the repurchased principal.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $10.1 million for the nine months ended September 30, 2025, compared to a $12.8 million net loss for the nine months ended September 30, 2024, a decrease of $2.7 million. This decrease was due to lower fair value adjustments related to the tax receivable liability, primarily as a result of accretion and changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Income Tax Benefit

Income tax benefit was $3.6 million for the nine months ended September 30, 2025. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation expense net tax shortfall, the impact of the recording of the non-cash impairment loss, and the impact related to cancellation of debt income and write-off of unamortized debt issuance costs associated with the partial repurchase of the 2026 Notes, which are required to be recorded discretely in the interim period in which they occur. The income tax benefit was $0.1 million for the nine months ended September 30, 2024, which was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall, the state rate change impact on deferred taxes and the impact related to cancellation of debt income and write-off of unamortized debt issuance costs associated with the partial repurchase of the 2026 Notes, which are required to be recorded discretely in the interim period in which they occur.

Segments

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments.

The following table presents our segment revenue and selected performance measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Revenue
Consumer Payments	$71,721	$69,189	$214,138	$214,617
Business Payments	12,010	15,297	33,943	35,566
Elimination of intersegment revenues	(6,006)	(5,341)	(17,405)	(15,412)
Total revenue	$77,725	$79,145	$230,676	$234,771
Gross profit (1)
Consumer Payments	$55,562	$54,889	$167,702	$170,026
Business Payments	8,234	12,013	23,376	27,077
Elimination of intersegment revenues	(6,006)	(5,341)	(17,405)	(15,412)
Total gross profit	$57,790	$61,561	$173,673	$181,691

Total gross profit margin (2)	74%	78%	75%	77%
(1)
Gross profit represents revenue less cost of services (exclusive of depreciation and amortization).
(2)
Gross profit margin represents total gross profit / total revenue.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Consumer Payments

Revenue for the Consumer Payments segment was $71.7 million for the three months ended September 30, 2025 and $69.2 million for the three months ended September 30, 2024, representing a $2.5 million or 3.6% year-over-year increase. This increase was the result of newly signed clients and the growth of our existing clients, partially offset from impacts of previously announced client losses.

Gross profit for the Consumer Payments segment was $55.6 million for the three months ended September 30, 2025 and $54.9 million for the three months ended September 30, 2024, representing a $0.7 million or 1.3% year-over-year increase. This increase was the result of newly signed clients and the growth of our existing clients, partially offset from impacts of previously announced client losses.

Business Payments

Revenue for the Business Payments segment was $12.0 million for the three months ended September 30, 2025 and $15.3 million for the three months ended September 30, 2024, representing a $3.3 million or 21.6% year-over-year decrease. This decrease was the result of the growth from newly signed clients and existing clients being more than offset from impacts from previously announced client losses and political media spending in the third quarter of 2024 associated with the 2024 election cycle in our media payments business.

Gross profit for the Business Payments segment was $8.2 million for the three months ended September 30, 2025 and $12.0 million for the three months ended September 30, 2024, representing a $3.8 million or 31.6% year-over-year decrease. This decrease was the result of the growth from newly signed clients and existing clients being offset from impacts from previously announced client losses and political media spending in the third quarter of 2024 associated with the 2024 election cycle in our media payments business.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Consumer Payments

Revenue for the Consumer Payments segment was $214.1 million for the nine months ended September 30, 2025 and $214.6 million for the nine months ended September 30, 2024, representing a $0.5 million or 0.2% year-over-year decrease. This decrease was the result of the growth from newly signed clients and existing clients being offset from impacts from previously announced client losses.

Gross profit for the Consumer Payments segment was $167.7 million for the nine months ended September 30, 2025 and $170.0 million for the nine months ended September 30, 2024, representing a $2.3 million or 1.4% year-over-year decrease. This decrease was the result of the growth from newly signed clients and existing clients being offset from impacts from previously announced client losses.

Business Payments

Revenue for the Business Payments segment was $33.9 million for the nine months ended September 30, 2025 and $35.6 million for the nine months ended September 30, 2024, representing a $1.6 million or 4.5% year-over-year decrease. This decrease was the result of the growth from newly signed clients and existing clients being more than offset from impacts from previously announced client losses and political media spending in the first nine months of 2024 associated with the 2024 election cycle in our media payments business.

Gross profit for the Business Payments segment was $23.4 million for the nine months ended September 30, 2025 and $27.1 million for the nine months ended September 30, 2024, representing a $3.7 million or 13.7% year-over-year decrease. This decrease was the result of the growth from newly signed clients and existing clients being more than offset from impacts from previously announced client losses and political media spending in the first nine months of 2024 associated with the 2024 election cycle in our media payments business.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as gain on extinguishment of debt, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as gain on extinguishment of debt, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three and nine months ended September 30, 2025 and 2024 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three and nine months ended September 30, 2025 and 2024.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,
($ in thousands)	2025	2024
Revenue	$77,725	$79,145
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$19,935	$17,584
Selling, general and administrative	35,159	36,707
Depreciation and amortization	25,640	25,529
Total operating expenses	$80,734	$79,820
Loss from operations	$(3,009)	$(675)
Other income (expense)
Interest income	911	1,608
Interest expense	(3,085)	(2,918)
Gain on extinguishment of debt	1,374	13,136
Change in fair value of tax receivable liability	(4,607)	(6,479)
Other income (loss), net	(9)	67
Total other income (expense)	(5,416)	5,414
Income (loss) before income tax benefit (expense)	(8,425)	4,739
Income tax benefit (expense)	1,808	(1,524)
Net income (loss)	$(6,617)	$3,215

Add:
Interest income	(911)	(1,608)
Interest expense	3,085	2,918
Depreciation and amortization (a)	25,640	25,529
Income tax (benefit) expense	(1,808)	1,524
EBITDA	$19,389	$31,578

Gain on extinguishment of debt (b)	(1,374)	(13,136)
Non-cash change in fair value of assets and liabilities (c)	4,607	6,479
Share-based compensation expense (d)	5,508	6,477
Transaction expenses (e)	238	937
Restructuring and other strategic initiative costs (f)	1,492	2,202
Other non-recurring charges (g)	1,342	562
Adjusted EBITDA	$31,202	$35,099

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the nine months ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Revenue	$230,676	$234,771
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$57,003	$53,080
Selling, general and administrative	105,010	108,963
Depreciation and amortization	76,415	79,328
Impairment loss	103,781	—
Total operating expenses	$342,209	$241,371
Loss from operations	$(111,533)	$(6,600)
Other income (expense)
Interest income	3,464	4,363
Interest expense	(9,279)	(4,739)
Gain on extinguishment of debt	1,374	13,136
Change in fair value of tax receivable liability	(10,138)	(12,758)
Other income (loss), net	(262)	62
Total other income (expense)	(14,841)	64
Income (loss) before income tax benefit (expense)	(126,374)	(6,536)
Income tax benefit (expense)	3,557	149
Net income (loss)	$(122,817)	$(6,387)

Add:
Interest income	(3,464)	(4,363)
Interest expense	9,279	4,739
Depreciation and amortization (a)	76,415	79,328
Income tax (benefit) expense	(3,557)	(149)
EBITDA	$(44,144)	$73,168

Non-cash impairment loss (h)	103,781	—
Gain on extinguishment of debt (b)	(1,374)	(13,136)
Non-cash change in fair value of assets and liabilities (c)	10,138	12,758
Share-based compensation expense (d)	14,602	19,274
Transaction expenses (e)	1,414	2,028
Restructuring and other strategic initiative costs (f)	7,727	6,970
Other non-recurring charges (g)	4,044	3,278
Adjusted EBITDA	$96,188	$104,340

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,
($ in thousands)	2025	2024
Revenue	$77,725	$79,145
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$19,935	$17,584
Selling, general and administrative	35,159	36,707
Depreciation and amortization	25,640	25,529
Total operating expenses	$80,734	$79,820
Loss from operations	$(3,009)	$(675)
Interest income	911	1,608
Interest expense	(3,085)	(2,918)
Gain on extinguishment of debt	1,374	13,136
Change in fair value of tax receivable liability	(4,607)	(6,479)
Other income (loss), net	(9)	67
Total other income (expense)	(5,416)	5,414
Income (loss) before income tax benefit (expense)	(8,425)	4,739
Income tax benefit (expense)	1,808	(1,524)
Net income (loss)	$(6,617)	$3,215

Add:
Amortization of acquisition-related intangibles (i)	19,723	19,111
Gain on extinguishment of debt (b)	(1,374)	(13,136)
Non-cash change in fair value of assets and liabilities (c)	4,607	6,479
Share-based compensation expense (d)	5,508	6,477
Transaction expenses (e)	238	937
Restructuring and other strategic initiative costs (f)	1,492	2,202
Other non-recurring charges (g)	1,342	562
Non-cash interest expense (j)	779	762
Pro forma taxes at effective rate (k)	(7,450)	(5,364)
Adjusted Net Income	$18,248	$21,245

Shares of Class A common stock outstanding (on an as-converted basis) (l)	87,868,105	94,074,811
Adjusted Net Income per share	$0.21	$0.23

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the nine months ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Revenue	$230,676	$234,771
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$57,003	$53,080
Selling, general and administrative	105,010	108,963
Depreciation and amortization	76,415	79,328
Impairment loss	103,781	—
Total operating expenses	$342,209	$241,371
Loss from operations	$(111,533)	$(6,600)
Other expenses
Interest income	3,464	4,363
Interest expense	(9,279)	(4,739)
Gain on extinguishment of debt	1,374	13,136
Change in fair value of tax receivable liability	(10,138)	(12,758)
Other income (loss), net	(262)	62
Total other income (expense)	(14,841)	64
Income (loss) before income tax benefit (expense)	(126,374)	(6,536)
Income tax benefit (expense)	3,557	149
Net income (loss)	$(122,817)	$(6,387)

Add:
Amortization of acquisition-related intangibles (i)	58,558	58,549
Non-cash impairment loss (h)	103,781	—
Gain on extinguishment of debt (b)	(1,374)	(13,136)
Non-cash change in fair value of assets and liabilities (c)	10,138	12,758
Share-based compensation expense (d)	14,602	19,274
Transaction expenses (e)	1,414	2,028
Restructuring and other strategic initiative costs (f)	7,727	6,970
Other non-recurring charges (g)	4,044	3,278
Non-cash interest expense (j)	2,398	2,186
Pro forma taxes at effective rate (k)	(20,861)	(20,135)
Adjusted Net Income	$57,610	$65,385

Shares of Class A common stock outstanding (on an as-converted basis) (l)	92,030,806	96,259,523
Adjusted Net Income per share	$0.63	$0.68

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
(g)
For the three and nine months ended September 30, 2025 and 2024, reflects franchise taxes and other non-income based taxes, non-recurring legal and other litigation expenses and payments made to third-parties in connection with our IT security and personnel.
(h)
Reflects non-cash goodwill impairment loss primarily related to the Consumer Payments segment.
(i)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Acquisition-related intangibles	$19,723	$19,111	$58,558	$58,549
Software	5,652	6,008	16,949	19,577
Amortization	$25,375	$25,119	$75,507	$78,126
Depreciation	265	410	908	1,202
Total Depreciation and amortization (1)	$25,640	$25,529	$76,415	$79,328
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
(l)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three and nine months ended September 30, 2025 and 2024. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average shares of Class A common stock outstanding - basic	82,579,954	88,263,285	86,720,963	90,426,364
Add: Non-controlling interests
Weighted average Post-Merger Repay Units exchangeable for Class A common stock	5,288,151	5,811,526	5,309,843	5,833,159
Shares of Class A common stock outstanding (on an as-converted basis)	87,868,105	94,074,811	92,030,806	96,259,523

Adjusted EBITDA for the three months ended September 30, 2025 and 2024 was $31.2 million and $35.1 million, respectively, representing a 11.1% year-over-year decrease. Adjusted EBITDA for the nine months ended September 30, 2025 and 2024 was $96.2 million and $104.3 million, respectively, representing a 7.8% year-over-year decrease.

Adjusted Net Income for the three months ended September 30, 2025 and 2024 was $18.2 million and $21.2 million, respectively, representing a 14.1% year-over-year decrease. Adjusted Net Income for the nine months ended September 30, 2025 and 2024 was $57.6 million and $65.4 million, respectively, representing a 11.9% year-over-year decrease.

Net income (loss) attributable to the Company for the three months ended September 30, 2025 and 2024 was ($6.4) million and $3.2 million, respectively. Net loss attributable to the Company for the nine months ended September 30, 2025 and 2024 was $116.6 million and $6.0 million, respectively.

The decreases in Adjusted EBITDA and Adjusted Net Income and increase in net loss attributable to the Company for the three and nine months ended September 30, 2025 were primarily due to the organic growth of our business from newly signed clients, the growth of existing clients and cost savings initiatives being more than offset from impacts from previously announced client losses and political media spending in the first nine months of 2024 associated with the 2024 election cycle in our media payments business. In addition, the increase in net loss attributable to the Company for the nine months ended September 30, 2025 were impacted by the goodwill impairment loss.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of September 30, 2025, we had $95.7 million of cash and cash equivalents and available borrowing capacity of $250.0 million under the Second Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $46.2 million as of September 30, 2025. Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, make principal payments and interest payments on, refinance or repurchase our outstanding indebtedness, repurchase stock under our Share Repurchase Program, and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the following five years.

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

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). On May 8, 2025, our board of directors approved the increase of its authorized Share Repurchase Program to up to $75 million. The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. During the three months ended September 30, 2025, we repurchased approximately 3.1 million shares for $15.6 million. As of September 30, 2025, we have $23.0 million remaining capacity under the Share Repurchase Program.

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Net cash provided by operating activities	$67,795	$115,838
Net cash used in activities	(32,445)	(34,060)
Net cash used in financing activities	(130,151)	(10,668)

Cash Flow from Operating Activities

Net cash provided by operating activities was $67.8 million and $115.8 million for the nine months ended September 30, 2025 and 2024, respectively, which reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $32.4 million for the nine months ended September 30, 2025, due to the capitalization of software development activities.

Net cash used in investing activities was $34.1 million for the nine months ended September 30, 2024, due to the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash used in financing activities was $130.2 million for the nine months ended September 30, 2025, due to the repayments of the 2026 Notes, treasury shares repurchase, shares repurchased under the Share Repurchase Program, a payment under the TRA and the payments for tax withholding related to shares vesting under the Incentive Plan and ESPP.

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

As of September 30, 2025, the Second Amended Credit Agreement provided for a revolving credit facility of $250.0 million. As of September 30, 2025, we had $0 million drawn against the revolving credit facility. We paid $0.2 million and $0.5 million in fees related to unused commitments for the three and nine months ended September 30, 2025, respectively. We paid $0.2 million and $0.4 million in fees related to unused commitments for the three and nine months ended September 30, 2024, respectively.

Convertible Senior Notes

On January 19, 2021, we issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). $40.0 million in aggregate principal amount of such 2026 Notes were sold in the 2026 Notes offering in connection with the full exercise of the initial purchasers’ option to purchase such additional 2026 Notes pursuant to the purchase agreement. Upon conversion, we may choose to pay or deliver cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. The 2026 Notes will mature on February 1, 2026, unless earlier converted, repurchased or redeemed. On July 8, 2024, we used approximately $200.0 million of proceeds from the offering of 2029 Notes and approximately $5.1 million of cash on hand to repurchase $220.0 million in aggregate principal amount of the 2026 Notes in connection with the 2029 Notes offering. On August 22, 2025, we repurchased $73.5 million in aggregate principal amount of the 2026 Notes.

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

As of September 30, 2025, we had convertible senior notes outstanding of $279.5 million, net of deferred issuance costs, under the 2026 Notes and 2029 Notes. We were in compliance with the related restrictive covenants. Additionally, we currently expect that we will remain in compliance with the restrictive covenants under the 2026 Notes, the 2029 Notes and the Second Amended Credit Agreement, prospectively.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

There have been no significant changes to our critical accounting policies and critical accounting estimates for the nine months ended September 30, 2025. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, for a complete discussion of critical accounting policies and critical accounting estimates.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our revolving credit facility under the Second Amended Credit Agreement has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and SOFR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of September 30, 2025, we had convertible senior notes of $279.5 million, net of deferred issuance costs outstanding. As of December 31, 2024, we had convertible senior notes of $496.8 million, net of deferred issuance costs, outstanding. The borrowings under the Second Amended Credit Agreement accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 0.75% to 1.75% or at an adjusted SOFR rate plus a margin of 1.75% to 2.75% under the Second Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Second Amended Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes such purchases of Class A common stock made by us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) for the three months ended September 30, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
July 1- 31, 2025	3,035,559	$5.01	3,024,976	$23,419,754
August 1 - 31, 2025	100,645	4.84	93,714	(452,395)
September 1 - 30, 2025	5,345	5.51	—	—
Total	3,141,549	$5.01	3,118,690	$22,967,359

(1)
Includes 120,712 shares that we withheld pursuant to the Incentive Plan in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan, which we withheld at fair market value on the applicable vesting date or purchase date.
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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

10.1

Restricted Stock Employment Inducement Award Agreement, dated September 8, 2025, by and between the Company and Robert S. Houser (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on September 26, 2025).

10.2

Employment Agreement, dated August 7, 2025, by and between Repay Management Services LLC and Robert S. Houser (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 11, 2025).

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

101*

The following financial statements from the Company’s Form 10‑Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes In Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: November 10, 2025	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Robert S. Houser
Robert S. Houser
Chief Financial Officer
(Principal Financial Officer)