Form 10-K
period 2025-12-31
Repay Holdings Corp
filed 2026-03-09
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2025, was $399,708,338.

As of March 4, 2026, there were 85,880,982 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 3,711,051 of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of March 4, 2026, the holders of such outstanding shares of Class V common stock also hold 5,285,883 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of either an amendment to this Form 10-K or its proxy statement for its 2026 Annual Meeting of Shareholders, which are expected to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2025

Auditor Firm ID: 248 Auditor Name: Grant Thornton LLP Auditor Location: Atlanta, Georgia

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
•
We may not have the ability to raise the funds necessary to settle conversions of the 2029 Notes, or to repurchase the 2029 Notes upon a fundamental change, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the 2029 Notes.
•
The conditional conversion feature of the 2029 Notes, if triggered, may adversely affect our financial condition and operating results.
•
Provisions in the indentures could delay or prevent an otherwise beneficial takeover of the Company.

Risks Related to Our Ownership Structure

•
We are a holding company and our only material asset is our interest in Hawk Parent, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement, meet our financial obligations under the Second Amended Credit Agreement or the 2029 Notes pay dividends.
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

We are headquartered in Atlanta, Georgia. Our legacy business was founded as M & A Ventures, LLC, a Georgia limited liability company doing business as REPAY: Realtime Electronic Payments (“REPAY LLC”), in 2006. Hawk Parent was formed in 2016 in connection with the acquisition of a majority interest in the successor entity of REPAY LLC and its subsidiaries.

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

Our top 10 clients, with an average tenure of approximately seven years, contributed approximately 19% and 20% of total gross profit during the years ended December 31, 2025 and 2024, respectively.

Our leading competitive position and differentiated solutions have enabled us to realize unique advantages in growing and strategically important segments of the payments market. We provide payment processing solutions to clients primarily operating in the personal loans, automotive loans, receivables management, and business-to-business verticals. Our payment processing solutions enable consumers and businesses in these verticals to make payments using electronic payment methods, rather than cash or check, which have historically been the primary methods of payment in these verticals. We believe that a growing number of consumers and businesses prefer the convenience and efficiency of paying with cards and other electronic methods and that we are poised to benefit as these verticals continue to shift from cash and check to electronic payments. The personal loans vertical is predominately characterized by installment loans, which are typically utilized by consumers to finance everyday expenses. The automotive loans vertical includes a diversified client base across the entire credit spectrum. Our receivables management vertical relates to consumer debt collections, which typically enter the receivables management process due to delinquency on credit card bills or as a result of major life events, such as job loss or major medical issues. The business-to-business vertical relates to transactions occurring between a wide variety of enterprise clients, many of which operate in the automotive, field services, healthcare, homeowner association (“HOA”) management, hospitality and media industries, as well as educational institutions and governments and municipalities.

Our go-to-market strategy combines direct sales with integrations with key software providers in our target verticals. The integration of our technology with key software providers in the verticals that we serve, including loan management systems, dealer management systems (“DMS”), collection management systems, and enterprise resource planning software systems, allows us to embed our omni-channel payment processing technology into our clients’ critical workflow software and ensure seamless operation of our solutions within our clients’ enterprise management systems. We refer to these software providers as our “software integration partners.” An integration allows our sales force to readily access new client opportunities or respond to inbound leads because, in many cases, a business will prefer, or in some cases only consider, a payments provider that has already integrated or is able to integrate its solutions with the business’ primary enterprise management system. We have successfully integrated our technology solutions with numerous, widely-used enterprise management systems in the verticals that we serve, which makes our platform a more compelling choice for the businesses that use them. Moreover, our relationships with our software integration partners help us to develop deep industry knowledge regarding trends in client needs. Our integrated model fosters long-term relationships with our clients, which supports our volume retention rates that we believe are above industry averages. As of December 31, 2025, we maintained approximately 294 integrations with various software providers.

Segments

We report our financial results based on two reportable segments, Consumer Payments and Business Payments. For additional information on our segments, see Note 15. Segments to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consumer Payments

Our Consumer Payments segment provides payment processing solutions (including debit and credit card processing, Automated Clearing House (“ACH”) processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable our clients to collect payments and disburse funds to consumers and includes our clearing and settlement solutions (“RCS”) offering. RCS is our proprietary clearing and settlement platform through which we market customizable payment processing programs to other independent sales organization (“ISOs”) and payment facilitators. The strategic vertical markets served by our Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail. Our Consumer Payments segment represented approximately 85% of our total revenue after any intersegment eliminations for the year ended December 31, 2025.

Business Payments

Our Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable our clients to collect or send payments to other businesses. The strategic vertical markets served within our Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality. Our Business Payments segment represented approximately 15% of our total revenue after any intersegment eliminations for the year ended December 31, 2025.

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

Continue to Drive Operational Efficiencies

As we continue to grow, we expect to become a more significant partner to our sponsor banks, third party processors and other key vendor relationships, which we expect will give us greater leverage as we expand our contractual relationships with them. We plan to continue to drive operating leverage in our personnel expenditures through increased automation and process improvements, as we believe that, in general, we can process larger payment volumes without significant increases to our personnel and operating expenses.

Strategic Acquisitions

From January 1, 2016 through December 31, 2025, we have successfully acquired eleven businesses. Given the large size and attractive growth trends of our current addressable market, we are primarily focused on growing our business organically. However, we may selectively pursue strategic acquisitions as opportunities arise that meet our internal requirements for the use of capital and return on investment. Some of these opportunities may include those that enable us to acquire new capabilities that may be harder to develop in-house, gain entrance into new segments of the market, enter new markets, or consolidate our existing market.

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

Software Integration Partners

As of December 31, 2025, we were integrated with approximately 294 software partners that are providers of our clients’ primary enterprise management systems. Our integrations are intended to ensure seamless delivery of our full suite of payment processing capabilities to our clients. These integrations are also a critical part of our marketing strategy, as many clients would prefer to award their payments business to payments processors who have worked to integrate their solutions into the client’s enterprise management systems.

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

Proprietary Compliance Management System. We have developed proprietary onboarding, compliance, and client oversight processes, of which our Compliance Management System (“CMS”) is a part. Our CMS, originally developed in conjunction with the Third Party Payment Processors Association, focuses on four main components — board and management oversight, a compliance program with written policies and procedures and employee training and monitoring, responsiveness to consumer complaints and annual compliance audits from an independent third party — and is inclusive of the Electronic Transaction Association guidelines on underwriting and risk.

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

Chargebacks. The payment networks permit the reversal of a money transfer, a chargeback, up to six months (or in rare cases, a longer time frame) after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the client incurring the chargeback is unable to fund the refund to the card-issuing bank, we are required to do so by the rules of the payment networks and our contractual arrangements with our sponsor banks. During the year ended December 31, 2025, our chargeback rate was less than 1% of our payment volume.

Security, Disaster Recovery, and Back-up Systems

We maintain a comprehensive information security program designed to protect the confidentiality, integrity, and availability of the payment information and other sensitive data that we process. Our security controls are aligned with recognized industry standards and include administrative, technical and physical safeguards. We regularly scan, patch, update and monitor our networks, systems, applications, and malware defenses to address evolving security threats. All employees and contractors are required to complete security awareness training at the time of hire and at least annually thereafter.

We routinely engage independent third parties to audit our compliance with applicable security and regulatory frameworks, including the Payment Card Industry Data Security Standard (“PCI DSS”), Service Organization Control reports (“SOC1 Type II,” “SOC2 Type II”), and the Health Insurance Portability and Accountability Act (“HIPAA”), where applicable. In addition, we engage independent third-party firms to conduct internal and external penetration testing to identify security vulnerabilities and assess risks of unauthorized access. Identified findings are evaluated and remediated based on risk severity and business impact.

Sensitive cardholder and client data stored in our databases is protected using industry-standard encryption technologies, and access to such data is restricted based on job responsibilities and the principle of least privilege. We employ centralized logging, monitoring and alerting mechanisms to detect and respond to anomalous or unauthorized activity. Our third-party risk management practices include risk-based assessments of vendors that may access, process or store sensitive data on our behalf.

We maintain a dedicated security team responsible for continuous security monitoring and incident response. This team develops, maintains, tests and validates our incident response plan, which is designed to support timely detection, containment, investigation, remediation and recovery from security incidents, including coordination with internal stakeholders and external parties, as appropriate.

Disaster recovery and business continuity capabilities are built into our primary payment gateway through redundant hardware, software and data storage hosted across two geographically distinct cloud regions. Our primary cloud region is configured for near-real-time replication to a secondary region, enabling operations to be redirected in the event of a system failure, outage or degradation. Disaster recovery procedures are tested at least annually to assess system effectiveness, staff readiness and operational resilience.

We perform regular backups of critical systems and data and maintain documented restoration procedures. Backup restoration testing is performed quarterly to validate data integrity, recovery processes and system availability.

While we believe our security, disaster recovery and backup systems are designed to reduce the risk of security incidents, service disruptions and data loss, no system can provide absolute assurance. We continue to evaluate and enhance our controls in response to changes in technology, the threat landscape, regulatory requirements and business operations.

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

See “Risk Factors — Risks Related to Our Business — We rely on other service and technology providers. If such providers fail in or discontinue providing their services or technology to us, our ability to provide services to clients may be interrupted, and, as a result, our business, financial condition and results of operations could be adversely impacted.” in Part I, Item 1A of this Annual Report on Form 10-K for further discussion of our arrangements with certain service providers.

Competitive Conditions and Market Trends

We compete with a variety of payment processing companies that have different business models, go-to-market strategies and technical capabilities. In our Consumer Payments segment, our primary competitors include ACI Worldwide, Payliace, Paymentus, PayNearMe, PayScout and TabaPay. We also compete in our Consumer Payments segment against many traditional merchant acquirers, such as financial institutions, affiliates of financial institutions and payment processing companies, including Bank of America Merchant Services, Elavon (a subsidiary of U.S. Bancorp), Wells Fargo Merchant Services, Global Payments, WorldPay and Fiserv. In our Business Payments segment, our primary competitors include AvidXchange, Edenred Pay (a division of Edenred), Corpay, Paya (a division of Nuvei Corporation) and Fortis. We believe the most significant competitive factors in the markets in which we compete are: (1) economics, including fees charged to merchants and commission payouts to software integration partners; (2) product offering, including emerging technologies and development by other participants in the payments ecosystem; (3) service, including product functionality, value-added solutions and strong client support for both clients and software integration partners; and (4) reliability, including a strong reputation for quality service and trusted software integration partners. Our competitors include large and well-established companies, including banks, credit card providers, technology and ecommerce companies and traditional retailers, many of which are larger than we are, have a dominant and secure position in the markets in which they operate or offer other products and services to consumers and clients which we do not offer. Moreover, we compete against all forms of payments, including credit cards, bank transfers, and traditional payment methods, such as cash and check.

We believe there is a significant digital shift in our industry. Many of the vertical markets in which we compete are continuing to shift from legacy payment methods — primarily cash and check — to electronic forms of payment. We expect to benefit from this trend as our clients increasingly adopt and expand the use of electronic payment solutions in which we specialize.

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

Acquisitions

Our historical acquisition activity has allowed us to access new markets, expand our presence in existing markets, acquire industry talent, broaden our product suite, and supplement organic growth. Our current acquisition strategy focuses on integrated payments companies serving attractive vertical markets and opportunities to broaden our product offerings. From January 1, 2016 through December 31, 2025, we have completed eleven acquisitions, which are described below. These acquisitions were of payment companies and are representative of the acquisitions we envision consummating in the future.

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

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), which was vested with rulemaking authority over consumer protection laws, including the authority to regulate consumer financial products in the United States, including consumer credit, deposit, payment, and similar products. The CFPB may also have authority over us as a provider of services to regulated financial institutions in connection with consumer financial products. Any new rules or regulations implemented by the CFPB, and other similar regulatory agencies in other jurisdictions, or pursuant to the Dodd-Frank Act that are applicable to us or our clients’ businesses, or any adverse changes thereto, could increase our cost of doing business or limit our current offerings of integrated payment solutions. The scope, priorities and level of activity of the CFPB may vary over time due to legal, funding, policy and administrative factors. In addition, state attorneys general may have authority to enforce certain consumer protection provisions, including those under the Dodd-Frank Act, independent of federal regulatory activity.

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

Additionally, our clients, particularly those in the personal loans, automotive loans and receivables management verticals, are subject to various federal, state and local laws and regulations that impose restrictions and requirements on their businesses. For personal lenders and automotive lenders, these laws and regulations could include limitations on interest rates and fees, maximum loan amounts and the number of simultaneous or consecutive loans, imposition of required waiting periods between loans, loan extensions and refinancing, requiring payment schedules (including maximum and minimum loan durations) or repayment plans for borrowers claiming inability to repay loans, mandating disclosures, security for loans, licensing requirements and, in certain jurisdictions, database reporting and loan utilization information. For receivables management companies, these laws and regulations could include laws and regulations (including the federal Fair Debt Collection Practices Act (“FDCPA”) and comparable state laws) regarding the time, place and manner of communications with consumers regarding debt collection and prohibitions or limitations on certain debt collection practices. Lastly, some of our clients are subject to various state laws and regulations that prohibit or restrict the imposition of a surcharge or convenience fee in connection with their customers’ use of a payment card or other form of electronic payment.

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

Human Capital

Our employees are a critical component of our success. As of December 31, 2025, we employed approximately 486 full-time employees throughout the U.S. We have 4 office locations with an employee presence and have a remote employee presence throughout the U.S. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

We participate in an annual employee engagement and feedback survey which allows all full-time employees to anonymously give us feedback on our workplace culture, employee programs, and more. In 2025, 88% of participants responded that REPAY is a great place to work. Our employees’ feedback from the annual surveys have allowed us to be certified as a Great Place to Work® for the last nine consecutive years. We take employee feedback seriously and share the results of the survey, along with an action plan of how we can continue to improve, with all employees.

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

Many of our competitors have substantially greater financial, technological, management and marketing resources than we have. Accordingly, if these competitors target our business model and, in particular, the vertical markets that we serve, they may be able to offer more attractive fees or payment terms and advances to our clients and more attractive compensation to our software integration partners. They also may be able to offer and provide services and solutions that we do not offer. In addition, certain clients, particularly larger enterprises, may seek to develop or bring in-house certain payment processing capabilities or otherwise reduce their reliance on third-party payment service providers. If such efforts are successful, we could experience reduced transaction volumes, pricing pressure or the loss of client relationships.

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

Although we generally require that our agreements with our software integration partners or service providers include confidentiality obligations, we cannot guarantee that these contractual measures will prevent the unauthorized use, modification, destruction or disclosure of data or allow us to seek reimbursement from the contracted party. In addition, many of our clients are small and medium-sized businesses that may have limited competency regarding data security and handling requirements and may thus experience data breaches. Any unauthorized use, modification, destruction or disclosure of data could result in protracted and costly litigation and the incurrence of significant losses by us.

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

Security breaches may be subject to scrutiny from governmental agencies such as the FTC, the U.S. Department of Health and Human Services Office for Civil Rights, state attorneys general and the CFPB. See “Risks Related to Regulation” below.

If we cannot keep pace with rapid developments and changes in our industry, the use of our products and services could decline, causing a reduction in our revenues.

The electronic payments market is subject to constant and significant changes. This market is characterized by rapid technological evolution, new product and service introductions, evolving industry standards, changing client needs and the entrance of new competitors, including products and services that enable card networks and banks to transact with consumers directly. For example, in July 2023, the U.S. Federal Reserve launched its FedNow Service that enables individuals and businesses to send instant payments through their depositary institution accounts. In addition, advances in automation, data analytics and artificial intelligence are increasingly being incorporated into payment processing, risk management, compliance and customer support workflows across the industry.

To remain competitive, we continually pursue initiatives to develop new products and services and to enhance existing solutions. These projects carry risks, such as difficulty in determining market demand and timing for delivery, cost overruns, delays in delivery, data quality challenges and integration complexity, performance problems and lack of client acceptance, and some projects may require investment in non-revenue generating products or services that our software integration partners and clients expect to be included in our offerings. In addition, new products and offerings may not perform as intended or generate the business or revenue growth expected.

The continued growth and development of our payment processing services and solutions will depend on our ability to anticipate and adapt to changes in consumer and business behavior, client expectations and technology adoption. Any failure to timely integrate emerging payment methods into our software, to anticipate consumer or business behavior changes or to contract with processing partners that support such emerging payment technologies could cause us to lose traction among our clients or referral sources, including industry associations, resulting in a corresponding loss of revenue, if those methods become popular among end-users of their services.

Our products and services are designed to process complex transactions and provide reports and other information on those transactions, all at very high volumes and processing speeds. Our technology offerings must also integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and services to adapt to changes and innovation in these technologies. Any failure to deliver an effective, reliable and secure service or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. If we do not deliver a promised new product or service to our clients or software integration partners in a timely manner or the product or service does not perform as anticipated, our development efforts could result in increased costs and a loss in business, reducing our earnings and causing a loss of revenue. We also rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to, or production of, new technologies, including software and hardware. For example, we rely on our software integration partners to integrate our services and products into the software platforms being used by our clients. Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry standards (including those related to automation and artificial intelligence). If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost-effective basis, our business, financial condition and results of operations could be materially adversely affected.

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

Certain of these types of fraud present potential liability for chargebacks associated with our clients’ processing transactions. If a billing dispute between a client and a consumer is not ultimately resolved in favor of our client, the disputed transaction is “charged back” to the client’s bank and credited to the consumer’s bank. Anytime our client is unable to satisfy a chargeback, we are responsible for that chargeback. We have a number of contractual protections and other means of recourse to mitigate those risks, including collateral or reserve accounts that we may require our clients to maintain for these types of contingencies. Nonetheless, if we are unable to collect the chargeback from the clients’ account or reserve account (if applicable), or if the client refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. We have established systems and procedures to detect and reduce the impact of business fraud, but these measures may not be effective, and incidents of fraud could increase in the future. During the year ended December 31, 2025, our chargeback rate was less than 1% of payment volume. Any increase in chargebacks not paid by our clients could have a material adverse effect on our business, financial condition and results of operations.

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

The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits, including natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks. A sustained deterioration in general economic conditions, particularly in the United States, continued uncertainty for an extended period of time, persistent inflation or increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. Our consumer finance and mortgage clients may be disproportionately impacted by increased interest rates or a general economic downturn, which could result in a decrease to our revenue and profits. If our consumer finance or mortgage clients make fewer or smaller loans (or their borrowers fail to make required payments), or consumers and businesses spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue. Smaller tax refunds to consumers, due to the absence of additional stimulus or similar impacts or otherwise, could also negatively impact our results of operations.

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

We depend on the ability and experience of a number of our key personnel who have substantial experience with our operations, the rapidly changing payment processing industry and the vertical markets in which we offer our products and services. Our success depends in part on the continued service and expertise of our senior management and other key personnel, many of whom have developed significant institutional knowledge and industry experience. Our senior leaders and other key employees have developed important relationships with the card networks and our sponsor banks, key clients, software integration partners and other payment processing and service providers, and the loss of one or more of these individuals could disrupt our operations, strategic initiatives or client relationships. From time to time, we have experienced, and may continue to experience, turnover in key management or other critical roles, and there can be no assurance that we will be able to retain or replace such personnel with individuals possessing comparable experience, expertise or industry relationships on a timely basis, or at all.

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

Periods of actual or perceived stress in the banking or broader financial services sector—whether resulting from liquidity concerns, changes in regulatory expectations, macroeconomic conditions or other factors—could adversely affect the financial institutions with which we do business or the terms on which they provide services to us. Any failure of, or material adverse development affecting, one or more of our sponsor banks or other financial institution counterparties, or market concerns regarding their financial condition, could impair our liquidity, disrupt our ability to process transactions for clients, or negatively affect our relationships with clients and partner. Similarly, adverse developments affecting the financial institutions on which our clients rely could negatively impact our clients’ operations or financial condition, which in turn could reduce payment volumes processed through our platform or otherwise adversely affect our business, financial condition or results of operations.

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

We and the clients we serve are subject to numerous federal and state regulations that affect the electronic payments industry. The regulatory environment applicable to our business and our clients’ businesses is complex, fragmented and subject to change, and regulatory priorities, interpretations and enforcement approaches may vary over time due to legal, policy, funding and administrative factors. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase our cost of doing business or affect the competitive balance. Failure to comply with regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties or fines. To the extent these regulations negatively impact the business, operations or financial condition of our clients, our business and results of operations could be materially and adversely affected because, among other matters, our clients could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. We could be required to invest a significant amount of time and resources to comply with additional regulations or oversight or to modify the manner in which we contract with or provide products and services to our clients; and those regulations could directly or indirectly limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones, to satisfy our client’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.

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

Similarly, our clients in the receivables management industry are subject to a complex and evolving framework of federal and state laws and regulations that govern debt collection practices. These requirements are enforced by multiple regulatory authorities and, in some cases, through private litigation, and regulatory priorities, interpretations and enforcement approaches may vary over time. Increased scrutiny of debt collection practices—whether through rulemaking, guidance, supervisory activity or enforcement actions—could result in investigations, penalties or required changes to our clients’ business practices. In addition, the FDCPA and comparable state laws provide for private rights of action against debt collectors, including the potential for actual damages, statutory damages and attorneys’ fees and costs.

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

On July 10, 2024, we increased our existing senior secured credit facilities to a $250.0 million revolving credit facility pursuant to an amendment to the revolving credit agreement with Truist Bank and certain other lenders (the “Second Amended Credit Agreement”). On January 19, 2021, we issued $440.0 million in aggregate principal amount of our 0.00% convertible senior notes due 2026 (the “2026 Notes”). On July 8, 2024, we repurchased $220.0 million of the 2026 Notes. Additionally, on July 8, 2024, we issued $287.5 million in aggregate principal amount of our 2.875% convertible senior notes due 2029 (the “2029 Notes”). On August 22, 2025, we repurchased $73.5 million of the 2026 Notes. On or about February 2, 2026, we used borrowings from the Second Amended Credit Agreement, together with some of our cash hand, to satisfy the remaining obligations under the 2026 Notes. Our ability to service our obligations under our indebtedness, including the 2029 Notes and any indebtedness we have incurred or may further incur under the Second Amended Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive.

Our indebtedness under the Second Amended Credit Agreement bears interest at a variable rate, primarily based on the Secured Overnight Financing Rate (“SOFR”), and, as a result, our interest expense may increase if market interest rates rise, which could adversely affect our cash flows and results of operations.

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

We may not have the ability to raise the funds necessary to settle conversions of the 2029 Notes, or to repurchase the 2029 Notes upon a fundamental change, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the 2029 Notes.

Holders of the 2029 Notes have the right to require us to repurchase their 2029 Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. Upon conversion of the 2029 Notes, we will be required to make cash payments up to the aggregate principal amount of the 2029 Notes being converted and in respect of the remainder, if any, of our conversion obligation, we may elect to make cash payments or deliver shares of our Class A common stock, or a combination, to settle such conversion. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2029 Notes surrendered therefor or to pay cash with respect to the 2029 Notes being converted.

In addition, our ability to repurchase the 2029 Notes or to pay cash upon conversion of the 2029 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the 2029 Notes at a time when the repurchase is required by the indenture governing the 2029 Notes (the “indenture”) or to pay any cash payable on future conversions of the 2029 Notes as required by the indenture, would constitute a default under the indenture. A default under the indenture, or the fundamental change itself, could also lead to a default under our Second Amended Credit Agreement and other agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase, make interest payments on or make cash payments upon conversion of the 2029 Notes.

The conditional conversion feature of the 2029 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2029 Notes is triggered, holders of the 2029 Notes will be entitled to convert their 2029 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2029 Notes, we would be required to settle any converted principal amount of such notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2029 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2029 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Provisions in the indenture could delay or prevent an otherwise beneficial takeover of the Company

Certain provisions of the 2029 Notes and the indenture could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then we will be required to make an offer to the holders of the 2029 Notes to repurchase for cash all or part of their outstanding 2029 Notes. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to increase the conversion rate temporarily. In either case, and in other cases, our obligations under the 2029 Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that you may view as favorable.

Risks Related to Our Ownership Structure

We are a holding company and our only material asset is our interest in Hawk Parent, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement, meet our financial obligations under the Second Amended Credit Agreement or the 2029 Notes and pay dividends.

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

Hawk Parent has outstanding an aggregate of 5,285,883 Post-Merger Repay Units as of March 4, 2026. Pursuant to the Exchange Agreement, Repay Unitholders have the right to elect to exchange such Post-Merger Repay Units into shares of our Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement. However, Hawk Parent may elect to settle such exchange in cash in lieu of delivering shares of our Class A common stock pursuant to the terms of the Exchange Agreement.

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

We also have outstanding $287.5 million aggregate principal amount of our 2029 Notes which are convertible into shares of our Class A common stock in certain circumstances. Investors will incur further dilution upon the conversion of any of our convertible senior notes if we elect to deliver shares of Class A common stock upon such conversion. In the future, we may also issue additional securities in connection with investments, acquisitions or capital raising activities, which could constitute a material portion of our then-outstanding shares of our Class A common stock and may result in additional dilution to investors or adversely impact the price of our Class A common stock.

Our stock price may be volatile, which could negatively affect our business and operations.

Historically, our Class A common stock has experienced substantial price volatility. For example, the closing price per share of our Class A common stock on The Nasdaq Capital Market ranged from a low of $3.00 to a high of $7.70 during the period from January 2, 2025 to December 31, 2025. This volatility could be the result of changes in our volumes, revenue, earnings and margins or general market and economic factors. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

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

We utilize a variety of physical security controls to protect our offices and assets from unauthorized access, tampering and environmental hazards. Our systems include third party logging, intrusion detection and prevention systems to monitor our information systems for anomalous and suspicious activity in support of our security objectives and incident management plans.

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

Management’s Role

We have established a Security and Privacy Steering Committee to provide governance, oversight and leadership in matters relating to information security and privacy within our business. The Security and Privacy Steering Committee’s responsibilities include oversight of policy development, risk management, compliance with relevant laws and regulations, incident response, ongoing monitoring and improvement of information security and privacy practices. The Security and Privacy Steering Committee is chaired by the CISO and co-chaired by our Director of Compliance (who serves as our privacy officer). The membership of the Security and Privacy Steering Committee is comprised of individuals from cross-functional teams with expertise and responsibilities in information security and privacy, including representatives from our legal department, our finance department and various units within our technology department. Our CTO also currently serves as a member of the Security and Privacy Steering Committee.

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

Our CISO has served in various roles in information security, information technology and engineering operations for over 25 years. Our CISO holds an undergraduate degree in electronics and communications engineering, and he has attained a professional certification in leadership from a leading graduate school. He also maintains an Information Systems Security Professional (CISSP) certification from the International Information System Security Certification Consortium (ISC2). Our CTO holds an undergraduate degree in management and information systems, and he has served in various technology roles for over 30 years. Our CTO’s prior experience includes serving as the Chief Information Officer and Chief Information Security Officer of a public company and as Chief Technology Officer of a separate public company.

ITEM 2. PROPERTIES.

The following table sets forth selected information concerning our principal facilities, as of December 31, 2025.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock is traded on Nasdaq under the symbol “RPAY”. As of March 4, 2026, the closing price for our Class A common stock was $3.11.

Market price information regarding our Class V common stock and Post-Merger Repay Units is not provided because there is no public market for our Class V common stock or our Post-Merger Repay Units.

Holders

As of March 4, 2026, there were 14 holders of record of our Class A common stock, 14 holders of record of our Class V common stock and 14 holders of record of Post-Merger Repay Units (not including the Company). The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently do not intend to pay cash dividends in the foreseeable future.

Performance

The following graph compares the total shareholder return from December 31, 2020 through December 31, 2025 of (i) our Class A common stock, (ii) the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor’s 500 Information Technology Index (“S&P Information Technology Index”). The stock performance graph and table assume an initial investment of $100 on December 31, 2020 and that all dividends of the S&P 500 Index and S&P Information Technology Index, were reinvested.

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

	Repay Holdings Corporation	S&P 500 Index	S&P Information Technology Index
December 31, 2020	$100.00	$100.00	$100.00
December 31, 2021	67.05	126.89	133.35
December 31, 2022	29.54	102.22	94.80
December 31, 2023	31.34	126.99	148.26
December 31, 2024	28.00	156.59	201.18
December 31, 2025	13.39	182.25	248.07

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes purchases of Class A common stock made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Agent) in connection with tax withholdings, under the ESPP and pursuant to our share repurchase program for the three months ended December 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
October 1-31, 2025	7,208	$5.13	—	$22,967,359
November 1-30, 2025	5,974	3.32	—	—
December 1-31, 2025	2,488	3.46	—	—
Total	15,670	$4.18	—	$22,967,359
(1)
Includes 15,670 shares that we withheld pursuant to the Incentive Plan and the ESPP in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan and share purchases under the ESPP, which, in each case, we withheld at fair market value on the applicable vesting date or purchase date.
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

Macroeconomic Conditions

We have been monitoring the current economic environment in the U.S. and globally – characterized by inflationary pressures in certain cost categories (including changes in wages and technology-related expenses), elevated interest rate levels, tighter credit conditions, uneven economic growth and periodic volatility in financial markets. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include the potential for slowing growth, higher levels of unemployment, reduced consumer or commercial spending and/or recessionary conditions. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time. Finally, the impact of all of these various events on our results in 2025 may not be necessarily indicative of their impact on our results in 2026.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of our management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. Our chargeback rate was less than 1% of our card payment volume, during the years ended December 31, 2025, 2024 and 2023.

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

Results of Operations

	Year ended December 31,
($ in thousands, except per share data)	2025	2024	2023
Revenue	$309,261	$313,042	$296,627
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$77,243	$71,636	$69,703
Selling, general and administrative	142,006	145,466	148,653
Depreciation and amortization	102,046	103,710	103,857
Loss on business disposition	—	—	10,027
Impairment loss	242,688	—	75,800
Total operating expenses	$563,983	$320,812	$408,040
Loss from operations	$(254,722)	$(7,770)	$(111,413)
Other income (expense)
Interest income	4,061	5,992	2,822
Interest expense	(13,947)	(7,873)	(3,870)
Gain on extinguishment of debt	1,374	13,136	—
Change in fair value of tax receivable liability	(13,507)	(14,543)	(6,619)
Other income (loss)	(216)	138	(455)
Total other income (expense)	(22,235)	(3,150)	(8,122)
Loss before income tax benefit (expense)	(276,957)	(10,920)	(119,535)
Income tax benefit	5,869	575	2,115
Net loss	$(271,088)	$(10,345)	$(117,420)
Net loss attributable to non-controlling interest	(14,364)	(189)	(6,930)
Net loss attributable to the Company	$(256,724)	$(10,156)	$(110,490)

Weighted-average shares of Class A common stock outstanding - basic and diluted	85,558,300	89,915,137	90,048,638

Loss per Class A share - basic and diluted	$(3.00)	$(0.11)	$(1.23)

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue

Total revenue was $309.3 million for the year ended December 31, 2025 and $313.0 million for the year ended December 31, 2024, a decrease of $3.8 million or 1.2%. This decrease was due to impacts from previously announced client losses and political media spending during 2024 associated with the 2024 election cycle in our media payments business, partially offset from newly signed clients and the growth of our existing clients.

Costs of Services

Costs of services were $77.2 million for the year ended December 31, 2025 and $71.6 million for the year ended December 31, 2024, an increase of $5.6 million or 7.8%. This increase was the result of newly signed clients and the growth of our existing clients, partially offset from impacts of previously announced client losses and political media spending during 2024 associated with the 2024 election cycle in our media payments business.

Selling, General and Administrative

Selling, general and administrative expenses were $142.0 million for the year ended December 31, 2025 and $145.5 million for the year ended December 31, 2024, a decrease of $3.5 million or 2.4%, primarily due to a $6.1 million decrease in equity compensation expenses and $2.2 million decrease in compensation expenses, partially offset by a $3.4 increase in legal and other litigation fees and a $1.5 million increase in professional service fees.

Depreciation and Amortization

Depreciation and amortization expenses were $102.0 million for the year ended December 31, 2025 and $103.7 million for year ended December 31, 2024, a decrease of $1.7 million or 1.6%. This decrease was driven by a decrease in amortization of software and non-compete agreements.

Impairment Loss

We incurred a non-cash impairment loss of $242.7 million during the year ended December 31, 2025, primarily due to a $241.7 million goodwill impairment loss related to the Consumer Payments segment. The fair value of the Consumer Payments reporting unit was primarily impacted by a change in the discount rate and the decrease to comparable publicly traded companies’ multiples. See Note 9. Goodwill for more information.

Interest Income

Interest income was $4.1 million for the year ended December 31, 2025 and $6.0 million for the year ended December 31, 2024, a decrease of $1.9 million, due to lower average interest rates earned on our cash and cash equivalents and lower average cash balance during the second half of year primarily due to the use of cash to reduce the amount of 2026 Notes outstanding.

Interest Expense

Interest expense was $13.9 million for the year ended December 31, 2025 and $7.9 million for the year ended December 31, 2024, an increase of $6.1 million, due to a higher outstanding principal balance under the convertible senior notes.

Gain on Debt Extinguishment

We incurred a gain of $1.4 million and $13.1 million on extinguishment of debt for the year ended December 31, 2025 and 2024, respectively, due to the repurchase of 2026 Notes principal, net of a write-off of debt issuance costs relating to the repurchased principal.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $13.5 million for the year ended December 31, 2025 compared to a net loss of $14.5 million for the year ended December 31, 2024, a decrease of $1.0 million. This decrease was due to smaller fair value adjustments related to the tax receivable liability, primarily as a result of a smaller decrease to the discount rate, also referred to as the Early Termination Rate, used to determine the fair value of the liability.

Income Tax Benefit

The income tax benefit was $5.9 million for the year ended December 31, 2025, reflecting the expected income tax benefit on the loss generated over the same period. This was a result of the operating loss incurred by the Company primarily offset by impairment loss of assets acquired in the Business Combination, the impact of taxes not being provided for certain non-controlling interests, and stock-based compensation expense net tax shortfall. The income tax benefit was $0.6 million for the year ended December 31, 2024. This was a result of the operating loss incurred by the Company, taxes imposed on earnings in certain state jurisdictions, stock based-compensation expense net shortfall, and the creation of Federal and state research and development credits and partially offset by certain state rate changes on deferred taxes, stock-based compensation expense net tax shortfall, and the differential in tax rates on foreign based earnings.

For results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, see Part II, Item 7 of our 2024 Form 10-K, which is incorporated herein by reference.

Segments

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments.

The following table presents our segment revenue and selected performance measures.

	Year Ended December 31,
($ in thousand)	2025	2024
Revenue
Consumer Payments	$285,884	$280,966
Business Payments	48,413	52,923
Elimination of intersegment revenues	(25,036)	(20,847)
Total revenue	$309,261	$313,042
Gross profit (1)
Consumer Payments	$223,755	$223,107
Business Payments	33,299	39,146
Elimination of intersegment revenues	(25,036)	(20,847)
Total gross profit	$232,018	$241,406

Total gross profit margin (2)	75%	77%
(1)
Gross profit represents revenue less cost of services (exclusive of depreciation and amortization).
(2)
Gross profit margin represents total gross profit / total revenue.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Consumer Payments

Revenue for the Consumer Payments segment was $285.9 million for the year ended December 31, 2025 and $281.0 million for the year ended December 31, 2024, representing a $4.9 million or 1.8% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients, partially offset from impacts from previously announced client losses.

Gross profit for the Consumer Payments segment was $223.8 million for the year ended December 31, 2025 and $223.1 million for the year ended December 31, 2024, representing a $0.6 million or 0.3% year-over-year increase. This increase was the result of newly signed clients and the growth of existing clients, partially offset from impacts from previously announced client losses.

Business Payments

Revenue for the Business Payments segment was $48.4 million for the year ended December 31, 2025 and $52.9 million for the year ended December 31, 2024, representing a $4.5 million or 8.5% year-over-year decrease. This decrease was the result of the growth from newly signed clients and existing clients being more than offset from impacts from previously announced client losses and political media spending during 2024 associated with the 2024 election cycle in our media payments business.

Gross profit for the Business Payments segment was $33.3 million for the year ended December 31, 2025 and $39.1 million for the year ended December 31, 2024, representing a $5.8 million or 14.9% year-over-year decrease. This decrease was the result of the growth from newly signed clients and existing clients being more than offset from impacts from previously announced client losses and political media spending during 2024 associated with the 2024 election cycle in our media payments business.

For revenue and gross profit by segments for the year ended December 31, 2024 compared to the year ended December 31, 2023, see Part II, Item 7 of our 2024 Form 10-K, which is incorporated herein by reference.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that our management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on business disposition, gain on extinguishment of debt, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as loss on business disposition, gain on extinguishment of debt, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the years ended December 31, 2025, 2024 and 2023 (excluding certain shares that were subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the years ended December 31, 2025, 2024 and 2023.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Revenue	$309,261	$313,042	$296,627
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$77,243	$71,636	$69,703
Selling, general and administrative	142,006	145,466	148,653
Depreciation and amortization	102,046	103,710	103,857
Loss on business disposition	—	—	10,027
Impairment loss	242,688	—	75,800
Total operating expenses	$563,983	$320,812	$408,040
Loss from operations	$(254,722)	$(7,770)	$(111,413)
Interest income	4,061	5,992	2,822
Interest expense	(13,947)	(7,873)	(3,870)
Gain on extinguishment of debt	1,374	13,136	—
Change in fair value of tax receivable liability	(13,507)	(14,543)	(6,619)
Other income (loss)	(216)	138	(455)
Total other income (expense)	(22,235)	(3,150)	(8,122)
Loss before income tax benefit (expense)	(276,957)	(10,920)	(119,535)
Income tax benefit	5,869	575	2,115
Net loss	$(271,088)	$(10,345)	$(117,420)

Add:
Interest income	(4,061)	(5,992)	(2,822)
Interest expense	13,947	7,873	3,870
Depreciation and amortization (a)	102,046	103,710	103,857
Income tax benefit	(5,869)	(575)	(2,115)
EBITDA	$(165,025)	$94,671	$(14,630)

Loss on business disposition (h)	—	—	10,027
Gain on extinguishment of debt (i)	(1,374)	(13,136)	—
Non-cash impairment loss (b)	242,688	—	75,800
Non-cash change in fair value of assets and liabilities (c)	13,507	14,543	7,494
Share-based compensation expense (d)	19,031	25,195	22,156
Transaction expenses (e)	1,712	2,325	8,523
Restructuring and other strategic initiative costs (f)	10,135	12,494	11,908
Other non-recurring charges (g)	7,915	4,718	5,528
Adjusted EBITDA	$128,589	$140,810	$126,806

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Revenue	$309,261	$313,042	$296,627
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$77,243	$71,636	$69,703
Selling, general and administrative	142,006	145,466	148,653
Depreciation and amortization	102,046	103,710	103,857
Loss on business disposition	—	—	10,027
Impairment loss	242,688	—	75,800
Total operating expenses	$563,983	$320,812	$408,040
Loss from operations	$(254,722)	$(7,770)	$(111,413)
Interest income	4,061	5,992	2,822
Interest expense	(13,947)	(7,873)	(3,870)
Gain on extinguishment of debt	1,374	13,136	—
Change in fair value of tax receivable liability	(13,507)	(14,543)	(6,619)
Other income (loss)	(216)	138	(455)
Total other income (expense)	(22,235)	(3,150)	(8,122)
Loss before income tax benefit (expense)	(276,957)	(10,920)	(119,535)
Income tax benefit	5,869	575	2,115
Net loss	$(271,088)	$(10,345)	$(117,420)

Add:
Amortization of acquisition-related intangibles (j)	78,299	77,144	81,642
Loss on business disposition (h)	—	—	10,027
Gain on extinguishment of debt (i)	(1,374)	(13,136)	—
Non-cash impairment loss (b)	242,688	—	75,800
Non-cash change in fair value of assets and liabilities (c)	13,507	14,543	7,494
Share-based compensation expense (d)	19,031	25,195	22,156
Transaction expenses (e)	1,712	2,325	8,523
Restructuring and other strategic initiative costs (f)	10,135	12,494	908
Other non-recurring charges (g)	7,915	4,718	5,528
Non-cash interest expense (k)	3,113	3,031	2,848
Pro forma taxes at effective rate (l)	(29,576)	(28,151)	(23,564)
Adjusted Net Income	$74,362	$87,818	$73,942

Shares of Class A common stock outstanding (on an as-converted basis) (m)	90,862,104	95,678,128	96,850,559
Adjusted Net Income per share	$0.82	$0.92	$0.76
(a)
See footnote (j) for details on our amortization and depreciation expenses.
(b)
For the year ended December 31, 2025, reflects non-cash goodwill impairment loss primarily related to the Consumer Payments segment and non-cash impairment loss related to operating lease ROU assets. For the year ended December 31, 2023, reflects non-cash goodwill impairment loss related to the Business Payments segment and non-cash impairment loss related to a trade name write-off of Media Payments.
(c)
For the year ended December 31, 2025 and 2024, reflects the changes in management’s estimates of the fair value of the liability relating to the TRA. For the year ended December 31, 2023, reflects the changes in management’s estimates of (i) the fair value of the liability relating to the TRA and (ii) non-cash insurance reserve.
(d)
Represents compensation expense associated with equity compensation plans.
(e)
Primarily consists of (i) during the year ended December 31, 2025 and 2024, professional service fees incurred in connection with prior transactions and (ii) during the year ended December 31, 2023, professional service fees and other costs incurred in connection with the disposition of BCS.
(f)
Reflects costs associated with reorganization of operations, consulting fees related to our processing services and other operational improvements, including restructuring and integration activities related to our acquired businesses, that were not in the ordinary course.
(g)
For the year ended December 31, 2025, reflects franchise taxes and other non-income based taxes, non-recurring legal and other litigation expenses and payments made to third-parties in connection with our IT security and personnel. For the year ended December 31, 2024, reflects one-time processing settlements, franchise taxes and other non-income based taxes, non-recurring legal and other litigation expenses and payments made to third-parties in connection with our IT security and personnel. For the year ended December 31, 2023, reflects payments made to third-parties in connection with an expansion of our personnel, franchise taxes and other non-income based taxes and one-time payments to certain partners.
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

	Year ended December 31,
($ in thousands)	2025	2024	2023
Acquisition-related intangibles	$78,299	$77,144	$81,642
Software	22,588	24,826	19,789
Amortization	$100,887	$101,970	$101,431
Depreciation	1,159	1,740	2,426
Total Depreciation and amortization (1)	$102,046	$103,710	$103,857
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
(m)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the years ended December 31, 2025, 2024 and 2023. These numbers do not include any shares issuable upon conversion of our convertible senior notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Year Ended December 31,
	2025	2024	2023
Weighted average shares of Class A common stock outstanding - basic	85,558,300	89,915,137	90,048,638
Add: Non-controlling interests Weighted average Post-Merger Repay Units exchangeable for Class A common stock	5,303,804	5,762,991	6,801,921
Shares of Class A common stock outstanding (on an as-converted basis)	90,862,104	95,678,128	96,850,559

Adjusted EBITDA for the years ended December 31, 2025 and 2024 was $128.6 million and $140.8 million, respectively, representing a 8.7% year-over-year decrease. Adjusted Net Income for the years ended December 31, 2025 and 2024 was $74.4 million and $87.8 million, respectively, representing a 15.3% year-over-year decrease. Our net loss attributable to the Company for the years ended December 31, 2025 and 2024 was $256.7 million and $10.2 million, respectively, representing a 2427.8% year-over-year increase.

The decreases in Adjusted EBITDA and Adjusted Net Income and increase in net loss attributable to the Company for the year ended December 31, 2025 were primarily due to the organic growth of our business from newly signed clients, the growth of existing clients and cost savings initiatives being more than offset from impacts from previously announced client losses and political media spending during 2024 associated with the 2024 election cycle in our media payments business. In addition, the increase in net loss attributable to the Company for the year ended December 31, 2025 was impacted by the goodwill impairment loss.

For discussion on Adjusted EBITDA, Adjusted Net income, and net income (loss) attributable to the Company for the year ended December 31, 2024 compared to the year ended December 31, 2023, see Part II, Item 7 of the Company’s 2024 Form 10-K.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. We also finance our operations through proceeds from the issuance of our Class A common stock in June 2020 and our convertible senior notes offerings. As of December 31, 2025, we had $115.7 million of cash and cash equivalents and available borrowing capacity of $250.0 million under the Second Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $40.0 million as of December 31, 2025.

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

We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including Hawk Parent, which distributions may be restricted by law or contractual agreements, including agreements governing their indebtedness. For a discussion of those considerations and restrictions, refer to Part II, Item 1A “Risk Factors — Risks Related to Our Class A Common Stock.”

As of December 31, 2025, our material contractual obligations primarily consist of operating leases liabilities. See Note 11. Commitments and Contingencies to the financial statements in Item 8 of this Annual Report on Form 10-K for more information related to operating leases liabilities. Based on our current lease terms, $1.5 million of operating lease liabilities are due within the next twelve months, and the remaining lease liabilities of $8.8 million are due within the next ten years. We believe the cash flows from operations and available borrowing capacity from our existing revolving credit facility will be sufficient to satisfy our cash requirement for the next twelve months and the following five years.

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). On May 8, 2025, our board of directors approved the increase of its authorized Share Repurchase Program to up to $75 million. The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. During the year ended December 31, 2025, we repurchased 7,883,156 shares for a total of approximately $38.3 million under the Share

Repurchase Program. As of December 31, 2025, we had approximately $23.0 million remaining capacity under the Share Repurchase Program.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net cash provided by operating activities	$91,112	$150,090	$103,614
Net cash used in investing activities	(41,983)	(44,853)	(24,088)
Net cash used in financing activities	(130,186)	(12,673)	(28,944)

Cash Flow from Operating Activities

Net cash provided by operating activities was $91.1 million for the year ended December 31, 2025.

Net cash provided by operating activities was $150.1 million for the year ended December 31, 2024.

Net cash provided by operating activities was $103.6 million for the year ended December 31, 2023.

Cash provided by operating activities for the years ended December 31, 2025, 2024 and 2023, reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $42.0 million for the year ended December 31, 2025, due to the capitalization of software development activities.

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

Cash Flow from Financing Activities

Net cash used in financing activities was $130.2 million for the year ended December 31, 2025, due to the repayments of the 2026 Notes, treasury shares repurchase, shares repurchased under the Share Repurchase Program, a payment under the TRA and the payments for tax withholding related to shares vesting under the Incentive Plan and ESPP.

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

Indebtedness

Amended Credit Agreement

Our Amended Credit Agreement provided for a $185.0 million revolving credit facility in favor of Hawk Parent. On February 9, 2023, we amended the Amended Credit Agreement to replace LIBOR with term SOFR as the interest rate benchmark.

On February 28, 2023, we repaid in full the entire amount of $20.0 million of the outstanding revolving credit facility at that time. The undrawn capacity of the existing revolving credit facility under the Amended Credit Agreement became $185.0 million after the repayment.

Second Amended Credit Agreement

On July 10, 2024, we entered into the Second Amended Credit Agreement with certain financial institutions, as lenders, and Truist Bank, as administrative agent. The Second Amended Credit Agreement amended and restated the Amended Credit Agreement. The Second Amended Credit Agreement establishes a $250.0 million senior secured revolving credit facility. This facility matures on the earlier of (a) July 10, 2029 or (b) the date that is 91 days prior to the maturity date of the 2029 Notes (subject to certain exceptions for adequate liquidity). The maturity date may be extended, subject to certain terms and conditions.

As of December 31, 2025, the Second Amended Credit Agreement provided for a revolving credit facility of $250.0 million. As of December 31, 2025, we had $0 million drawn against the revolving credit facility. We paid $0.7 million and $0.6 million in fees related to unused commitments for the years ended December 31, 2025 and 2024, respectively. See Note 10. Borrowings to the financial statements in Item 8 of this Annual Report on Form 10-K for more information.

On January 26, 2026, we borrowed $110.0 million under our revolving credit facility pursuant to the Second Amended Credit Agreement. Outstanding borrowing under the revolving credit facility will accrue interest at an adjusted SOFR rate plus a margin as provided in the Second Amended Credit Agreement.

Convertible Senior Notes

On January 19, 2021, we issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. $40.0 million in aggregate principal amount of such 2026 Notes were sold in the 2026 Notes offering in connection with the full exercise of the initial purchasers’ option to purchase such additional 2026 Notes pursuant to the purchase agreement. The 2026 Notes matured on February 1, 2026. On July 8, 2024, we used approximately $200.0 million of proceeds from the offering of 2029 Notes and approximately $5.1 million of cash on hand to repurchase $220.0 million in aggregate principal amount of the 2026 Notes in connection with the 2029 Notes offering. On August 22, 2025, we repurchased $73.5 million in aggregate principal amount of the 2026 Notes. On or about February 2, 2026, we repaid $146.5 million of the remaining aggregate principal amount of the 2026 Notes using the $110.0 million borrowing under the revolving credit facility and approximately $36.5 million of cash on hand. The 2026 Notes were satisfied and discharged in full.

On July 8, 2024, we issued $287.5 million aggregate principal amount of 2.875% Convertible Senior Notes due 2029 (the “2029 Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. $27.5 million aggregate principal amount of the 2029 Notes were sold in connection with the full exercise of the initial purchasers’ option to purchase such additional 2029 Notes offering pursuant to the purchase agreement. We will settle any conversions of the 2029 Notes by paying cash up to the aggregate principal amount of the 2029 Notes to be converted and cash, shares of Class A common stock or a combination of cash and shares, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted. The 2029 Notes bear interest at a fixed rate of 2.875% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2025. The 2029 Notes will mature on July 15, 2029, unless earlier repurchased, redeemed, or converted in accordance with their terms.

As of December 31, 2025, we had convertible senior notes outstanding of $426.5 million, net of deferred issuance costs, under the 2026 Notes and 2029 Notes. We were in compliance with the related restrictive financial covenants. Additionally, we currently expect that we will remain in compliance with the restrictive financial covenants prospectively.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported consolidated statements of operations during the reporting period. We base our estimates and judgments on historical experience and available relevant information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. Accounting policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods. Subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting estimates during the year ended December 31, 2025.

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

As of December 31, 2025, we had convertible senior debt of $426.5 million, net of deferred issuance costs, outstanding. As of December 31, 2024, we had convertible senior debt of $496.8 million, net of deferred issuance costs, net of deferred issuance costs, outstanding. The borrowings under the Second Amended Credit Agreement accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 0.75% to 1.75% or at an adjusted SOFR rate plus a margin of 1.75% to 2.75% under the Second Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Second Amended Credit Agreement.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Repay Holdings Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2026 expressed an unqualified opinion.

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

Our audit procedures related to the revenue recognized during the year ended December 31, 2025, included the following, among others:

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

March 9, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Repay Holdings Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Repay Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 9, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 9, 2026

REPAY HOLDINGS CORPORATION

Consolidated Balance Sheets

($ in thousands)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$115,692	$189,530
Current restricted cash	29,327	35,654
Accounts receivable, net	33,172	32,950
Prepaid expenses and other	18,641	17,114
Total current assets	196,832	275,248

Property and equipment, net	1,243	2,383
Noncurrent restricted cash	10,633	11,525
Intangible assets, net	329,844	389,034
Goodwill	474,512	716,793
Operating lease right-of-use assets, net	8,866	11,142
Deferred tax assets	173,028	163,283
Other assets	4,791	2,500
Total noncurrent assets	1,002,917	1,296,660
Total assets	$1,199,749	$1,571,908

Liabilities
Accounts payable	$25,177	28,912
Accrued expenses	52,959	55,501
Current maturities of long-term debt, net	146,477	—
Current operating lease liabilities	1,548	1,230
Current tax receivable agreement ($1,555 and $2,413 held for related parties as of December 31, 2025 and December 31, 2024, respectively)	13,702	16,337
Other current liabilities	785	267
Total current liabilities	240,648	102,247

Long-term debt, net	280,065	496,778
Noncurrent operating lease liabilities	8,790	10,507
Tax receivable agreement, net of current portion ($20,748 and $25,134 held for related parties as of December 31, 2025 and December 31, 2024, respectively)	187,239	187,308
Other liabilities	1,225	1,899
Total noncurrent liabilities	477,319	696,492
Total liabilities	$717,967	$798,739

Commitments and contingencies (Note 11)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized, 95,138,635 issued and 81,762,746 outstanding as of December 31, 2025; 93,732,227 issued and 88,239,494 outstanding as of December 31, 2024	8	9
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Treasury stock, 13,375,889 and 5,492,733 shares as of December 31, 2025 and December 31, 2024, respectively	(92,025)	(53,782)
Additional paid-in capital	1,166,998	1,148,871
Accumulated deficit	(590,550)	(333,826)
Total Repay stockholders' equity	484,431	761,272
Non-controlling interests	(2,649)	11,897
Total equity	$481,782	$773,169
Total liabilities and equity	$1,199,749	$1,571,908

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
($ in thousands, except per share data)	2025	2024	2023
Revenue	$309,261	$313,042	$296,627
Operating Expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	77,243	71,636	69,703
Selling, general and administrative	142,006	145,466	148,653
Depreciation and amortization	102,046	103,710	103,857
Loss on business disposition	—	—	10,027
Impairment loss	242,688	—	75,800
Total operating expenses	563,983	320,812	408,040
Loss from operations	(254,722)	(7,770)	(111,413)
Other income (expense)
Interest income	4,061	5,992	2,822
Interest expense	(13,947)	(7,873)	(3,870)
Gain on extinguishment of debt	1,374	13,136	—
Change in fair value of tax receivable liability	(13,507)	(14,543)	(6,619)
Other income (loss)	(216)	138	(455)
Total other income (expense)	(22,235)	(3,150)	(8,122)
Loss before income tax benefit	(276,957)	(10,920)	(119,535)
Income tax benefit	5,869	575	2,115
Net loss	$(271,088)	$(10,345)	$(117,420)
Less: Net loss attributable to non-controlling interests	(14,364)	(189)	(6,930)
Net loss attributable to the Company	$(256,724)	$(10,156)	$(110,490)

Loss per Class A share attributable to the Company:
Basic and diluted	$(3.00)	$(0.11)	$(1.23)
Weighted-average shares outstanding:
Basic and diluted	85,558,300	89,915,137	90,048,638

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net loss	$(271,088)	$(10,345)	$(117,420)
Other comprehensive income (loss), net of tax	—	—	—
Less: Comprehensive loss attributable to non-controlling interests	(14,364)	(189)	(6,930)
Comprehensive income (loss) attributable to the Company	$(256,724)	$(10,156)	$(110,490)

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Changes in Equity

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at December 31, 2022	88,276,613	$9	100	$—	$1,117,733	$(10,000.00)	$(213,180)	$33,731	$928,293
Exchange of Post-Merger Repay Units	2,031,636	—		—	7,557	—	—	(7,557)	—
Release of share awards vested under Incentive Plan	1,084,532	—		—	1,963	—	—	(3)	1,960
Tax withholding related to shares vesting under Incentive Plan	(250,428)	—		—	(1,905)	—	—	14	(1,891)
Treasury shares repurchased	(338,369)	—		—	(3)	(2,528)	—	3	(2,528)
Stock-based compensation	—	—		—	22,236	—	—	(80)	22,156
Tax distribution from Hawk Parent	—	—		—	—	—	—	(3,525)	(3,525)
Valuation allowance on Ceiling Rule DTA	—	—		—	3,743	—	—	—	3,743
Net loss	—	—		—	—	—	(110,490)	(6,930)	(117,420)
Balance at December 31, 2023	90,803,984	$9	100	$—	$1,151,324	$(12,528)	$(323,670)	$15,653	$830,788
Exchange of Post-Merger Repay Units	464,552	—		—	1,634	—	—	(1,238)	396
Release of share awards vested under Incentive Plan and shares purchased under ESPP	1,311,077	—		—	1	—	—	(1)	—
Tax withholding related to shares vesting under Incentive Plan and ESPP	(322,788)	—		—	(2,138)	—	—	7	(2,131)
Treasury shares repurchased	(4,076,223)	—		—	(324)	(41,254)	—	37	(41,541)
Stock-based compensation	—	—		—	24,410	—	—	(22)	24,388
Stock options exercised	58,892	—		—	396	—	—	(1)	395
Purchase of capped calls related to issuance of the 2029 Notes	—	—		—	(29,418)	—	—	—	(29,418)
Tax distribution from Hawk Parent	—	—		—	—	—	—	(2,349)	(2,349)
Valuation allowance on Ceiling Rule DTA	—	—		—	2,986	—	—	—	2,986
Net loss	—	—		—	—	—	(10,156)	(189)	(10,345)
Balance at December 31, 2024	88,239,494	$9	100	$—	$1,148,871	$(53,782)	$(333,826)	$11,897	$773,169
Exchange of Post-Merger Repay Units	93,660	—		—	201	—	—	(201)	—
Release of share awards vested under Incentive Plan and shares purchased under ESPP	1,826,060	—		—	—	—	—	—	—
Tax withholding related to shares vesting under Incentive Plan and ESPP	(513,312)	—		—	(3,329)	—	—	5	(3,324)
Treasury shares repurchased	(7,883,156)	(1)		—	(338)	(38,243)	—	33	(38,549)
Stock-based compensation	—	—		—	18,348	—	—	(19)	18,329
Valuation allowance on Ceiling Rule DTA	—	—		—	3,245	—	—	—	3,245
Net loss	—	—		—	—	—	(256,724)	(14,364)	(271,088)
Balance at December 31, 2025	81,762,746	$8	100	$—	$1,166,998	$(92,025)	$(590,550)	$(2,649)	$481,782

See accompanying notes to consolidated financial statements.

REPAY HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash flows from operating activities
Net loss	$(271,088)	$(10,345)	$(117,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	102,046	103,710	103,857
Stock based compensation	18,329	24,388	22,156
Amortization of debt issuance costs	3,113	3,030	2,847
Loss on business disposition	—	—	10,027
Gain on extinguishment of debt	(1,374)	(13,136)	—
Other loss	267	—	238
Fair value change in tax receivable agreement liability	13,507	14,543	6,619
Impairment loss	242,688	—	75,800
Deferred tax benefit	(6,373)	(2,490)	(3,594)
Change in accounts receivable, net	(222)	3,067	(3,986)
Change in prepaid expenses and other	(1,527)	(1,905)	2,936
Change in operating lease ROU assets	1,869	(3,119)	1,328
Change in other assets	(2,291)	—	—
Change in accounts payable	(3,735)	6,882	(189)
Change in accrued expenses and other	(2,542)	22,594	3,890
Change in operating lease liabilities	(1,399)	2,861	(1,388)
Change in other liabilities	(156)	10	493
Net cash provided by operating activities	91,112	150,090	103,614
Cash flows from investing activities
Purchases of property and equipment	(286)	(989)	(733)
Purchases of intangible assets	(200)	—	(13,545)
Capitalized software development costs	(41,497)	(43,864)	(50,083)
Proceeds from sale of business, net of cash retained	—	—	40,273
Net cash used in investing activities	(41,983)	(44,853)	(24,088)
Cash flows from financing activities
Issuance of long-term debt	—	287,500	—
Payments on long-term debt	(71,976)	(205,150)	(20,000)
Payments of debt issuance costs	—	(9,631)	—
Payments for tax withholding related to shares vesting under Incentive Plan and ESPP	(3,324)	(2,131)	(1,891)
Treasury shares repurchased	(38,549)	(41,541)	(2,528)
Stock options exercised	—	395	—
Distributions to Members	—	(2,349)	(3,525)
Purchase of capped calls related to issuance of the 2029 Notes	—	(39,186)	—
Payment of Tax Receivable Agreement (“TRA”)	(16,337)	(580)	—
Payments of contingent consideration up to acquisition date fair value	—	—	(1,000)
Net cash used in financing activities	(130,186)	(12,673)	(28,944)
(Decrease) increase in cash, cash equivalents and restricted cash	(81,057)	92,564	50,582
Cash, cash equivalents and restricted cash at beginning of period	$236,709	$144,145	$93,563
Cash, cash equivalents and restricted cash at end of period	$155,652	$236,709	$144,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$9,147	$4,843	$1,024
Income taxes, net of refunds received	$1,761	$2,811	$1,330

Reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$115,692	$189,530	$118,096
Current restricted cash	29,327	35,654	11,324
Noncurrent restricted cash	10,633	11,525	14,725
Total cash, cash equivalents and restricted cash as shown in the Consolidated Statements of Cash Flows	$155,652	$236,709	$144,145

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

The Company is headquartered in Atlanta, Georgia. The Company’s legacy business was founded as M & A Ventures, LLC, a Georgia limited liability company doing business as REPAY: Realtime Electronic Payments (“REPAY LLC”), in 2006. Hawk Parent was formed in 2016 in connection with the acquisition of a majority interest in the successor entity of REPAY LLC and its subsidiaries.

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

The Company provides payment processing solutions to clients primarily operating in the personal loans, automotive loans, receivables management, and business-to-business verticals. The Company’s payment processing solutions enable consumers and businesses in these verticals to make payments using electronic payment methods, rather than cash or check, which have historically been the primary methods of payment in these verticals. The Company believes that a growing number of consumers and businesses prefer the convenience and efficiency of paying with cards and other electronic methods and that the Company is poised to benefit from the significant growth opportunity of electronic payment processing as these verticals continue to shift from cash and check to electronic payments. The personal loans vertical is predominately characterized by installment loans, which are typically utilized by consumers to finance everyday expenses. The automotive loans vertical includes a diversified client base across the entire credit spectrum. The Company’s receivables management vertical relates to consumer debt collections, which typically enter the receivables management process due to delinquency on credit card bills or as a result of major life events, such as job loss or major medical issues. The business-to-business vertical relates to transactions occurring between a wide variety of enterprise clients, many of which operate in the retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality industries.

The Company’s go-to-market strategy combines direct sales with integrations with key software providers in its target verticals. The integration of the Company’s technology with key software providers in the verticals that the Company serves, including loan management systems, DMS, collection management systems, and enterprise resource planning software systems, allows the Company to embed its omni-channel payment processing technology into its clients’ critical workflow software and ensure seamless operation of the Company’s solutions within its clients’ enterprise management systems. The Company refers to these software providers as its “software integration partners.” This integration allows the Company’s sales force to readily access new client opportunities or respond to inbound leads because, in many cases, a business will prefer, or in some cases only consider, a payments provider that has already integrated or is able to integrate its solutions with the business’ primary enterprise management system. The Company has successfully integrated its technology solutions with numerous, widely-used enterprise management systems in the verticals that it serves, which makes its platform a more compelling choice for the businesses that use them. Moreover, the Company’s relationships with its software integration partners help it to develop deep industry knowledge regarding trends in client needs. The Company’s integrated model fosters

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

long-term relationships with its clients, which supports its volume retention rates that the Company believes are above industry averages. As of December 31, 2025, the Company maintained approximately 294 integrations with various software providers.

The Company has two reportable segments: Consumer Payments and Business Payments. For additional information on segments, see Note 15. Segments to our consolidated financial statements.

Consumer Payments

The Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to collect payments and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”) offering. RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other Independent Sales Organizations (“ISOs”) and payment facilitators. The strategic vertical markets served by the Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare and diversified retail. The Consumer Payments segment represented approximately 85% of the Company’s total revenue after any intersegment eliminations for the year ended December 31, 2025.

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality. The Business Payments segment represented approximately 15% of the Company’s total revenue after any intersegment eliminations for the year ended December 31, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposit accounts, money market accounts and short‑term investments with original maturities of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The amount of cash that the Company considers to be available for general purposes was $115.7 million and $189.5 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, approximately 93% of the Company’s total balance of cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although the Company currently believes that the financial institutions with whom the Company does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any losses associated with the Company’s balances in such accounts for the years ended December 31, 2025, 2024 or 2023.

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

Accounts Receivable

Accounts receivable represent amounts due from clients and payment processors for services rendered. The Company has an established process for aging, provisioning and writing-off its uncollectible accounts receivable. Within this process the Company aggregates accounts receivable to the pools of receivables of similar risk characteristics. The allowance for credit losses on accounts receivables is estimated based on how long a receivable has been outstanding (e.g., under 30 days, 30–60 days, etc.). For accounts receivable outstanding more than 90 days, the Company evaluates and assesses whether the loss reserve percentage requires adjustment for reasonable and supportable forecast of relevant economic factors. For the years ended December 31, 2025 and 2023, the Company’s estimated credit losses on accounts receivable were immaterial. For the year ended December 31, 2024, the Company’s estimated credit losses on accounts receivable were $1.1 million.

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

The Company evaluates the recoverability of property and equipment at least annually or whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. If the carrying amount of property and equipment is determined not to be recoverable, a write-down to fair value is recorded. No impairments were recognized for the years ended December 31, 2025, 2024 and 2023.

Intangible Assets

Intangible assets consist of internal-use software development costs, purchased software, channel relationships, client relationships, certain key personnel non-compete agreements, and trade names. The Company capitalizes internal-use software development costs when the Company has completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The Company is amortizing internal-use software development costs and purchased software on the straight‑line method over a three-year estimated useful life, a ten-year estimated useful life for channel and client relationships, and an estimated useful life for non-compete agreements equal to the term of the agreement. Trade names are determined to have an indefinite useful life. The Company evaluates the recoverability of intangible assets at least annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. No impairments were recognized during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company recognized an impairment of $0.1 million related to a trade name write-off of Media Payments, as the Company strategically phased out the trade name of the acquired business.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

After considering the decline in the Company’s stock price during the second quarter of 2025, the Company considered goodwill impairment triggering events and determined that goodwill was more likely than not impaired. The Company performed a quantitative analysis using both a discounted cash flow method and a market comparable method of estimating fair value and concluded that goodwill associated with the Consumer Payments reporting unit was impaired as of June 30, 2025. The fair value of the Consumer Payments reporting unit was primarily impacted by a change in the discount rate and the decrease to comparable company multiples. The Company recognized an impairment loss of $103.2 million on goodwill related to the Consumer Payments segment and an impairment loss of $0.6 million related to the Business Payments segment within the Impairment loss in the Company’s Consolidated Statements of Operations for the year ended December 31, 2025. Following the decline in the Company’s stock price during the fourth quarter of 2025, the Company evaluated potential goodwill impairment triggering events and concluded that it was more likely than not that the goodwill was impaired. The Company conducted a quantitative assessment using both a discounted cash flow approach and a market comparable approach to estimate fair value. Based on this analysis, the Company determined that the goodwill associated with the Consumer Payments reporting unit was impaired as of December 31, 2025. The estimated fair value of the Consumer Payments reporting unit was primarily impacted by changes in the discount rate and comparable market multiples. The Company recognized an impairment of $138.5 million related to the Consumer Payments reporting unit within Impairment loss in the Company’s Consolidated Statements of Operations for the year ended December 31, 2025.

Revenue

Repay provides integrated payment processing solutions to niche markets that have specific transaction processing needs; for example, personal loans, automotive loans, and receivables management. The Company contracts with its clients through contractual agreements that set forth the general terms and conditions of the service relationship, including rights of obligations of each party, line item pricing, payment terms and contract duration. Receivables are generally remitted directly from the sponsor bank within a short period of time, or are remitted based on customer invoices generally due 30 days from date of invoice. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. As the Company’s clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments.

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

Revenues are also derived from transaction or service fees (e.g. chargebacks, gateway) as well as other miscellaneous service fees. These services are considered immaterial in the overall context of our contractual arrangements and, as such, do

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

not represent distinct performance obligations. Instead, the fees associated with these services are bundled with the processing services performance obligation identified. Interest earned on Settlements is recognized as a part of revenue as the collecting, holding, and remitting of client funds are integral components of providing the Company’s payment services.

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

Equity Units Awarded

The Repay Holdings Corporation 2019 Omnibus Incentive Plan (as amended, the “Incentive Plan”) provides for the grant of various equity-based incentive awards to employees, directors, consultants and advisors to the Company. The types of equity-based awards that may be granted under the Incentive Plan include: stock appreciation rights (“SARs”), performance stock units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based stock options (“PSOs”) and other stock-based awards. As of December 31, 2025, there were 5,746,321 shares of Class A common stock available for future issuance under the Incentive Plan.

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

PSUs, RSAs, RSUs and PSOs granted under the Incentive Plan are measured based on the fair value of the awards on the date of the grant. Compensation expense is recognized for those awards over the requisite service period within Selling, general, and administrative in the Consolidated Statements of Operations. Forfeitures are accounted for as they occur.

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

The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values as of December 31, 2025 and 2024, because of the relatively short maturity dates on these instruments. See Note 6. Fair Value of Assets and Liabilities for further discussion.

Leases

The Company evaluates each of its lease and service arrangements at inception to determine if the arrangement is, or contains, a lease and the appropriate classification of each identified lease. A lease exists if the Company obtains substantially all of the economic benefits of, and has the right to control the use of, an asset for a period of time. The Company has operating

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

ROU assets for operating leases are periodically reduced by impairment losses. As of December 31, 2025, the Company recognized an impairment loss of $0.4 million related to the Consumer Payments segment when the Company entered an agreement with a third party to sublease one of the operating leases. The impairment loss was recorded within Impairment loss in the Company's Consolidated Statements of Operations. The Company monitors for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in gain or loss in the Consolidated Statements of Operations.

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

Noncontrolling Interest

As of December 31, 2025, 2024, and 2023, the Company held an interest of 94.2%, 94.5%, and 94.2% in Hawk Parent, respectively. For the years ended December 31, 2025, 2024, and 2023, the noncontrolling interest in the net loss of subsidiaries was $14.4 million, $0.2 million, and $6.9 million, respectively.

Incurred But Not Reported (“IBNR”) Reserve

IBNR reserve includes the estimated liability related to the claims of the Company’s self-funded medical insurance policy for employees. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of IBNR claims using actuarial methods that are based on many variables, including historical patterns of claims, cost trends, and other factors. As of December 31, 2025 and 2024, the Company recognized IBNR reserve of $0.5 million and $0.9 million, respectively, recorded within Accrued expenses in the Consolidated Balance Sheets.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements

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

The Company adopted ASU 2023-09 as of December 31, 2025 retrospectively and prior period disclosures have been revised to conform to the current presentation. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements. See Note 14. Taxation for disclosures required by this standard.

Recently Issued Accounting Pronouncements not yet Adopted

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

Accounting for Internal-Use Software

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40 and requires an entry to start capitalizing software costs when both of the following occur: (1) Management has authorized and committed to funding the software project; (2) It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently in the process of evaluating the effects of ASU 2025-06 on its Consolidated Financial Statements.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Interim Reporting

In December 2025, the FASB issued Accounting Standards Update No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities, with early adoption permitted. The Company is currently in the process of evaluating the effects of ASU 2025-11 on its Consolidated Financial Statements.

3. Revenue

Disaggregation of Revenue

The Company’s revenue is from two types of relationships: (i) direct relationships and (ii) indirect relationships. The following table presents the Company’s revenue disaggregated by segment and by the type of relationship for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31, 2025
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Direct relationships (2)	$275,889	$47,617	$(25,036)	$298,470
Indirect relationships	9,995	796	—	10,791
Total Revenue	$285,884	$48,413	$(25,036)	$309,261

	Year Ended December 31, 2024
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Direct relationships (2)	$270,749	$52,068	$(20,847)	$301,970
Indirect relationships	10,217	855	—	11,072
Total Revenue	$280,966	$52,923	$(20,847)	$313,042

	Year Ended December 31, 2023
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Direct relationships (2)	$263,564	$36,989	$(17,139)	$283,414
Indirect relationships	12,144	1,069	—	13,213
Total Revenue	$275,708	$38,058	$(17,139)	$296,627
(1)
Represents revenue eliminations between business units within the Consumer Payments segment and eliminations of intersegment revenues for consolidation purpose.
(2)
Direct relationships revenue includes $5.4 million, $0, and $0 of interest earned on Settlements for the years ended December 31, 2025, 2024, and 2023, respectively, which do not represent revenues recognized in the scope of ASC 606, Revenue from contracts with customers.

When the Company’s right to consideration for performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount the Company has billed to the client is recognized as a contract asset. The contract asset balance was $3.2 million and $1.7 million as of December 31, 2025 and 2024, respectively, and is included within Prepaid expenses and other in the Consolidated Balance Sheets.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025 and 2024, the Company recorded deferred commissions of $2.3 million and $0, net of amortization, respectively, within Other assets in the Consolidated Balance Sheets. The amortization of deferred commissions is recorded within Selling, general and administrative in the Consolidated Statements of Operations.

4. Earnings Per Share

During the years ended December 31, 2025, 2024 and 2023, basic and diluted net income (loss) per common share is the same since the inclusion of the assumed exchange of all Post-Merger Repay Units, unvested share-based awards, outstanding stock options, outstanding ESPP purchase rights and the Company’s convertible senior notes would have been anti-dilutive.

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

	Year Ended December 31,
($ in thousands, except per share data)	2025	2024	2023
Net loss attributable to the Company	$(256,724)	$(10,156)	$(110,490)

Weighted average shares of Class A common stock outstanding - basic and diluted	85,558,300	89,915,137	90,048,638

Loss per share of Class A common stock outstanding - basic and diluted	$(3.00)	$(0.11)	$(1.23)

For the years ended December 31, 2025, 2024 and 2023, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Post-Merger Repay Units exchangeable for Class A common stock	5,285,883	5,379,543	5,844,095
Unvested share-based awards of Class A common stock	6,053,304	5,981,100	5,204,540
Outstanding stock options for Class A common stock	802,723	1,089,930	1,148,822
Outstanding ESPP purchase rights for Class A common stock	18,940	14,171	12,747
Senior notes convertible into Class A common stock	4,360,357	6,547,619	13,095,238
Share equivalents excluded from earnings (loss) per share	16,521,207	19,012,363	25,305,442

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

In connection with the disposition of BCS, the Company recognized a reduction in goodwill of $35.3 million within the Consumer Payments segment. See Note 9. Goodwill for further discussion. For the year ended December 31, 2023, BCS contributed $1.2 million to the Consumer Payments segment revenue.

6. Fair Value of Assets and Liabilities

The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring or nonrecurring basis or disclosed, but not carried, at fair value in the

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Consolidated Balance Sheets as of the dates presented. There were no transfers into, out of, or between levels within the fair value hierarchy during any of the periods presented.

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$115,692	$—	$—	$115,692
Restricted cash	39,960	—	—	$39,960
Other assets	—	2,500	—	2,500
Total assets	$155,652	$2,500	$—	$158,152
Liabilities:
Borrowings	$—	$387,048	$—	$387,048
Tax receivable agreement	—	—	200,941	200,941
Total liabilities	$—	$387,048	$200,941	$587,989

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$189,530	$—	$—	$189,530
Restricted cash	47,179	—	—	$47,179
Other assets	—	2,500	—	2,500
Total assets	$236,709	$2,500	$—	$239,209
Liabilities:
Borrowings	$—	$482,852	—	482,852
Tax receivable agreement	—	—	203,645	203,645
Total liabilities	$—	$482,852	$203,645	$686,497

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

Borrowings

The revolving credit facility and convertible senior notes are measured at amortized cost, which the carrying value is unpaid principal net of unamortized debt discount and debt issuance costs (“DDIC”). The estimated fair value of the revolving credit facility approximates the unpaid principal because its interest rate approximates market interest rates. The estimated fair value of convertible senior notes is determined using the quoted prices from over-the-counter markets. The estimated fair value of the Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the market interest rates and quoted prices are generally observable and do not contain a high level of subjectivity. As of December 31, 2025 and 2024, the Company had $0 drawn against the revolving credit facility.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The following table provides the carrying value and estimated fair value of borrowings. See Note 10. Borrowings for further discussion.

	December 31, 2025
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
2026 Notes	$146,508	$(31)	$146,477	$145,189
2029 Notes	287,500	(5,956)	281,544	241,859
Revolving credit facility	—	(1,479)	(1,479)	—
Total borrowings	$434,008	$(7,466)	$426,542	$387,048

	December 31, 2024
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
2026 Notes	$220,000	$(1,175)	$218,825	$206,133
2029 Notes	287,500	(7,550)	279,950	276,719
Revolving credit facility	—	(1,997)	(1,997)	—
Total borrowings	$507,500	$(10,722)	$496,778	$482,852

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

The Company used a discount rate, also referred to as the Early Termination Rate, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 5.59% was applied to the forecasted TRA payments as of December 31, 2025, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. The TRA balance was adjusted by $2.7 million through exchanges, a payment, accretion expense and a valuation adjustment, related to a change in the discount rate, which was 6.21% as of December 31, 2024.

The following table provides a rollforward of the TRA related to the Business Combination and subsequent exchanges of Post-Merger Repay Units. See Note 14. Taxation for further discussion on the TRA.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Balance at beginning of period	$203,645	$188,911	$179,127
Purchases	127	771	3,164
Payments	(16,337)	(580)	—
Accretion expense	11,914	13,585	12,362
Valuation adjustment	1,592	958	(5,742)
Balance at end of period	$200,941	$203,645	$188,911

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

7. Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
($ in thousands)	2025	2024
Furniture, fixtures, and office equipment	$3,206	$3,603
Computers	2,054	2,041
Leasehold improvements	587	678
Total	5,847	6,322
Less: Accumulated depreciation and amortization	4,604	3,939
Total property and equipment, net	$1,243	$2,383

Depreciation expense for property and equipment was $1.2 million, $1.7 million and $2.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of December 31, 2025 and 2024, the indefinite-lived intangible assets consisted of one trade name, arising from the acquisition of Hawk Parent.

During the year ended December 31, 2025, the Company capitalized $41.5 million of software costs related to business operations and software integrations. In addition, the Company wrote-off fully amortized software costs and associated accumulated amortization of $49.0 million.

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

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$523,000	$295,175	$227,825	4.33
Channel relationships	30,085	10,909	19,176	6.37
Software costs	131,926	69,083	62,843	1.43
Trade name	20,000	—	20,000	—
Balance as of December 31, 2025	$705,011	$375,167	$329,844	3.86

Client relationships	$523,000	$242,458	$280,542	5.33
Channel relationships	29,885	7,904	21,981	7.36
Software costs	139,444	72,945	66,499	1.00
Non-compete agreements	180	168	12	0.34
Trade name	20,000	—	20,000	—
Balance as of December 31, 2024	$712,509	$323,475	$389,034	4.55

The Company’s amortization expense for intangible assets was $100.9 million, $102.0 million and $101.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future
Year Ending December 31,	Amortization Expense
2026	$92,087
2027	76,133
2028	61,282
2029	41,780
2030	26,094
Thereafter	12,468

9. Goodwill

The Company’s reporting units for goodwill impairment evaluation purposes are the same as its reportable segments. As of December 31, 2025, accumulated impairment losses were $241.7 million for the Consumer Payments segment and $76.3 million for the Business Payments segment. As of December 31, 2024 and 2023, accumulated impairment loss was $75.7 million for the Business Payments segment.

The following table presents changes to goodwill by business segment, for the year ended December 31, 2025:

($ in thousands)	Consumer Payments	Business Payments	Total
Balance at December 31, 2024	$573,869	$142,924	$716,793
Impairments	(241,700)	(581)	(242,281)
Balance at December 31, 2025	$332,169	$142,343	$474,512

During the year ended December 31, 2025, the Company recognized an impairment loss of $241.7 million on goodwill related to the Consumer Payments segment and an impairment loss of $0.6 million related to the Business Payments segment within the Impairment loss in the Company’s Consolidated Statements of Operations for the year ended December 31, 2025. The estimated fair value of the Consumer Payments reporting unit was primarily impacted by changes in the discount rate and comparable market multiples.

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

10. Borrowings

Amended Credit Agreement

The Amended Credit Agreement previously provided the Company with a $185.0 million revolving credit facility. On February 9, 2023, the Company amended the Amended Credit Agreement to replace London Inter-bank Offer Rate (“LIBOR”) with term SOFR as the interest rate benchmark.

On February 28, 2023, the Company repaid in full the entire amount of $20.0 million of the outstanding revolving credit facility at that time. The undrawn capacity of the existing revolving credit facility under the Amended Credit Agreement became $185.0 million after the repayment.

Second Amended Credit Agreement

On July 10, 2024, the Company entered into a Second Amended and Restated Revolving Credit Agreement (the “Second Amended Credit Agreement”) with certain financial institutions, as lenders, and Truist Bank, as administrative agent.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The Second Amended Credit Agreement amended and restated the Amended Credit Agreement. The Second Amended Credit Agreement establishes a $250.0 million senior secured revolving credit facility. The borrowings accrue interest at either base rate plus a margin of 0.75% to 1.75% or at an adjusted SOFR rate plus a margin of 1.75% to 2.75%, in each case depending on the total net leverage ratio, as defined in the Second Amended Credit Agreement. The unused commitment fees accrue at 0.25% on the daily amount of unused commitment. This facility matures on the earlier of (a) July 10, 2029 or (b) the date that is 91 days prior to the maturity date of the 2029 Notes (defined below) (subject to certain exceptions for adequate liquidity). The maturity date may be extended, subject to certain terms and conditions.

As of December 31, 2025, the Company had $0 drawn against the revolving credit facility. The Company paid $0.7 million, $0.6 million and $0.5 million in fees related to unused commitments for the years ended December 31, 2025, 2024 and 2023 respectively.

Convertible Senior Notes

On January 19, 2021, the Company issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement. The initial conversion rate of the 2026 Notes was 29.7619 shares of Class A common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of approximately $33.60 per share of Class A common stock). Upon conversion of the 2026 Notes, the Company may choose to pay or deliver cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock. The 2026 Notes matured on February 1, 2026. On July 8, 2024, the Company repurchased $220.0 million in aggregate principal amount of the 2026 Notes at a discount based on the quoted prices from over-the-counter markets, with a cash payment of $205.2 million. The repurchase of the 2026 Notes resulted in a gain of $13.1 million, net of a write-off of debt issuance costs relating to the repurchased principal during the year ended December 31, 2024 and was recorded within Gain on debt extinguishment in the Company’s Condensed Consolidated Statements of Operations. On August 22, 2025, the Company repurchased $73.5 million in aggregate principal amount of the 2026 Notes at a discount, for a total cash consideration of $72.0 million. The transaction resulted in a gain on extinguishment of debt of $1.4 million, net of a write-off of unamortized debt issuance costs associated with the repurchased principal. This gain was recognized within Gain on extinguishment of debt in the Company’s Consolidated Statements of Operations during the year ended December 31, 2025.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

During the year ended December 31, 2025, the conversion contingencies of the convertible senior notes were not met, and the conversion terms of the 2026 Notes and 2029 Notes were not significantly changed. The Company’s interest expense on the convertible senior notes was $8.3 million, $4.0 million and $0 for the years ended December 31, 2025, 2024 and 2023 respectively.

The following table summarizes the total borrowings under the credit agreements and convertible senior notes:

($ in thousands)	December 31, 2025	December 31, 2024
Non-current indebtedness:
Convertible senior notes:
2026 Notes	$146,508	$220,000
2029 Notes	287,500	287,500
Total borrowings (1)	434,008	507,500
Less: Current maturities of long-term debt	146,477	—
Less: Debt issuance cost (2)	7,466	10,722
Total non-current borrowings	$280,065	$496,778

(1)
The effective interest rate was 2.62% and 1.38% as of December 31, 2025 and 2024, respectively.
(2)
The Company incurred $3.1 million, $3.0 million and $2.8 million of interest expense for the amortization of deferred debt issuance costs for the years ended December 31, 2025, 2024 and 2023, respectively.

Following is a summary of principal maturities of borrowings outstanding as of December 31, 2025 for each of the next five years ending December 31 and in the aggregate:

($ in thousands)
2026	$146,508
2027	—
2028	—
2029	287,500
2030	—
$434,008

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

On December 22, 2025, the Company entered an agreement with a third party to sublease one of the operating leases. The Company performed an impairment analysis and used the market approach to calculate the fair value of the associated ROU asset. An impairment loss of $0.4 million related to Consumer Payments segment was recorded within Impairment loss in the Company’s Consolidated Statements of Operations as the result of the reassessment.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

During both the years ended December 31, 2025 and 2024, the Company recognized sublease income of $0.3 million, within Other (loss) income in the Company’s Consolidated Statements of Operations.

The components of lease costs are presented in the following table:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Components of total lease costs:
Operating lease costs	$2,363	$1,985	$2,378
Short-term lease costs	24	24	30
Total lease costs	$2,387	$2,009	$2,408

Amounts reported in the Consolidated Balance Sheets were as follows:

($ in thousands)	December 31, 2025	December 31, 2024
Operating Leases:
Right-of-use assets	$8,866	$11,142
Lease liability, current	1,548	1,230
Lease liability, long-term	8,790	10,507
Total lease liabilities	$10,338	$11,737

Weighted-average remaining lease term (in years)	4.8	5.6
Weighted-average discount rate (annualized)	6.4%	6.2%

Other information related to leases are as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,181	$2,266	$2,312
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	—	6,262	—

The following table presents a maturity analysis of the Company’s operating leases liabilities as of December 31, 2025:

($ in thousands)
2026	$2,148
2027	2,028
2028	1,867
2029	1,674
2030	1,699
Thereafter	3,340
Total undiscounted lease payments	12,756
Less: Imputed interest	2,418
Total lease liabilities	$10,338

12. Related Party Transactions

The Company incurred transaction costs on behalf of related parties of $0.9 million, $0 and $5.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. These costs consist of retention bonuses and other compensation to employees, associated with the costs resulting from the integration of new businesses.

During the years ended December 31, 2025, 2024 and 2023, the Company paid fees of $1.3 million, $1.0 million and $0.2 million, respectively, to a related party vendor for consulting services for the Business Payments segment.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The Company held TRA payables for related parties of $22.3 million and $27.5 million as of December 31, 2025 and 2024, respectively. These amounts were owed to holders of the Post-Merger Repay Units. During the year ended December 31, 2025, the Company made a payment of $16.3 million for TRA payables, of which $2.4 million was for related parties.

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

The following table summarized share-based compensation expense and the related income tax benefit recognized for the Company’s share-based compensation awards:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Share-based compensation expense	$18.3	$24.4	$22.2
Income tax benefit	2.6	2.7	1.7

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

Activity for RSAs for the year ended December 31, 2025 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	3,985,097	$8.31
Granted	2,361,001	6.26
Forfeited (1)	1,259,063	7.90
Vested	838,391	9.58
Unvested at December 31, 2025	4,248,644	7.05
(1)
The forfeited shares include shares forfeited as a result of employee terminations, retirement from the Board and shares withheld to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards under the Incentive Plan during the year ended December 31, 2025; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

Activity for RSUs for the year ended December 31, 2025 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	130,923	$9.70
Granted	220,000	5.00
Forfeited	34,000	5.00
Vested	130,923	9.70
Unvested at December 31, 2025	186,000	5.00

PSUs

The Company has two types of PSU grant agreements, with one vesting based on relative total stock return (“TSR PSUs”) and one vesting based on adjusted EBITDA growth (“EBITDA PSUs”). TSR PSUs are based on a market condition, such that the Company’s total shareholder return relative to a comparator group for the applicable performance period determines the number of shares (if any) that is ultimately issued upon vesting. The grant date fair value of TSR PSUs is estimated using the Monte Carlo simulation. Compensation expense of TSR PSUs is recognized on a straight-line basis over the applicable performance period. The performance and service period for TSR PSUs is three years. EBITDA PSUs are based on a performance condition, such that the growth of the Company’s adjusted EBITDA during each fiscal year within the applicable performance period determines the number of shares (if any) that is ultimately issued upon vesting. The grant date fair value of EBITDA PSUs is based on the quoted market value of the Company’s Class A common stock on the grant date. As the Company determines that the performance condition associated with EBITDA PSUs is probable, the attributable compensation expense is recognized on a straight-line basis over the applicable performance period. If, in the future, it is determined that achieving the performance condition related to EBITDA PSUs is improbable, the Company would reverse any compensation expense recognized to date associated with EBITDA PSUs. The performance and service period for EBITDA PSUs is three years.

Activity for PSUs for the year ended December 31, 2025 was as follows:

	Class A Common Stock (1)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,865,080	$10.57
Granted	1,132,134	7.78
Forfeited	1,378,554	9.12
Vested	—	—
Unvested at December 31, 2025	1,618,660	9.85
(1)
Represent shares to be paid out at 100% target level.

The weighted average grant date fair value of TSR PSUs granted during the year ended December 31, 2025, 2024 and 2023 was $9.30, $16.36 and $8.87, respectively. Fair value was estimated on the date of grant using Monte Carlo simulation with the following weighted average assumptions:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.97%	4.76%	3.67%
Expected volatility	57.07%	60.77%	58.25%
Correlation coefficients	0.55	0.58	0.51
Dividend yield	0%	0%	0%
Expected term (in years)	2.8	2.6	2.8

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

the Company pays no dividends. Expected term was based on the time period from the grant date to the end of the performance period.

For PSUs, RSAs, and RSUs vested during the year ended December 31, 2025, the total fair value, based upon the Company’s Class A common stock price at the date vested, was $10.6 million. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $21.2 million as of December 31, 2025, which is expected to be recognized as expense over the weighted-average period of 1.69 years.

PSOs

PSOs are granted with an exercise price equal to the market value of the Company’s common stock on the grant date and have a term of seven years. Stock options vest in three tranches, and each tranche may vest upon the later of (i) the date that the market value of the Company’s common stock for a period of twenty consecutive trading days exceeds a stock price goal and (ii) the corresponding time based service requirement.

Activity for PSOs for the year ended December 31, 2025 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,089,930	$6.13	5.2	$1,634,895
Granted	—	—	—	—
Forfeited	287,207	6.13	4.8	(493,393)
Exercised	—	—	—	—
Outstanding at December 31, 2025	802,723	$6.13	4.2	$(1,990,753)

Options vested and exercisable at December 31, 2025	206,123	$6.13	4.2	$(511,185)

The Company recognized compensation expense for PSOs of $0.5 million during the year ended December 31, 2025. Unrecognized compensation expense related to outstanding PSOs was $0.1 million at December 31, 2025, which is expected to be recognized as expense over the weighted-average period of 0.2 year.

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

Inducement Award

On September 8, 2025, the Company granted an inducement award of 118,243 shares of restricted stock outside the Incentive Plan to Robert S. Houser, the Company’s recently appointed CFO, with the grant date fair value of $5.92, which is

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

based on the quoted market value of the Company’s Class A common stock on the grant date. This award vests in four equal annual installments commencing September 8, 2026. Compensation expense for the inducement award is recognized on a graded vesting basis over the requisite service period.

Employee Stock Purchase Plan

On August 18, 2021, the Company’s stockholders approved the Repay Holdings Corporation 2021 Employee Stock Purchase Plan. The purpose of the ESPP is to provide eligible employees with the opportunity to purchase the Company’s Class A common stock through accumulated payroll deductions. A total of 1,000,000 shares of the Company’s Class A common stock is reserved for issuance under the ESPP. Under the ESPP, participants are offered the right to purchase shares of the Company’s Class A common stock at a discount during a series of offering periods. The length of the offering periods under the ESPP will be determined by the administrator and may be up to twenty-seven months long.

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

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
U.S.	$(278,538)	$(13,146)	$(121,593)
Foreign	1,581	2,226	2,058
Loss before income tax benefit	$(276,957)	$(10,920)	$(119,535)

The Company recorded a provision (benefit) for income tax as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Current expense (benefit)
U.S. Federal	$276	$872	$591
U.S. state and local	(71)	570	332
Foreign	299	473	556
Total current expense	$504	$1,915	$1,479
Deferred expense (benefit)
U.S. Federal	$(4,480)	$(2,774)	$(1,858)
U.S. state and local	(1,893)	284	(1,736)
Foreign	—	—	—
Total deferred benefit	$(6,373)	$(2,490)	$(3,594)
Income tax expense (benefit)
U.S. Federal	$(4,204)	$(1,902)	$(1,267)
U.S. state and local	(1,964)	854	(1,404)
Foreign	299	473	556
Income tax benefit	$(5,869)	$(575)	$(2,115)

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

A reconciliation of the income taxes paid, net of refunds received by the Company is as follows for the years indicated:

	Year Ended December 31,
($ in thousands)	2025		2024	2023
U.S. Federal	$1,270		$1,300	$709
U.S. state and local
Pennsylvania	$—	(1)	$181	$—	(1)
Other	52		523	217
	$52		$704	$217
Foreign
Canada - Federal	$341		$624	$224
Canada - British Columbia	98		183	180
	$439		$807	$404

	$1,761		$2,811	$1,330
(1)
The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2025		2024		2023
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$(58,161)	21.0%	$(2,293)	21.0%	$(25,104)	21.0%
Domestic Federal
Tax Credits
Research and development tax credits	—	0.0%	(871)	8.0%	(1,315)	1.1%
Foreign tax credit	(458)	0.2%	(375)	3.5%	(235)	0.2%
Nontaxable or Nondeductible Items
Goodwill impairment	49,026	(17.7%)	—	0.0%	14,693	(12.3%)
Other	219	(0.1%)	204	(1.9%)	123	(0.1%)
Effect of Changes in Tax Laws or Rates Enacted in the Current Period
Other Adjustments
Excess tax shortfall related to share-based compensation	2,062	(0.7%)	1,420	(13.0%)	2,318	(1.9%)
Gain on sale of Blue Cow	—	0.0%	—	0.0%	7,407	(6.2%)
Other	3,010	(1.1%)	(55)	0.5%	948	(0.8%)
Domestic State and Local Income Taxes, Net of Federal Income Tax Effect (1)	(1,994)	0.7%	794	(7.3%)	(1,505)	1.3%
Foreign Tax Effects
Canada
Statutory tax rate difference between Canada and United States	427	(0.2%)	601	(5.5%)	555	(0.5%)
Effective tax rate	$(5,869)	2.1%	$(575)	5.3%	$(2,115)	1.8%
(1)
State taxes in Arizona, California, Georgia, Florida and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

The Company’s effective tax rate was 2.1%, 5.3% and 1.8% for the years ended December 31, 2025, 2024 and 2023, respectively. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate of 21% was primarily influenced by the fact that the Company is not liable for the income taxes on the portion of Hawk Parent’s earnings that are attributable to

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

noncontrolling interests, the calculation of the Federal and state research and development credit and its impact on income taxes, the excess tax shortfall related to share-based compensation and the impact of the goodwill impairment. Further, the comparison is reflective of the effect of remeasuring net deferred tax assets for state tax rate changes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Details of the Company’s deferred tax assets and liabilities are as follows:

($ in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Tax credits	$5,492	$5,653
Acquisition costs	230	257
Federal net operating losses	42,647	26,761
State net operating losses	11,013	6,624
Tax integrated capped call	7,177	8,954
Other assets	(38)	(41)
Partnership basis tax differences	116,030	131,598
Total deferred tax asset	182,551	179,806
Valuation allowance	(5,739)	(8,734)
Total deferred tax asset, net of valuation allowance	176,812	171,072
Deferred tax liabilities
Other intangibles - Payix	(2,387)	(3,023)
Other liabilities	(1,397)	(4,766)
Total deferred tax liabilities	(3,784)	(7,789)
Net deferred tax assets	$173,028	$163,283

As a result of the finalization of 2024 income tax returns, Post-Merger Repay Unit exchanges during the year ended December 31, 2025, and estimates of current year activity, the Company recognized a reduction of the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) in the amount of $3.0 million, compared to a reduction of $3.2 million during the year ended December 31, 2024, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions, a ceiling rule limitation arising under Internal Revenue Code (the “Code”) sec. 704(c). As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized as of December 31, 2025. As such, a 100% valuation allowance was recognized.

As of December 31, 2025, the Company had net tax effected federal and state (net of federal benefit) net operating losses (“NOLs”) of $53.6 million, of which approximately $47.1 million have an indefinite life. NOLs of approximately $0.3 million and $6.2 million will begin to expire in 2031 and 2034, respectively. As of December 31, 2025, the Company had federal and state research tax credit carryforwards of $3.5 million and $1.0 million, respectively, which will begin to expire in 2039 and 2032, respectively. As of December 31, 2025, the Company had a federal foreign tax credit carryforward of $0.9 million. The Company believes as of December 31, 2025, based on the weight of all positive and negative evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the NOLs and tax credits and, as such, no valuation allowance was recorded.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the United States taxation of profits derived from foreign operations. The Company accounted for the effects of OBBBA in accordance with ASC740, Income Taxes, in the year ended December 31, 2025. The OBBBA did not have a material effect on the financial statements for the year ended December 31, 2025, and the Company is continuing to evaluate the potential effect on future periods.

The Company is no longer subject to U.S. Federal, state, or local examinations by tax authorities for years prior to 2021. No uncertain tax positions existed as of December 31, 2025.

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

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

As of December 31, 2025, the Company had a liability of $200.9 million related to the fair value of its projected obligations under the TRA, which is captioned as the tax receivable agreement liability in the Company’s Consolidated Balance Sheets. The decrease of $2.7 million in the TRA liability for the year ended December 31, 2025, was primarily a result of the decrease in the Early Termination Rate, subsequent exchanges of Post-Merger Repay Units occurring during the period, and accretion, partially offset by a decrease in the tax rate and a payment of the current portion of the TRA liability, as reported at December 31, 2024, over the same period.

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

REPAY HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

The following table presents revenue, cost of services and gross profit for each reportable segment.

	Year Ended December 31,
($ in thousand)	2025	2024	2023
Revenue
Consumer Payments	$285,884	$280,966	$275,708
Business Payments	48,413	52,923	38,058
Elimination of intersegment revenues (1)	(25,036)	(20,847)	(17,139)
Total revenue	$309,261	$313,042	$296,627
Cost of services (exclusive of depreciation and amortization)
Consumer Payments	$62,129	$57,859	$59,612
Business Payments	15,114	13,777	10,091
Total cost of services (exclusive of depreciation and amortization)	$77,243	$71,636	$69,703
Gross profit (2)
Consumer Payments	$223,755	$223,107	$216,096
Business Payments	33,299	39,146	27,967
Elimination of intersegment revenues	(25,036)	(20,847)	(17,139)
Total gross profit	$232,018	$241,406	$226,924

Total other operating expenses (3)	$486,740	$249,176	$338,337
Total other income (expense)	(22,235)	(3,150)	(8,122)
Loss before income tax benefit	(276,957)	(10,920)	(119,535)
Income tax benefit	5,869	575	2,115
Net loss	$(271,088)	$(10,345)	$(117,420)
(1)
Represents revenue eliminations between business units within the Consumer Payments segment and Business Payments segment, as well as eliminations of intersegment revenues for consolidation purpose.
(2)
Represents revenue less costs of services (exclusive of depreciation and amortization).
(3)
Represents total operating expenses less costs of services (exclusive of depreciation and amortization).

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of December 31, 2025. The CODM reporting package does not include interest income, interest expense, depreciation and amortization, income tax benefit (expense) and discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.

16. Subsequent Events

Management has evaluated subsequent events and their potential effects on these consolidated financial statements.

On January 26, 2026, the Company borrowed $110.0 million under its revolving credit facility pursuant to the Second Amended Credit Agreement and, together with approximately $36.5 million of cash on hand, used such funds on or about February 2, 2026 to repay $146.5 million of the remaining outstanding principal amount of its 2026 Notes, which were satisfied and discharged in full. Borrowings under the revolving credit facility bear interest at adjusted SOFR plus an applicable margin as provided in the Second Amended Credit Agreement.

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

Our management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2025, an amendment to this Form 10-K or a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act relating to the Company’s annual meeting of stockholders to be held in 2026 (as applicable, the “Part III Filing”). Such information will be set forth in such Part III Filing and is incorporated herein by reference.

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

Equity Compensation Plan Information Table

The following table provides information about the common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2025:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)	3,992,363	(2)	$6.13	(3)	8,753,051	(4)
Equity Compensation Plans Not Approved by Shareholders	118,243	(5)	—		—
Total	4,110,606				8,753,051
(1)
Reflects the following equity compensation plans: (A) the Incentive Plan and (B) the Repay Holdings Corporation 2021 Employee Stock Purchase Plan (the “ESPP”).

(2)
As of December 31, 2025, the following equity awards were outstanding under the Incentive Plan: 596,600 unvested and 206,123 vested but unexercised PSOs, 2,591,794 unvested PSUs, 186,000 unvested and 411,846 vested but unreleased restricted stock units. The PSU share numbers are based on the “target” payout level of our outstanding unearned PSUs. No amounts are included for outstanding purchase rights under the ESPP.
(3)
The exercise price of $6.13 per share of Class A common stock only applies to unvested PSOs.
(4)
As of December 31, 2025, 8,338,115 shares of our Class A common stock were available for awards under the Incentive Plan. This number is based on the “target” payout level of our outstanding unearned PSUs. Taking into account the maximum potential payout level of our outstanding unearned PSUs, then, as of December 31, 2025, 5,746,32 shares of our Class A common stock were available for awards under our Incentive Plan. On February 10, 2026, the Compensation Committee determined that the TSR performance thresholds were not met for the 2023 PSUs. As a result, 973,134 shares were forfeited. As of December 31, 2025, 414,936 shares of our Class A common stock were available for issuance pursuant to rights granted under the ESPP.
(5)
Represents the inducement award granted to Robert S. Houser on September 8, 2025.

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

3.1	Certificate of Corporate Domestication of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).
3.2	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).
3.3	Amendment to the Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2022).
3.4	Second Amended and Restated Bylaws of Repay Holdings Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 8, 2024).
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 ASR (File No. 333-266158) filed with the SEC on July 15, 2022).

4.2

Indenture, dated July 8, 2024, by and between Repay Holdings Corporation and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-38531) filed with the SEC on July 8, 2024).

4.3	Form of 2.875% Convertible Senior Note due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-38531) filed with the SEC on July 8, 2024).
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

10.9	Form of Base Capped Call Confirmation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No.001-38531), filed with the SEC on July 8, 2024).
10.10	Form of Additional Capped Call Confirmation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No.001-38531), filed with the SEC on July 8, 2024).
10.11+

Repay Holdings Corporation Omnibus Incentive Plan (as Amended and Restated Effective as of April 14, 2022) (incorporated by reference to Annex A to the Company’s proxy statement (File No. 001-38531), filed with the SEC on April 27, 2022).

10.12+

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

10.16+

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

10.23+

First Amendment to Employment Agreement, dated March 1, 2021, between Repay Management Services and Jacob H. Moore (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on May 10, 2022).

10.24+

Second Amendment to Employment Agreement, dated March 20, 2023, between Repay Management Services LLC and Jacob H. Moore (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531) filed on March 23, 2023).

10.25+

Employment Agreement, dated as of January 20, 2022, by and between Repay Management Services LLC and David Guthrie (incorporated by reference to Exhibit 10.5 of the Company’s form 10-Q (File No. 001-38531), filed with the SEC on May 10, 2023).

10.26+

First Amendment to Employment Agreement dated March 20, 2023, between Repay Management Services LLC and David Guthrie (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on May 10, 2023).

10.27+

Repay Holdings Corporation Form of Restricted Stock Unit Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q (File No. 001-38531), filed with the SEC on November 14, 2019).

10.28+

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

10.30+

Form of Restricted Stock Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-38531) filed on March 23, 2023).

10.31+

Form of Performance-Based Restricted Stock Units Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001- 38531) filed on March 23, 2023).

10.32+

Form of Performance-Based Non-Qualified Stock Option Award Agreement between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001- 38531) filed on March 23, 2023).

10.33+

Form of Performance-Based Restricted Stock Units Award Agreement (Adjusted EBITDA) between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.39 of the Company’s Form 10-K (File No. 001- 38531) filed on February 29, 2024).

10.34+

Employment Agreement, dated August 7, 2025, by and between Repay Management Services LLC and Robert S. Houser (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38531) filed on August 11, 2025).

10.35+

Restricted Stock Employment Inducement Award Agreement, dated September 8, 2025, by and between the Company and Robert S. Houser (incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 (File No. 333-290561) filed on September 26, 2025).

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

Repay Holdings Corporation

March 9, 2026	By:	/s/ John Morris
John Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities as of March 9, 2026.

Name	Title

/s/ John Morris	Chief Executive Officer, Director
John Morris	(Principal Executive Officer)

/s/ Robert S. Houser	Chief Financial Officer
Robert S. Houser	(Principal Financial Officer)

/s/ Thomas Sullivan	Chief Accounting Officer
Thomas Sullivan	(Principal Accounting Officer)

/s/ Peter Kight	Chairman of the Board
Peter Kight

/s/ Paul Garcia	Director
Paul Garcia

/s/ Maryann Goebel	Director
Maryann Goebel

/s/ Richard Thornburgh	Director
Richard Thornburgh
/s/ Emnet Rios	Director
Emnet Rios