Form 10-K/A
period 2025-12-31
Repay Holdings Corp
filed 2026-04-30
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38531

Repay Holdings Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	98-1496050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3060 Peachtree Road NW, Suite 1100 Atlanta, GA	30305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 504-7472

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	RPAY	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	N/A	The NASDAQ Stock Market LLC

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

As of April 15, 2026, there were 89,683,117 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 6,882,165 of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V Common Stock, par value of $0.0001 per share, outstanding. As of April 15, 2026, the holders of such outstanding shares of Class V common stock also hold 5,285,883 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID: 248 Auditor Name: Grant Thornton LLP Auditor Location: Atlanta, Georgia

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Repay Holdings Corporation for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 9, 2026 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that a registrant may incorporate by reference such information from a definitive proxy statement if the definitive proxy statement is filed with the SEC within 120 days after fiscal year end.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety. In addition, the reference on the cover page of the Original Filing to incorporation by reference of certain information from our proxy statement into Part III of the Original Filing has been deleted. In addition, Part IV, Item 15 (Exhibit Index) has also been amended to contain currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022. The new certifications of our principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1 and 31.2, respectively. Except as described above, no other changes have been made to the Original Filing.

Except as described above, this Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our current executive officers and directors as of the date hereof.

Name	Age	Position
John Morris	57	Chief Executive Officer and Co-Founder, Director
Naomi Barnett	35	Executive Vice President, Human Resources
Tyler B. Dempsey	52	General Counsel
David Guthrie	59	Chief Technology Officer
Robert S. Houser	51	Chief Financial Officer
Emnet Rios (1) (4)	48	Director
Paul R. Garcia (1) (2)	73	Director
Maryann Goebel (4)	75	Director
Peter J. Kight (3) (4)	70	Chairman
Richard E. Thornburgh (2) (3)	73	Director
(1)
Member of the audit committee.
(2)
Member of the compensation committee.
(3)
Member of the nominating and corporate governance committee.
(4)
Member of the technology committee.

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

David Guthrie has served as our Chief Technology Officer since January 2022. Prior to joining us, Mr. Guthrie was the principal of Guthrie Technology Services, a technology advisory firm he founded in January 2017. During this time, he acted in executive and/or advisory roles for various technology-centric companies, including serving as the Chief Information Officer and Chief Information Security Officer of Sharecare, Inc., with oversight of security, IT systems and M&A assessments. Before establishing Guthrie Technology Services, he served as Executive Vice President and Chief Technology Officer of Premiere Global Services, Inc. (PGi) from February 2003 until December 2016. Earlier in his career, Mr. Guthrie was a member of the founding team of Medcast Networks, which was acquired by WebMD in 1999.

Robert S. Houser has served as our Chief Financial Officer since September 2025. Prior to joining us, Mr. Houser served as Group CFO for Conduent Incorporated (Nasdaq: CNDT) (“Conduent”), a business process services company that provides digital platforms and solutions to commercial and government clients, which he joined in July 2021. Most recently, he has served as Group CFO for Conduent’s Public Sector business and Advisor to CEO since January 2025, and he previously served as Conduent’s Global Head of Strategy, Corporate Development and Advisor to CEO from July 2021 to January 2025. Prior to Conduent, Mr. Houser held several senior positions at Fiserv Inc. (NYSE: FI) (“Fiserv”), a global fintech and payments company, from September 2014 to July 2021, including as Senior Vice President and General Manager of Fiserv’s Bill Pay Solutions business unit and as Vice President and Chief Financial Officer of Fiserv’s Biller and Payments group. Prior to Fiserv, he was the Global Head of FP&A and Investor Relations at Integra Lifesciences, Inc. (Nasdaq: IART). He previously held various finance, accounting, and strategy roles at Firmenich, Inc, Bristol-Myers Squibb Co. (NYSE: NMY), and Merck & Co Inc. (NYSE: MRK). Mr. Houser began his career as an auditor for KPMG LLP.

Emnet Rios has served as a director since January 2022. Since October 2025, Ms. Rios has served as Chief Operating Officer of Digital Asset Holdings, LLC (“Digital Asset”), which designs and delivers blockchain technology products for institutional clients globally. From July 2018 to October 2025, she also served as Chief Financial Officer of Digital Asset. From May 2016 to July 2018, Ms. Rios served as the Controller and Global Head of Operations of Digital Asset. Prior to joining Digital Asset, Ms. Rios served in various finance roles for NatWest Group (formerly the Royal Bank of Scotland) where she was heavily involved in the bank’s restructuring efforts following the 2008 global financial crisis. Earlier on, Ms. Rios spent over five years at IBM in various leadership roles from the firm’s corporate headquarters in New York.

Paul R. Garcia has served as a director since the Business Combination. Mr. Garcia served as chairman and CEO of Global Payments Inc. (NYSE:GPN) (“Global Payments”), a leading provider of credit card processing, check authorization and other electronic payment processing services, from June 1999 to May 2014. Mr. Garcia has served as a director of Deluxe Corporation (NYSE: DLX) since August 2020 and as a director of UnitedHealth Group Incorporated (NYSE: UNH) since November 2021. Mr. Garcia also serves as a director of AssuranceAmerica Corporation. He previously served on the board of directors of The Dun & Bradstreet Corporation from May 2012 until February 2019, West Corporation from March 2013 until October 2017, Global Payments from February 2001 until May 2014, and Truist Financial Corp. and its predecessor SunTrust Banks, Inc. from August 2014 until October 2021.

Maryann Goebel has served as a director since the Business Combination. Ms. Goebel has been an IT management consultant, providing assessments and recommendations regarding IT management and coaching to chief information officers, since July 2012. Ms. Goebel has served as a director of Seacoast Banking Corporation of Florida (“Seacoast”) (NASDAQ: SBCF), a bank holding company, since February 2014. She is also a member of Seacoast’s audit committee, enterprise risk management committee and information technology committee and chairs its compensation and governance committee. From June 2009 to July 2012, Ms. Goebel served as Executive Vice President and Chief Information Officer of Fiserv, Inc. (“Fiserv”) (NASDAQ: FISV), where she was responsible for all internal Fiserv IT systems, as well as IT infrastructure, operations, engineering and middleware services for clients who chose to outsource their processing to Fiserv. Ms. Goebel previously served on the Arts and Sciences Advisory Board of her alma mater, Worcester Polytechnic Institute. In 2017, Ms. Goebel was awarded the CERT Certificate in Cybersecurity Oversight by the NACD.

Peter “Pete” J. Kight has been the Chairman of our Board since the Business Combination and previously served as the Executive Chairman of Thunder Bridge since June 2018. Mr. Kight has 35 years of industry experience. Mr. Kight previously served as a co-chairman and Managing Partner at Comvest Partners, a mid-market private investment firm, from 2010 to 2013, and then as a Senior Advisor at Comvest Partners from 2013 to 2015. He was the founder, chairman, and Chief Executive Officer of CheckFree Corporation (NASDAQ: CKFR), a provider of financial services technology, from 1981 until it was acquired by Fiserv (NASDAQ: FISV) in 2007. Mr. Kight then served as director and vice chairman of Fiserv following Fiserv’s acquisition of CheckFree from 2007 to 2012 (Vice Chairman from 2007 to 2010). Mr. Kight previously served as a director of Bill.com Holdings, Inc. (NYSE: BILL), a provider of software that digitizes and automates back-office financial operations, from May 2019 to January 2025 and as a director of indie Semiconductor, Inc. (NASDAQ: INDI), an Autotech solutions innovator, from June 2021 to June 2024. Mr. Kight previously served on the boards of directors of Akamai Technologies, Inc. (NASDAQ GS: AKAM), distributor of computing solutions and services, from 2004 to 2012, Manhattan Associates, Inc., (NASDAQ: MANH) a provider of supply chain planning and execution solutions, from 2007 to 2011, Kabbage, Inc., a technology-driven SME lending company, from 2015 to November 2017, Blackbaud, Inc. (NASDAQ: BLKB), a supplier of software and services specifically designed for nonprofit organizations, from 2014 to 2020, and Huntington Bancshares Incorporated (NASDAQ: HBAN), a regional bank holding company, from 2012 to 2020. He has been a Principal of Thunder Bridge Capital, LLC, since 2017. He holds more than a dozen patents and publications for electronic banking and payment systems.

Richard E. Thornburgh has served as a director since the Business Combination. Mr. Thornburgh also serves as the chair of the board of directors of Jackson Hewitt Tax Service Inc., a company that provides assisted tax preparation services and related financial products and which is a portfolio company of Corsair Capital LLC. He has held this position since June 2018. He previously served as a director of S&P Global, Inc. (NYSE: SPGI) (“S&P”), a financial information and analytics company, from December 2011 to May 2025, where he most recently served as the chair of the board and chair of the executive committee and as a member of the compensation and leadership development committee and the nominating and governance committee.

Prior to serving as chair of the board of S&P, he served as chair of its finance committee and as member of its audit committee. He also previously served as a director of Capstar Financial Holdings, Inc., a publicly-traded bank holding company, from December 2008 to December 2019, and NewStar Financial, a commercial finance company, from December 2006 until December 2017, both of which were portfolio companies of Corsair Capital, LLC during his service. He also previously served as a director of Dollar General Corporation, National City Corporation and Reynolds America, Inc. In addition, from May 2006 to April 2018, Mr. Thornburgh served on the board of directors of Credit Suisse AG, a publicly traded global financial institution. He served as vice chairman of the board, chair of its risk committee, member of the audit and nominations and governance committees. From 1995 to 2005, he held a variety of executive and other board responsibilities at Credit Suisse Group AG, including Chief Financial Officer and Chief Risk Officer. Mr. Thornburgh was also the chairman of the board of directors of Credit Suisse Holdings USA from December 2015 to April 2018. Mr. Thornburgh is a Senior Advisor and member of the investment committee of Corsair Capital LLC, which he joined in 2006.

Board Composition

Our business affairs are managed under the direction of the Board. The Board currently consists of six members, five of whom qualify as independent within the meaning of the independent director guidelines of Nasdaq.

Our Certificate of Incorporation (as amended, the “Certificate of Incorporation”) provides that our Board will consist of one or more members, and the number of directors may be increased or decreased from time to time by a resolution of our Board provided that the number of directors constituting the whole Board shall not be more than 15. Each director’s term will continue until the election and qualification of his or her successor, or his or her earlier death, resignation or removal.

We previously entered into the Founders’ Stockholders Agreement (as defined in this Amendment) that provides the parties thereto with certain director nomination rights. This agreement is described further in this Amendment under “Related Party Transactions — Transactions with Related Persons — Post-Business Combination Agreements.”

Each of our officers serves at the discretion of our Board and will hold office until his or her successor is duly appointed and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or officers.

Audit Committee

Our Board maintains a standing Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The current members of the Audit Committee are Paul R. Garcia, Emnet Rios and Richard E. Thornburgh. Emnet Rios currently serves as chairperson of the Audit Committee. Each of the members of our Audit Committee satisfy the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and rules of Nasdaq. The Board has determined that Ms. Rios is an “audit committee financial expert,” as that term is defined in SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during the year ended December 31, 2025.

Policy Regarding Director Nominations

Our Corporate Governance Guidelines provide that the Nominating and Corporate Governance Committee shall work with the Board to determine periodically, as appropriate, the desired Board qualifications, expertise and characteristics, including such factors as industry experience and diversity of background and career experience. In evaluating and determining whether to ultimately recommend a person as a candidate for election as a director, the Nominating and Corporate Governance Committee evaluates all factors that it deems appropriate, including the number of current directors, the terms of the stockholder agreements, as well as the qualifications set forth in our Corporate Governance Guidelines. It also takes into account specific characteristics and expertise that it believes will enhance the robust mix of knowledge, expertise, background and personal characteristics of our Board. Each director is expected to be an individual of high character, mature judgment and integrity. In determining whether to recommend a director for re-election, the Nominating and Corporate Governance Committee also considers matters relating to the retirement of members, including term limits or age limits, as well as the director’s past attendance at meetings, participation in and contributions to the activities of the Board and Repay and other qualifications and characteristics set forth in the committee’s charter.

The Nominating and Corporate Governance Committee may engage a third party to conduct or assist with any evaluation of a Board candidacy. Ultimately, the Nominating and Corporate Governance Committee seeks to recommend to our Board those nominees whose specific qualities, experience and expertise will augment the current Board’s composition and whose past experience evidences that they will: (i) dedicate sufficient time, energy and attention to ensure the diligent performance of Board duties; (ii) comply with the duties and responsibilities set forth in our Corporate Governance Guidelines and in the Company’s Second Amended and Restated By-Laws (the “Bylaws”); (iii) comply with all duties of care, loyalty and confidentiality applicable to them as directors of publicly traded corporations organized in Delaware; and (iv) adhere to our Code of Ethics.

The Nominating and Corporate Governance Committee will also consider recommendations of qualified nominees by stockholders on a substantially similar basis as it considers other nominees. If any stockholder wishes to recommend candidates directly to our Nominating and Corporate Governance Committee, such stockholder may do so by sending timely notice to the Secretary and otherwise in accordance with the terms of our Bylaws. Such stockholder’s notice shall set forth certain information about the stockholder giving the notice and the nominee and other representations and certifications as set forth in our Bylaws.

Code of Ethics

Our Code of Ethics, which we refer to as the “Code of Ethics,” applies to all of our directors, officers and employees. The Code of Ethics is available on our investor website at investors.repay.com under the heading “Corporate Governance.” We intend to post any amendments to or any waivers from a provision of our Code of Ethics on our website.

Insider Trading Policy

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

In addition, we have adopted an insider trading policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and our directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. Our insider trading policy discourages margin accounts and pledges. The policy generally prohibits our directors, officers, and employees, whether or not in possession of material non-public information, from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our securities as collateral for a loan, without first obtaining pre-clearance.

Under the insider trading policy, our executive officers may only trade our securities during certain designated periods, as set out in our insider trading policy, and must obtain pre-clearance and approval prior to any transaction. All executive officers and directors are in compliance with this policy.

ITEM 11. EXECUTIVE COMPENSATION.

This Compensation Discussion and Analysis (“CD&A”) outlines our compensation programs, practices and objectives for our 2025 named executive officers (“NEOs”) listed below and discusses how the Compensation Committee arrived at the compensation decisions for 2025.

Name	Title
John Morris	Chief Executive Officer (“CEO”)
Robert S. Houser (1)	Chief Financial Officer
Timothy J. Murphy (2)	Former Chief Financial Officer
Thomas E. Sullivan (3)	Chief Accounting Officer and Former Interim Chief Financial Officer
David Guthrie	Chief Technology Officer
Tyler B. Dempsey	General Counsel
Shaler Alias (4)	Former President

(1)
Mr. Houser was appointed to serve as the Chief Financial Officer, effective September 8, 2025.
(2)
Mr. Murphy served as Chief Financial Officer until his resignation, effective May 15, 2025.
(3)
Mr. Sullivan served as Interim Chief Financial Officer from May 15, 2025 to September 8, 2025.
(4)
Mr. Alias served as President until his termination, effective February 27, 2026.

Executive Summary

2025 Business Highlights

In 2025, we re-enforced our core foundation by strengthening our operations, go-to-market, and overall organization leadership. This included a number of significant changes to our executive leadership team, positioning REPAY to better execute on its strategic priorities. We also streamlined processes, worked on ways to deploy automation and artificial intelligence (AI), and rolled out many new product capabilities for the scaled future ahead. Our investments in product and technology are focused on providing best-in-class performance and reliability for our existing clients and prospective clients.

Highlights related to our results of operations and other achievements for the year ended December 31, 2025 include:

•
Revenue decrease of approximately 1% year-over-year. Normalized revenue growth of 3% year-over-year;
o
Consumer Payments revenue growth of approximately 2% year-over-year;
o
Business Payments normalized revenue growth of approximately 22% year-over-year;
•
Adjusted EBITDA margin of approximately 42%;
•
Free Cash Flow Conversion of approximately 38%;
•
Added 14 new integrated software partners, to bring the total to 294 software relationships as of year-end;
•
Accelerated our AP supplier network to over 602,000 suppliers, representing growth of approximately 67% year-over-year; and
•
Recognized by The Strawhecker Group for “Highest Authorization Rate” in 2025 for the second consecutive year.

“Normalized revenue growth,” “Adjusted EBITDA margin” and “Free Cash Flow Conversion” are non-GAAP financial measures. Please refer below to “Non-GAAP Financial Measures” for reconciliations to GAAP measures and further information.

2025 Executive Compensation Highlights

Our 2025 executive compensation decisions reflect the Compensation Committee’s continued focus on pay-for-performance, market-competitive pay opportunities and responsiveness to stockholder perspectives, consistent with our compensation philosophy.

Compensation outcomes for 2025 reflect the Company’s performance during the year and reinforce our pay-for-performance philosophy. Annual incentive payouts for our named executive officers were below target, consistent with performance against key financial metrics, and performance-based equity awards tied to the 2023–2025 performance period resulted in no payout due to below-threshold relative TSR performance. The Compensation Committee believes these outcomes demonstrate alignment between Company performance, stockholder experience and realized compensation. Further detail about our pay outcomes and stockholder alignment is included below.

Target Compensation: In 2025, the Compensation Committee made no increases to base salary, target annual cash incentive opportunities or target long-term equity incentive opportunities for our continuing named executive officers as evidenced by the table below. These decisions reflect the Compensation Committee’s consideration of Company performance, stockholder experience, competitive market data and feedback received through investor outreach.

Name	Base Salary (2025 vs 2024)	Target Annual Cash Incentive (2025 vs 2024)	Target Long-term Equity Incentives (2025 vs 2024)	Total Target Compensation (2025 vs 2024)
John Morris	0%	0%	0%	0%
Robert S. Houser	—	—	—	N/A; New NEO
Timothy J. Murphy	0%	0%	0%	0%
Thomas E. Sullivan	—	—	—	N/A; New NEO
David Guthrie	0%	0%	0%	0%
Tyler B. Dempsey	0%	0%	0%	0%
Shaler Alias	0%	0%	0%	0%

Realized Compensation: Consistent with our pay-for-performance philosophy, earned (or “realized”) incentive compensation for the period ending fiscal 2025 was paid below target and reflected both operating results and stockholder returns:

•
2025 Annual Incentive Plan (“AIP”) payouts for our NEOs averaged approximately 77% of target; and
•
2023-2025 Performance-based Restricted Stock Units (“PSU”) paid out at 0% of target.

This continues a long history of aligning pay and performance as evidenced by our CEO’s realized incentive plan payouts (as a % of target) over the past five years:

•
The CEO’s AIP payout has only exceeded target once in the past five years; and
•
This represents the third PSU award in the past five years with no payout due to performance below threshold.

	2021	2022	2023	2024	2025
AIP	175%	24%	92%	98%	68%

	2019-2021	2020-2022	2021-2023	2022-2024	2023-2025
PSU	100%	0%	0%	57%	0%

Our target compensation opportunities are set to align with competitive market levels to facilitate our ability to attract and retain top executive talent, but our realized compensation is paid below target when our performance does not meet expectations as demonstrated above.

2025 CEO Compensation Highlights and 2026 Target Compensation

Our CEO’s 2025 target total direct compensation remained the same as his 2024 target total direct compensation. In making this determination, the Compensation Committee reviewed updated market data following its 2025 peer group evaluation and concluded that the CEO’s target compensation remained within a competitive range of the peer group median. This marks the third consecutive year his target total direct compensation remained at the same level.

As detailed below, the Compensation Committee undertook an enhanced stockholder outreach program in the second half of 2025 to address any concerns regarding the compensation program. Direct feedback from our stockholders suggested general support for our existing annual and long-term incentive plan design and reflected a desire for continued alignment between pay and performance. In light of this feedback and in consideration of the Company’s stock price underperformance, the Compensation Committee determined to reduce the CEO’s target compensation by $1,000,000 in 2026 to reinforce the Company’s pay-for-performance philosophy. Mr. Morris supported this determination.

CEO Target Total Compensation
($in thousands)
$1.0 million Reduction
$6,500
$7,500
$7,500
$7,500
$6,500
$5,500
$6,500
$6,500
$6,500
$5,500
$500
$500
$500
$500
$500
$500
$500
$500
$500
$500
2022
2023
2024
2025
2026
Base Salary
Target AIP
Long-term Incentives

Historical CEO Pay-and-Performance Alignment

The vast majority of our CEO’s compensation is performance-based. Over the five most recently completed fiscal years, Mr. Morris’s cumulative realized compensation was approximately 44% of his cumulative target compensation during the same period. The Compensation Committee believes this demonstrates alignment between the CEO’s compensation and stockholder experience and underscores the rigor of our incentive compensation program.

The following assumptions and calculations were used for purposes of the chart above:

•
Cumulative target pay for 2021-2025 includes base salary during each year, target annual cash incentive for each year, and target long-term equity incentives awarded. Equity based awards are valued for this purpose at the target amount approved by the Compensation Committee.
•
Cumulative realizable pay for 2021-2025 includes base salary paid during each year, actual AIP pay received for each year, and the value of shares at the time of vesting.

2025 Pay Mix and Target Total Compensation

The Compensation Committee strives to align our compensation program with short- and long-term Company performance objectives and stockholder value. We believe that our current executive compensation program emphasizes performance-based pay and reflects best practices to ensure sound corporate governance. The vast majority of NEO compensation is variable, representing 93% of target compensation for our CEO and an average of 78% of target compensation for our other NEOs (excluding Mr. Sullivan). In addition, our pay mix is heavily weighted in equity, representing 86% of target compensation for our CEO and an average of 64% of target compensation for our other NEOs (excluding Mr. Sullivan), which we believe closely aligns the interests of the NEOs with long-term stockholder value creation. The following charts show the mix of total target compensation in 2025 for our CEO and the average of all other NEOs (excluding Mr. Sullivan).

While aiming for a pay mix focused on variable and performance-based vehicles and designed to attract, retain and motivate our NEOs, and following a review of peer companies and executive performance, the Compensation Committee approved executive pay at the following target levels for 2025 (except with respect to Mr. Sullivan as noted below):

Name	Base Salary ($)	% of Total	Target Annual Cash Incentive ($)	% of Total	Target Long-Term Equity Incentives ($)	% of Total	Total Target Compensation

John Morris	500,000	7%	500,000	7%	6,500,000	87%	7,500,000

Robert S. Houser (1)	400,000	23%	240,000	14%	1,100,000	63%	1,740,000

Timothy J. Murphy	410,000	17%	307,500	12%	1,730,000	71%	2,447,500

Thomas E. Sullivan (2)	232,793	41%	69,848	12%	260,000	46%	562,641

David Guthrie	410,000	22%	307,500	16%	1,179,000	62%	1,896,500

Tyler B. Dempsey	394,625	25%	197,313	12%	1,000,000	63%	1,591,938

Shaler Alias	354,881	23%	177,440	12%	1,005,179	65%	1,537,500

(1)
Mr. Houser’s 2025 target annual cash incentive of $240,000 (60% of base salary) was approved for 2025, but such bonus would be prorated based on actual salary earned in 2025 based on his start date of September 2025. Mr. Houser’s target long-term incentive opportunity was reviewed and approved in connection with his hiring and is intended to be effective commencing in 2026. Mr. Houser also received a signing bonus, one-time cash bonus and one-time restricted stock award in connection with the start of his employment that are not reflected in the table above.
(2)
Mr. Sullivan served as Interim Chief Financial Officer for a portion of the fiscal year. Due to the interim and transitional nature of this role, the Compensation Committee determined not to adjust his previously-determined base salary and target incentives in connection with his appointment as Interim Chief Financial Officer. The base salary amount reflects his actual base salary paid in 2025 and his target annual cash incentive amount calculated in accordance with his employment agreement. In connection with his appointment as Interim Chief Financial Officer, Mr. Sullivan received a special one-time grant of $50,000 of time-based restricted stock, which was approved by the Compensation Committee and is not reflected in the table above.

Greater detail regarding the compensation of our NEOs can be found within the 2025 Summary Compensation Table.

2025 Say-on-Pay Vote, Stockholder Engagement, and Consideration of Feedback

Our annual Say-on-Pay vote provides an important forum for our stockholders to share their perspectives on our executive compensation practices, where REPAY has historically received strong support. The approximately 73% support level on our 2025 Say-on-Pay vote fell short of our expectations and was inconsistent with our average investor support of approximately 98% on Say-on-Pay votes through 2024.

In response, REPAY undertook an enhanced stockholder outreach program in the second half of 2025 to address any concerns regarding the compensation program. As such, we reached out to stockholders owning 58% of our outstanding shares and met with all stockholders who accepted a meeting, accounting for 32% of our outstanding shares. As the independent

Chair of our Compensation Committee, Mr. Garcia personally led the majority of these discussions, representing 27% of our outstanding shares.

Post-2025 Annual Meeting Engagement, in Numbers:

We reached out to stockholders representing:

58%

of Shares Outstanding

We enaged with stockholders representing:

32%
of Shares
Outstanding

Compensation Committee Chair led meetings with:

27%
of Shares Outstanding

During these engagement sessions, stockholders shared a range of perspectives, and while no single theme or consistent concern emerged, the feedback generally reflected a desire for continued alignment between pay and performance, as well as enhanced clarity regarding the performance-based incentives of our compensation program. During these discussions, our stockholders were generally supportive of the structure and design of our core annual and long-term incentive plans, including the performance metrics, the period and measurement of performance, the emphasis on aligning executive and stockholder interests through the use of equity-based awards, and the balance of annual and long-term performance-based incentives to drive long-term stockholder value.

The Compensation Committee carefully considered this feedback, together with the Company’s pay-for-performance philosophy, in determining to (i) lower our CEO’s target long-term equity incentive award for 2026 by $1,000,000, representing a 15% decrease in such award from 2025, and (ii) provide greater transparency regarding our performance-based awards in this Amendment.

In addition to our latest round of investor engagement and responsive actions, we have a track-record of demonstrating accountability to our stockholders through our compensation program decisions. These important decisions regarding our compensation program in recent years include, but are not limited to:

•
No increase to CEO target pay opportunity since 2023;
•
No increase to any NEO target pay opportunity between 2024 and 2025;
•
Intentional efforts to “right-size” our compensation benchmarking peer group composition – with the two primary goals being to position REPAY in a size-appropriate universe of benchmarks, while also improving representation of payments/fintech companies that are relevant to REPAY; and
•
Enhanced proxy disclosure of the pay program, with a focus on incentive program measures and performance outcomes.

Objectives of the Compensation Program

Our executive compensation program encompasses the overarching ideals of the Company as a whole. We value performance driven metrics and an astute workforce, and compensation decisions are made in support of the philosophy to pay for performance. The Compensation Committee believes this is best effectuated by designing compensation programs and policies to achieve the following primary objectives:

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

Align Interests of Named Executive Officers and Stockholders

The following compensation policies and practices are designed to align the interests of our NEOs and our stockholders:

What We Do		What We Don’t Do
Commitment to pay for performance	Engage an independent compensation consultant	No significant perquisites
Stock ownership guidelines	Fully independent compensation committee	No incentives that encourage excessive risk-taking
Anti-hedging/Anti-pledging policy	Capped annual and long-term incentive programs	No tax gross ups
Mix of short-term and long-term incentives and performance metrics	Double trigger change in control cash severance benefits and equity vesting	No guaranteed incentive payments
Annual risk assessments	Clawback policy
Primarily formulaic incentive design and transparent disclosure	Annual say-on-pay vote

Material Elements of Our Compensation Programs

Our compensation philosophy is supported by the following material compensation elements, which the Compensation Committee uses in determining the compensation of our NEOs:

Compensation Element	How It’s Paid	Purpose
Base Salary	Cash (Fixed)	Provides a competitive fixed compensation relative to similar positions in the market and enables us to attract and retain highly skilled executive talent
Annual Cash Incentive Plan	Cash (Variable/at-risk)	Focuses executives on achieving annual financial and strategic goals that promote growth, profitability and returns, ultimately driving long-term stockholder value.
Long-Term Incentive Plan	Equity (Variable/at-risk)

Provides incentives for executives to reach long-term financial and strategic goals that drive stockholder value creation. Typically, our time-based awards vest over four years, and the performance period of our performance-based awards is three years.

Base Salary

Base salary generally provides market-competitive cash compensation for our executives for the services they render during the year and is a standard element of compensation necessary to attract and retain high-level executive talent. All NEO employment arrangements require an annual review of base salary by the Compensation Committee, and annual increases may be made by the Compensation Committee on a discretionary basis. In making base salary decisions, the Compensation Committee does not use a specific formula for evaluating the individual performance of each NEO. When reviewing base salaries as part of the total target compensation, the Compensation Committee considers, among other factors, our contractual obligations under each NEO’s employment agreement, their respective role and responsibilities, their experience and contributions to our financial and operational success, the competitiveness of each NEO’s pay opportunity based on market data, and the totality of the executive’s individual performance.

Annual Performance-Based Cash Incentive Awards

Annual performance-based cash incentive awards are awarded under the AIP for each NEO, other than Mr. Sullivan. These awards are designed to encourage the achievement of various pre-determined financial performance goals for the Company and personal and department performance goals tied to each of the NEO’s roles at the Company. The design of the AIP provides that each NEO’s cash incentive opportunity will be expressed as a percentage of his base salary and earned based on performance results as compared to pre-established threshold, target and maximum goals. NEOs participate in the AIP at individual target levels set forth in their respective employment agreements, which currently range from 50% to 100% of base salary. The AIP has a maximum funding at 200% of the target level for over performance and 0% funding of the target level for performance below threshold performance. Mr. Sullivan participated in the Company's annual cash bonus plan generally available to non-executive employees as described below.

Long-term Incentives: Performance-Based and Service-Based Equity Awards

Equity awards are a significant component of NEO compensation. Under the terms of the Second Amended and Restated Omnibus Incentive Plan, effective April 19, 2024 (the “Second Amended and Restated Plan”), the Compensation Committee has authority to grant equity awards to NEOs, which it has done each year since the Business Combination. These awards are intended to recognize employee and director contributions, encourage continued commitment to the Company’s long-term success, and support the attraction, retention, and motivation of individuals critical to the Company’s sustained growth and financial performance by providing an opportunity to acquire or increase an ownership interest in the Company.

In determining long-term equity incentives as part of target compensation, the Compensation Committee considers the nature of each NEO’s responsibilities, current and potential contributions to the Company’s success, and other factors it deems relevant. The Compensation Committee also believes that aligning NEO financial interests with long-term Company performance discourages excessive risk-taking and supports sustainable stockholder value creation.

Annual equity awards are typically approved at the Compensation Committee’s regularly scheduled first-quarter meeting, timed to align with annual performance evaluations and the Board’s review of year-end financial results. Meeting dates are generally established approximately one year in advance, and the grant date historically has been the first day of the open window period, pursuant to the Company’s insider trading policy, following Committee approval. Additional information regarding 2025 equity awards is provided below under “Named Executive Officers’ Compensation in 2025 – Annual Long-term Equity Incentives.” The Compensation Committee may also grant equity awards from time to time to recognize performance, support retention, or provide inducement value in accordance with the Award Grant Policy.

Process for Determining Named Executive Officers’ Compensation

Role of Compensation Committee

The Compensation Committee is comprised of independent, non-employee members of the Board and has the primary authority to determine our compensation philosophy and establish the compensation of our NEOs. In establishing our NEOs’ compensation, the Compensation Committee uses its subjective evaluation of the executives’ performance and responsibilities, our overall performance and the CEO’s recommendations with respect to the other NEOs. The Compensation Committee’s specific authority and responsibilities are set forth in its charter, a copy of which is available on the “Investors” page of our website, www.repay.com under the “Governance” tab.

The Compensation Committee has also engaged an independent compensation consultant to advise the Compensation Committee regarding the status of our NEOs’ compensation in relation to comparable companies. The Compensation Committee works very closely with its independent compensation consultant and management to evaluate the effectiveness of our executive compensation program throughout the year.

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

From time to time, the Compensation Committee may invite any director, member of management and such other persons as it deems appropriate to its meetings in order to carry out its responsibilities. Typically, our CEO reviews the performance of senior management and makes recommendations on compensation levels in accordance with our Award Grant Policy, and our Executive Vice President, Human Resources provides general support to the Compensation Committee, including providing details with respect to the operation of our various compensation and benefit plans. Our General Counsel advises the Compensation Committee on legal matters. The CEO and Executive Vice President, Human Resources present to the Compensation Committee the proposed individual goals for each of the NEOs and an analysis of the achievement of the goals approved by the Compensation Committee. In addition, these officers answer questions posed by the Compensation Committee. Also, the Board has delegated authority to our CEO to grant equity awards to employees other than executive officers, subject to certain parameters set forth in our Award Grant Policy.

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

Role of the Independent Compensation Consultant

The Compensation Committee has the authority to retain independent compensation consultants to provide counsel and advice. For 2025, the Compensation Committee retained Frederic W. Cook & Co., Inc. (“FW Cook”) as its independent advisor on executive and non-employee director compensation matters. FW Cook reports directly to the Compensation Committee and does not provide any other services to the Company. The Compensation Committee assessed the independence of FW Cook in 2025 and whether any work provided by FW Cook raises any conflict of interest, taking into consideration the independence factors set forth in applicable SEC and Nasdaq rules, and determined that FW Cook was independent.

As the Compensation Committee’s independent compensation consultant, FW Cook generally reviews and evaluates our executive compensation programs. FW Cook considers the objectives of our compensation programs and compares them to peer group companies (as discussed below) and best practices and consults the Compensation Committee on competitive compensation practices and trends. The Compensation Committee pre-approves any services to be provided by FW Cook. FW Cook assisted the Compensation Committee in establishing our compensation philosophy, determining our peer group and determining appropriate levels of compensation for our NEOs in 2025.

Market Survey Analysis

The Compensation Committee annually reviews peer group compensation benchmarking and third-party market surveys to ensure executive compensation is competitive against companies that we compete with for business and executive talent. We compete with a variety of payment processing companies, both larger and smaller on a revenue and market capitalization basis, as well as software and services companies in the broader payments ecosystem.

Peer group refinement has been an area of particular focus of the Compensation Committee in recent years, informed in part by stockholder feedback. Over the past three years, the Compensation Committee has actively revised peer group composition to remove larger companies that had outgrown the peer group or were no longer appropriate for pay benchmarking based on market consolidation or other business transaction, and to replace them with more size-appropriate peers that improve the representation of payments and financial technology companies.

With FW Cook’s assistance, the Compensation Committee updated the Company’s peer group to ensure that the Company’s revenues were within +/-10% of the peer group median. The peer companies referred to for evaluation of our 2025 NEO compensation were as follows:

ACI Worldwide, Inc. Agilysys, Inc. AvidXchange Holdings, Inc. BigCommerce Holdings, Inc. (n/k/a Commerce.com, Inc.) BILL Holdings, Inc. Cass Information Systems, Inc.	Cantaloupe, Inc. EVERTEC, Inc. Flywire Corporation International Money Express, Inc. Mitek Systems, Inc. Model N, Inc.	Olo Inc. Q2 Holdings, Inc. Paymentus Holdings Inc. Synchronoss Technologies, Inc. Verra Mobility Corporation

In comparison to the peer group used to benchmark 2024 compensation, the Compensation Committee removed Nuvei Corporation in connection with its take-private transaction and added Paymentus Holdings, Inc., which is a direct competitor in the Consumer Payments segment.

The Compensation Committee reviewed compensation information from this peer group by comparable executive position and level to better understand the market for other participants for all aspects of compensation. In a review of the applicable data, the Compensation Committee sought to ensure that the overall compensation to our NEOs was competitive with industry standards and within a competitive range around median compensation levels at other companies of similar characteristics based on the executive’s position, level and job performance. The Compensation Committee took this evaluation into account in determining all elements of NEO compensation for 2025. The Compensation Committee annually evaluates the list of peer companies and will continue to make appropriate adjustments.

For 2026, the Compensation Committee further refined the peer group based on discussions with stockholders and in consideration of key size indicators to ensure size remained competitive with peers. In connection with this update, the Compensation Committee removed companies that had outgrown the peer group including ACI Worldwide, Inc., BILL Holdings, Inc., Verra Mobility Corporation and Q2 Holdings, Inc., and added Payoneer Global Inc., Marqeta, Inc., PROS Holdings, Inc. and Upland Software, Inc. These changes further improved our positioning relative to the peer group (within 4% of the peer group median revenue).

Named Executive Officers’ Compensation in 2025

Base Salary

Base salary represents annual fixed compensation and provides our NEOs with a level of compensation consistent with their experience, responsibilities and contributions in relation to comparable positions in the marketplace. The Compensation Committee met in February of 2025 to determine the base salaries for our NEOs (other than Mr. Houser and Mr. Sullivan) for 2025 and determined that base salaries should remain at the same levels as set in 2024 as set forth in the table below. Mr. Houser was appointed as Chief Financial Officer, effective September 8, 2025, and his compensation was approved by the Compensation Committee in August 2025. Due to the interim and transitional nature of Mr. Sullivan’s role as Interim Chief Financial Officer, his base salary continued to be based on his prior position as determined by the then CFO in his annual review as the Compensation Committee determined not to adjust the salary in connection with his appointment as Interim Chief Financial Officer.

Base salaries for our NEOs at the end of fiscal 2025, compared to their base salaries in effect at the end of fiscal 2024, are set forth below:

Name	2025 Base Salary ($)	2024 Base Salary ($)	% Change

John Morris	500,000	500,000	0.0%

Robert S. Houser	400,000	—	N/A

Timothy J. Murphy	410,000	410,000	0.0%

Thomas E. Sullivan	232,793	N/A	N/A

David Guthrie	410,000	410,000	0.0%

Tyler B. Dempsey	394,625	394,625	0.0%

Shaler Alias	354,881	354,881	0.0%

Annual Performance-Based Cash Incentives

For 2025, our NEOs were entitled under their employment agreements to participate in an annual cash bonus plan with the following targets, expressed as a percentage of base salary: Mr. Morris, 100%; Mr. Houser, 60%; Mr. Murphy, 75%; Mr. Sullivan, 30%; Mr. Guthrie, 75%; Mr. Dempsey, 50%; and Mr. Alias, 50%. These targets are consistent with the target levels for those individuals in 2024 employed at that time.

AIP for NEOs (other than Mr. Sullivan)

The Compensation Committee establishes AIP targets during the first quarter of the fiscal year. The Compensation Committee’s philosophy is that the AIP target performance goals should match the Company’s internal operating plan approved by the Board. Individual performance results are also factored into the AIP opportunity. For fiscal year 2025, the Compensation Committee established the performance goals for NEOs under the AIP, which are summarized as follows:

Performance Objective:	Adjusted EBITDA	RCS Business Unit Gross Profit	Individual Performance

Weighting among performance objectives (except for Mr. Alias)	75%	0%	25%

Weighting among performance objectives (for Mr. Alias)	35%	40%	25%

Threshold	$124.3 million	$11.8 million	50%

Target	$142.9 million	$13.6 million	100%

Maximum	$157.1 million	$15.0 million	200%

If actual performance of a financial metric does not meet the threshold, no award will be earned for that financial goal. If the actual performance of a financial metric reaches the threshold, the award earned for that financial goal will be 50% of the target. The award earned for results between the threshold and the target and between the target and the maximum of 200% of the target is calculated using straight-line interpolation. The maximum incentive award for any NEO is 200% of his target bonus. The target performance goals under the 2025 AIP were set at an aggressive level above actual 2024 results that would require the Company to achieve the performance expected under its demanding operating plan. Therefore, the rigorous targets were not all met.

For 2025, Adjusted EBITDA was $128.6 million, which resulted in a payout of 61% of the target for that objective. In 2025, the Repay Clearing and Settlement (“RCS”) Business Unit Gross Profit was $13.7 million, which resulted in a payout of 104% of the target for that objective for Mr. Alias.

For purposes of determining the level of achievement in 2025 of each NEO for the portion of the AIP attributable to individual goals, the Compensation Committee reviewed each NEO’s level of achievement of specific objectives that were established in the first quarter of 2025. A summary of the categories and weighting of objectives for each NEO, as well as the Compensation Committee’s determination of the level of achievement, is set forth below. For Mr. Houser, the Compensation did not set specific weighted objectives, but rather compared Mr. Houser’s performance against a 30-60-90-120 day plan set by the Compensation Committee at the time of his hiring. Mr. Murphy was not eligible to receive an annual cash incentive bonus under the 2025 AIP following his departure from the Company. Therefore, his individual performance for 2025 was not evaluated by the Compensation Committee.

Name	Objective Category — Description	Weighting	Achievement

John Morris	Strategic Planning - Evaluate M&A and alternatives and finalize growth plan	25%	100%
	Financial - Capital allocation strategy and debt refinancing	15%	100%
	Investor Relations - Investor conferences and stockholder meetings	10%	100%
	Consumer & Business Payments - Client meetings and pitches and oversight of strategy	10%	50%
	People/Talent - Succession plan, support hiring	10%	100%
	Board Relations - Individual board member meetings, succession planning	10%	100%
	Technology & Data - Vendor negotiation, support migration, improve internal reporting, improve operational processes	10%	75%
	Performance Metrics - Oversee performance goals and reviews for leadership	10%	65%

Robert S. Houser	30-60-90-120 plan covering the following areas:	N/A	100%
	Treasury, Strategy, Financial Management, Investor Relations, Accounting, FP&A, Staffing and Board Responsibility

David Guthrie	Product & Engineering - Implementation of various product, platform and integration enhancements and upgrades	20%	95%
	Budgets - Spending reductions and Capex analysis	20%	100%
	Security - Audits and cybersecurity enhancement	15%	100%
	Information Technology and Platform Infrastructure - Automation and migration	10%	95%
	Technology Committee Improvements	10%	100%
	Implement Performance Metrics	10%	100%
	Quality - Improve uptimes	5%	100%
	Data & Automation - Launch various automation initiatives	5%	100%
	People - Enhance product support team	5%	100%

Tyler B. Dempsey	Legal/Compliance Department - Headcount management	20%	100%
	Board/Committee - Corporate secretary duties, support and improve processes and activities of Board and Committees	20%	100%
	Outside Legal Spend	20%	100%
	Support Corporate Strategy Efforts	15%	100%
	Intercompany Arrangements Framework Development	10%	100%
	Implement Performance Metrics	10%	100%
	Vendor Management	10%	100%

Shaler Alias	Front End Processing Provider Extension	25%	100%
	RSC Financial Growth and Client Retention	20%	100%
	RSC 2.0 Conversion	20%	100%
	RSC Cost Savings	12.5%	100%
	Facilities - Manage facilities strategy and increase operational savings	12.5%	100%
	Implement Performance Metrics	10%	100%

For each NEO, the Compensation Committee determined the achievement of the individual performance weighted objectives as follows: Mr. Morris, 89.0%; Mr. Houser, 100.0%; Mr. Guthrie, 98.3%; Mr. Dempsey, 100.0%; and Mr. Alias, 99.9%. After considering the other 2025 accomplishments for each NEO, including Mr. Guthrie’s exceptional performance (particularly his leadership in advancing key technology product initiatives such as our digital wallet capabilities, improved instant funding solutions and self-service onboarding, which are critical to our service offerings), the Compensation Committee approved a payout for the portion of the AIP attributable to individual goals as follows: Mr. Morris, 89.0%; Mr. Houser, 100.0%; Mr. Guthrie, 163.3%; Mr. Dempsey, 100.0%; and Mr. Alias, 99.9%.

The target and actual annual performance-based cash incentive awards for each NEO under the 2025 AIP are detailed below (with actual awards reflecting a 61% payout on the Adjusted EBITDA metric):

Name	Target Annual Cash Incentive Awards ($)*	Total Payout %	Actual 2025 AIP Cash Incentive Awards ($)

John Morris	500,000	68.0%	340,000

Robert S. Houser (1)	75,455	70.7%	53,384

Timothy J. Murphy (2)	307,500	—	—

David Guthrie	307,500	86.6%	266,218

Tyler B. Dempsey	197,313	70.8%	139,599

Shaler Alias	177,441	87.9%	156,015

* Based on salary received in 2025.

(1)
Mr. Houser’s employment with the Company began on September 8, 2025, and as a result, his annual cash incentive eligibility under the 2025 AIP is prorated based on actual salary earned.
(2)
Mr. Murphy resigned as Chief Financial Officer, effective May 15, 2025, and as a result, he was not eligible to receive an annual cash incentive award under the 2025 AIP.

In addition to his participation in the AIP, Mr. Houser’s received a one-time cash signing bonus of $150,000 in 2025 in consideration of expected out-of-pocket commuting and temporary housing expenses and an additional one-time cash bonus of $100,000 in 2026 in consideration of bonus compensation forfeited from his prior employer, each in accordance with the terms of his employment agreement. If, within 24 months after the start of his employment, Mr. Houser resigns other than for “good reason” (as defined in the employment agreement) or his employment is terminated by the Company for “cause” (as defined in the employment agreement), then Mr. Houser will be required to repay a pro rata portion of these one-time cash bonuses.

Annual Bonus Program for Mr. Sullivan

Mr. Sullivan is eligible to receive an annual bonus pursuant to the terms of his employment agreement and participated in the Company’s annual bonus program applicable to non-executive employees. For fiscal year 2025, the Company established the relative weighting of the components of Mr. Sullivan’s bonus, with 50% based on Company performance (measured by Adjusted EBITDA), 25% based on personal and departmental goals and 25% based on individual performance.

While Adjusted EBITDA served as the primary objective performance metric, the remaining components of Mr. Sullivan’s bonus were determined based on management’s qualitative assessment of his performance and contributions during the year. In addition, due to the transition in the Interim Chief Financial Officer role during 2025, his performance was evaluated holistically based on his responsibilities and contributions over the course of the year.

Consistent with the approach applied to executive officers, the payout for the Adjusted EBITDA component was aligned with overall Company performance. For 2025, Adjusted EBITDA was $128.6 million, which resulted in a payout of approximately 61% of target for this component.

With respect to the remaining 50% of the bonus opportunity, management evaluated Mr. Sullivan’s performance based on his execution of key responsibilities, support of the Company’s financial and strategic initiatives, and his performance during the CFO transition period. Based on this assessment, payouts of 100% and 100% of target were approved for the personal and departmental goals and individual performance components, respectively.

Mr. Sullivan’s target bonus opportunity for 2025 was $69,848. Based on the performance described above, the total payout was approximately 80.5% of target, resulting in an annual cash bonus award of $56,227.

Annual Long-Term Equity Incentives

During 2025, we granted both time-based restricted stock awards and performance-based restricted stock unit awards to all NEOs (except for Mr. Sullivan and Mr. Houser) under the Second Amended and Restated Plan (or its predecessor). For all other NEOs, the Compensation Committee determined to make 50% of the annual equity award in time-based restricted stock and 50% in performance-based restricted stock units. In developing this mix of annual equity awards, the Compensation Committee balanced the objectives relating to achieving milestones and aligning interests with stockholders provided by the performance-based awards and the objectives relating to retention and share ownership provided by the time-based awards. Each of the time-based awards generally vests in equal annual installments over a four-year period on the anniversary of the grant date. The performance-based awards have a performance cycle over a three-year performance period beginning in the year of grant. While the performance-based awards cliff vest as of the end of the performance period (subject to Company performance), actual share distribution is subject to a short administration period following the end of the performance period to allow for Compensation Committee approval of achievement of the performance targets.

For the performance-based awards granted in 2025, the Compensation Committee granted 50% of the awards tied to each of two different performance metrics: an Adjusted EBITDA performance measure and a relative TSR performance measure. The Adjusted EBITDA performance measure is designed to tie a portion of our NEO’s executive compensation to a key internal operational performance metric that measures management’s ability to drive profitable growth. The Compensation Committee believes Adjusted EBITDA is a key indicator of value creation. The TSR performance measure is designed to further align the NEO’s interests with those of our stockholders.

The Compensation Committee considered several potential financial metrics and noted that Adjusted EBITDA is also used as a performance objective under the short-term AIP. This was also a topic discussed during our investor outreach, during which investors expressed a range of views. A minority of stockholders indicated that, as a matter of their internal policies or voting frameworks, they generally prefer or require the use of different metrics across short-term and long-term incentive programs, while others strongly supported the continued use of Adjusted EBITDA given its consistent role as a key financial measure used by the Company both internally and in external communications. After careful consideration of these perspectives and other factors, the Compensation Committee concluded Adjusted EBITDA growth is the most appropriate internal financial metric for this purpose because it incentivizes our executive management team to both drive revenue growth and to carefully manage costs over the long-term, complementing the short-term nature of the AIP.

For the Adjusted EBITDA PSUs, the Compensation Committee established threshold, target and maximum Adjusted EBITDA growth rate goals in February 2025 for each of fiscal year 2025, fiscal year 2026 and fiscal year 2027. These pre-established growth rate goals will be applied to the prior year’s actual Adjusted EBITDA results. The target growth rate goal for fiscal year 2025 aligns with the Company’s internal operating plan approved by the Board.

For fiscal years 2026 and 2027, the target growth rate goals are based on a medium-term growth framework reviewed with the Board that reflects an expected acceleration in performance over the period. This framework incorporates management’s view of normalized operating trends, including the impact of variability associated with the political media cycle affecting the Business Payments unit, as well as anticipated benefits from go-to-market and other growth investments. The Compensation Committee considered this framework in establishing forward-looking targets that are intended to be rigorous while supporting sustained long-term growth. We disclose the TSR goals, but not the financial goals, at the time of grant as the financial information is commercially sensitive and is not otherwise publicly disclosed. Based on feedback from our stockholders, we intend to disclose the financial goals (including threshold, target, and maximum) at the time of vesting which is more consistent with competitive market practice and will better allow stockholders to assess the alignment between our pay and our performance.

The average of each of the three years’ annual achievement of goals (which may range from 0% to 200%) will determine the percentage of the Adjusted EBITDA PSUs that are earned. Additional information with respect to the varying levels of performance and corresponding payout percentages is as follows:

Repay Adjusted EBITDA Year-over-Year Growth (all expressed as percentages)	Percent of Target Award Earned

Growth Rate equivalent to 110% of Adjusted EBITDA implied by Target Growth Rate	200%

Target Growth Rate	100%

Growth Rate equivalent to 90% of Adjusted EBITDA implied by Target Growth Rate	50%

Growth Rate less than 90% of Adjusted EBITDA implied by Target Growth Rate	0%

For the TSR PSUs, TSR is defined as stock price appreciation assuming any dividends are reinvested on ex-dividend date. To mitigate against unusual volatility, the actual beginning and ending price for the performance period will reflect a 20-trading day average. The TSR performance will be measured against the Russell 2000 over the three-year performance period. This benchmark provides for a robust comparator group, which mitigates against anomalies due to changes in the composition of the peer group over the performance period. TSR will be measured separately for Repay and each company in the comparator group. The percent of target award earned is based on the percentile rank of Repay’s TSR relative to the TSR of the members of the comparator group. The performance and percent of award earned is as follows:

Repay TSR Performance	Percent of Target Award Earned

75th percentile or higher	200%

50th percentile	100%

25th percentile	50%

Below 25th percentile	0%

The Compensation Committee evaluated potential changes to the terms of the TSR PSUs for 2025, including the rigor of the TSR performance goals and the possibility of a cap in the event of negative absolute TSR over the performance period. Discussions with our investors suggest broad support for the design of our existing TSR PSUs, which have resulted in zero payouts in three of the last four years in periods of relative underperformance. In addition, the Compensation Committee, with FW Cook’s assistance, concluded that the current design of the TSR PSUs remains consistent with the prevailing practices among peer companies with whom Repay competes for executive talent. The Compensation Committee will continue to monitor evolving market trends and feedback from investors and may consider changes to the TSR PSUs terms in the future.

In addition, the Compensation Committee has also committed to fully disclose the rationale for any relative TSR payouts above target for periods of negative absolute TSR (if applicable).

For each Adjusted EBITDA PSU and TSR PSU, the award earned for results between any of 50%, 100% and 200% levels will be calculated using straight-line interpolation. In each case, the achievement of the performance goals for the performance-based equity awards granted in 2025 will be determined in early 2028.

In determining the size of the dollar value of annual equity awards granted, the Compensation Committee considered a variety of factors, including the desired equity mix and target total compensation. The actual number of equity awards granted is calculated by dividing the dollar value of the award by the closing price of our stock on the grant date. The dollar value of the awards granted in 2025 were generally consistent with those granted in 2024. In 2025, the grant date for the time-based restricted stock awards and the performance-based restricted stock unit awards was March 5, 2025. The annual grants of equity incentives were awarded to our NEOs (other than Mr. Houser and Mr. Sullivan) in 2025 as provided below.

Name	Time-Based Restricted Stock	Performance- Based Restricted Stock Units (EBITDA)	Performance- Based Restricted Stock Units (TSR)

John Morris	520,000	260,000	260,000

Timothy J. Murphy	138,400	69,200	69,200

David Guthrie	94,320	47,160	47,160

Tyler B. Dempsey	80,000	40,000	40,000

Shaler Alias	80,414	40,207	40,207

In accordance with his employment agreement, Mr. Houser received a one-time new-hire restricted stock award of 118,243 shares, which was provided in consideration of equity compensation forfeited from his prior employer. This award vests in four equal annual installments commencing September 8, 2026. The restricted stock was granted pursuant to an inducement award agreement outside of our Second Amended and Restated Plan as a material inducement to Mr. Houser’s acceptance of employment in accordance with NASDAQ Listing Rule 5635(c)(4). The Compensation Committee determined the size and structure of Mr. Houser’s one-time new hire awards, including the decision not to include performance-based vesting conditions, based on a review of the compensation opportunities forfeited at his prior employer. The four-year vesting schedule for these awards is longer than the vesting requirements applicable to his prior employer’s awards.

Based on his position at the time of the annual equity grants, Mr. Sullivan was eligible to receive time-based restricted stock, but not performance shares and received a grant of 41,600 shares of restricted stock that vests in four equal annual installments commencing March 5, 2026. In addition, the Compensation Committee approved a special one-time award of $50,000 of time-based restricted stock to Mr. Sullivan, with a one-year vesting schedule, in accordance with, and subject to, the Award Grant Policy and the Second Amended and Restated Plan. The Compensation Committee approved the one-time special award to Mr. Sullivan in connection with his leadership during the unexpected transition in the Chief Financial Officer role. Mr. Sullivan assumed substantially expanded responsibilities on short notice and played a critical role in maintaining the integrity and continuity of the Company’s financial operations and disclosures. The Committee determined not to apply additional performance conditions, as the award was intended to recognize the scope, urgency, and successful execution of these incremental responsibilities, and was primarily retention-motivated. The Committee views this as a targeted, non-recurring action taken in response to a specific business need.

Forfeiture of Fiscal 2023 Performance-Based Equity Awards

Certain of our NEOs were granted performance-based restricted stock units (the “2023 PSUs”) on March 19, 2023. The 2023 PSUs had a three-year performance period ending on December 31, 2025. Vesting of the 2023 PSUs was subject to attainment of performance goals based upon relative TSR relative to the Russell 2000 Index. The maximum payout of 200% of target is achieved if TSR performance is at or above the 75th percentile. The target performance goal set for these awards was a relative TSR performance at the 50th percentile, and the threshold performance goal was a relative TSR performance at or above the 25th percentile. If the relative TSR performance was below the 25th percentile, the award would be forfeited.

The relative TSR Performance as of December 31, 2025 was as follows:

Performance Period	1/1/2023 – 12/31/2025

Performance Period Elapsed	100%

Repay TSR	(54.97)%

Repay Rank	1,300

Peer Count	1,638

Repay Percentile	21%

Current Payout	0%

The relative TSR percentile rank for the performance period was at the 21st percentile. Therefore, the 2023 PSUs were forfeited for each applicable NEO. This is the third instance in the past four years in which our TSR PSUs were forfeited due to performance falling below threshold levels, which reinforces the pay-for-performance alignment in our plan.

Other Important Compensation Policies Affecting the Named Executive Officers

Stock Ownership Guidelines

In 2020, the Compensation Committee adopted minimum ownership requirements for Company stock for the executive officers to align executive interests with stockholders. In 2025, the guidelines were updated to provide great clarity and administrative detail. Under the guidelines, the CEO is required to maintain ownership of Company stock with a value equal to five times his annual base salary. The other executive officers must own equity equal to three times their base salary.

In 2019, the Compensation Committee adopted stock ownership guidelines for our non-employee directors. These guidelines require each director to own equity equal to five times the annual cash retainer within five years of appointment to the Board.

The following types of equity count towards compliance: beneficially owned shares (including shares or LLC units exchangeable for shares held by family members, trusts or similar indirect holdings), shares held in a 401(k) plan, unvested restricted stock or restricted stock units. Unearned performance shares and unexercised stock options do not count towards compliance with the guidelines.

Compliance with these guidelines will be reviewed annually by the Compensation Committee and the ownership thresholds must be achieved within five years of application of the policy. As of the date of the most recent annual review, each of our executive officers and directors was in compliance (or deemed compliance) with these stock ownership guidelines.

Clawback Policy

On August 2, 2023, we adopted the Repay Holdings Corporation Clawback Policy (the “Clawback Policy”), effective as of October 2, 2023, ensuring compliance with all Dodd-Frank regulatory requirements. Among other things, the Clawback Policy generally requires reimbursement or forfeiture of any excess incentive compensation received by an executive during the three fiscal years immediately preceding any accounting restatement. The amount to be recovered will approximate the amount by which the executive’s incentive compensation for the relevant period exceeded amounts that would have been earned based on the restated financial results.

While the Clawback Policy applies to incentive compensation earned by or awarded to executives on or after October 2, 2023, the Second Amended and Restated Plan also includes a clawback provision, pursuant to which we may recover the unearned portion of cash-based or equity-based compensation granted under the Second Amended and Restated Plan in the event our financial statements are restated as a result of material noncompliance with financial reporting requirements. The look-back for this clawback covers any of the prior three fiscal years. This clawback provision applies to any officer of the Company in a position of executive vice president or above, which includes all of the NEOs.

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

Employment Agreements

We have entered into employment agreements with our executive officers, as described below. Each of Messrs. Morris, Murphy and Alias entered into their employment agreements with the Company in connection with the Business Combination. For Messrs. Dempsey, Guthrie and Houser, each of their employment agreements was entered into at the commencement of such individual’s employment. Mr. Sullivan entered into his employment agreement in connection with his promotion to Chief Accounting Officer in 2021.

Employment Agreement with Mr. Morris

On January 21, 2019, we entered into a three-year employment agreement with Mr. Morris, which sets forth the terms and conditions of his service as CEO. On March 1, 2021, the Company and Mr. Morris entered into the First Amendment to his employment agreement to expand the scope of the non-compete provision to better align with the current description of our business. On March 1, 2022, the Company and Mr. Morris entered into the Second Amendment to his employment agreement to increase his individual target level for his annual performance-based cash bonus. Mr. Morris’ employment agreement currently provides for:

•
a base salary of at least $355,000 per year (and which is currently $500,000 per year);
•
an annual performance-based cash bonus with a target amount of 100% of his base salary based on the achievement of certain performance objectives established by the Compensation Committee;
•
the opportunity to participate in our employee benefit plans; and
•
automatic renewals for successive one-year periods unless either party provides written notice at least 90 days prior to the end of the applicable term.

Employment Agreement with Mr. Houser

On August 7, 2025, we entered into an employment agreement with Mr. Houser which sets forth the terms and conditions of his service as Chief Financial Officer, which provides for:

•
a base salary of at least $400,000 per year;
•
an annual performance-based cash bonus with a target amount of 60% of his base salary based on the achievement of certain performance objectives established by the Compensation Committee;
•
the opportunity to participate in our employee benefit plans; and
•
one-time cash signing bonus of $150,000 within 30 days after September 8, 2025 and an additional one-time cash bonus of $100,000 by no later than March 15, 2026.

Employment Agreement with Mr. Murphy

On January 21, 2019, we entered into a three-year employment agreement with Mr. Murphy, which sets forth the terms and conditions of his service as Chief Financial Officer. On March 1, 2021, Mr. Murphy’s employment agreement was amended to expand the scope of the non-compete provision to better align with the current description of our business and provided for:

•
a base salary of at least $275,000 per year(and which is currently $410,000 per year);
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

Mr. Murphy resigned as Chief Financial Officer, effective May 15, 2025. As a result of his resignation, Mr. Murphy was not eligible to receive a bonus under the AIP and forfeited all of his outstanding equity awards.

Employment Agreement with Mr. Guthrie

On January 20, 2022, we entered into an employment agreement with Mr. Guthrie, which sets forth the terms and conditions of his service as Chief Technology Officer. On March 20, 2023, Mr. Guthrie’s employment agreement was amended to increase his individual target level for his annual performance-based cash bonus and currently provides for:

•
a base salary of at least $350,000 per year (and which is currently $410,000 per year);
•
an annual performance-based cash bonus with a target amount of 75% of his base salary based on the achievement of certain performance objectives established by the Compensation Committee; and
•
the opportunity to participate in our employee benefit plans.

Employment Agreement with Mr. Dempsey

On September 1, 2019, we entered into a three-year employment agreement with Mr. Dempsey, which sets forth the terms and conditions of his service as General Counsel. On March 1, 2021, Mr. Dempsey’s employment agreement was amended to expand the scope of the non-compete provision to better align with the current description of our business and currently provides for:

•
a base salary of at least $350,000 per year (and which is currently $394,625 per year);
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

Employment Agreement with Mr. Alias

On January 21, 2019, we entered into a three-year employment agreement with Mr. Alias, which sets forth the terms and conditions of his service as President. On March 1, 2021, Mr. Alias’ employment agreement was amended to expand the scope of the non-compete provision to better align with the current description of our business and provided for:

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

Mr. Alias’s employment as the Company’s President terminated on February 27, 2026 in connection with a restructuring of the Company’s RCS business unit leadership. Although the timing of his departure was mutually agreed, the circumstances constituted a termination without “Cause” (or alternatively would have provided Mr. Alias with “Good Reason”) under his executive employment agreement. Mr. Alias also resigned from the Company’s board of directors on the same date as required under the terms of the Founders’ Stockholder Agreement. In connection with his departure, Mr. Alias is entitled to receive severance benefits under his executive employment agreement based on a termination without “Cause” as described below under “Potential Payments Upon Termination or Change-In-Control.” All such severance obligations were contractually obligated under the terms of his executive employment agreement. Mr. Alias executed a general release of claims in connection with his termination. His right to receive severance payments is conditioned on his continued compliance with the restrictive covenant obligations set forth in his executive employment agreement.

Employment Agreement with Mr. Sullivan

On September 16, 2021, we entered into an employment agreement with Mr. Sullivan, which sets forth the terms and conditions of his service as Chief Accounting Officer, which provides for:

•
a base salary of at least $210,000 per year;
•
an annual performance-based cash bonus with a target amount of 30% of his base salary based on the achievement of certain performance objectives established by the Company; and
•
the opportunity to participate in our employee benefit plans

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

The severance period is 18 months (or 12 months in the case of Mr. Sullivan); provided that in the event such termination is on or within 24 months following a change in control or prior to and in anticipation of a change in control, the severance period is 30 months (or 18 months in the case of Mr. Sullivan) (such applicable period, the “Severance Period”). Such severance payments and benefits are subject to execution and non-revocation of a release of claims.

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

Equity Award Treatment

The treatment of equity awards in the event of a termination of employment or change in control is governed by the employment agreements, the Second Amended and Restated Plan and the equity award agreements.

Upon a voluntary resignation for any reason other than good reason or termination for cause, an NEO would only be entitled to his respective Accrued Rights. Upon a termination without cause or a voluntary termination for good reason prior to a change in control, (i) all unvested restricted stock that would have vested through the Severance Period will vest, (ii) unvested performance share units will be vested on a pro rata basis with respect to the employment requirement (with the pro rata period including the Severance Period), and the payout of the prorated performance share units will remain subject to actual performance at the end of the performance period, and (iii) all unvested performance-based stock options with respect to which the employment requirement has not been satisfied will be vested on a pro rata basis with respect to the employment requirement (with the pro rata period including the Severance Period), and the payout of those prorated performance-based stock options, plus the performance-based stock options with respect to which the employment requirement had been satisfied previously, will continue to be eligible to vest subject to the performance requirements until the earlier of March 18, 2028 or the end of the Severance Period.

Upon death or disability prior to a change in control, (i) all unvested restricted stock will fully accelerate, (ii) unvested performance share units will be vested on a pro rata basis with respect to the employment requirement, and the payout of the prorated performance share units will remain subject to actual performance at the end of the performance period, and (iii) unvested performance-based stock options with respect to which the employment requirement has not been satisfied will be vested on a pro rata basis with respect to the employment requirement, and the payout of those prorated performance-based stock options, plus the performance-based stock options with respect to which the employment requirement had been satisfied previously, will continue to be eligible to vest subject to the performance requirements until March 18, 2028.

In the event of a change of control, unvested restricted stock will become fully vested if the successor to the Company does not assume or provide a substitute for the unvested shares under the awards and the holder remains employed as of such date. If the successor to the Company does assume or provide a substitute for the unvested restricted stock, the assumed or substitute award will remain outstanding subject to the same vesting requirements after the change in control for each holder who remains employed after the change in control. In the event of a change of control, if the successor to the Company does not assume or provide a substitute for the unvested TSR-based performance share units, the unvested TSR-based performance share units will vest as of the change in control based on actual performance up to the date of the change in control if the holder remains employed as of such date. If the successor to the Company does assume or provide a substitute for the unvested TSR-based performance share units, the unvested TSR-based performance share units will remain outstanding and subject to employment-based vesting with respect to the number of shares earned as of the date of the change in control determined based on actual performance up to the date of the change in control for holders who remain employed as of the date of the change in control. Unvested TSR-based performance share units that were granted to holders who terminated employment prior to the change in control and that remain outstanding as of the change in control also will vest as of the change in control based on actual performance up to the date of the change in control. In the event of a change of control, if the successor to the Company does not assume or provide a substitute for the unvested Adjusted EBITDA-based performance share units, the unvested Adjusted EBITDA-based performance share units will vest as of the change in control based on the original target level if the holder remains employed as of the date of the change in control. If the successor to the Company does assume or provide a substitute for the unvested Adjusted EBITDA-based performance share units, the unvested Adjusted EBITDA-based performance share units will remain outstanding and subject to employment-based vesting with respect to the original number of target shares for holders who remain employed as of the date of the change in control. Unvested Adjusted EBITDA-based performance share units that were granted to holders who terminated employment prior to the change in control and that remain outstanding as of the change in control also will vest as of the change in control based on the original target level. In the event of a change of control, if the successor to the Company does not assume or provide a substitute for the unvested performance-based options, the unvested performance-based stock options will vest in full as of the date of the change in control if the holder remains employed as of such date. If the successor to the Company does assume or provide a substitute for the unvested performance-based options, the unvested performance-based stock options will remain outstanding and subject to employment-based vesting with respect to all of such performance-based options for holders who remain employed as of the date of the change in control. Unvested performance-based options that were granted to holders who terminated employment prior to the change in control and that remain outstanding as of the change in control also will vest as of the change in control.

If the equity award remains outstanding after the change in control, all unvested restricted stock, unvested performance share units and unvested performance-based stock options will fully accelerate and vest after any adjustments described above in connection with the change in control upon a termination without cause or a voluntary termination for good reason or death or disability.

Non-Compete and Non-Solicitation Agreements

Each of our NEOs are prohibited, pursuant to their employment agreements, from soliciting our customers or vendors, or recruiting our employees for a period of 24 months following the separation date. In addition, each NEO has agreed to not, directly or indirectly, compete with Repay within the Restricted Territory, as defined in the NEO’s employment agreement, for a period of 24 months. Pursuant to the employment agreements, the NEOs are also prohibited from divulging or making use of any Confidential Information or Trade Secrets (as defined in the agreements) during the NEO’s employment and following cessation of employment with the Company for any reason.

Health and Insurance Plans

Pursuant to their employment agreements, our NEOs are entitled to participate in our health, welfare and vacation benefits to the same degree that our other employees are entitled to participate.

Retirement Benefits

We have established a qualified retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees, including our NEOs. The purpose of this plan is to provide all employees with a tax-advantaged savings opportunity for retirement. Eligible compensation under this plan is capped at Internal Revenue Code annual limits. The plan provides for matching contributions of 50% of participant deferrals, with a maximum annual employer contribution of 3% of a participant’s regular base pay. The matching contribution formula is applied on a payroll to payroll basis.

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

During 2025, we assessed the risks associated with our compensation programs for all employees and have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. Because our compensation programs put a heavy emphasis on performance-based incentives, we strive to ensure that such incentives do not result in actions that may conflict with the long-term best interests of the Company and our stockholders. The Compensation Committee believes that our compensation programs do not encourage excessive risk taking but instead encourage behaviors that support sustainable value creation for the Company and our stockholders. We believe that our compensation program reflects an appropriate mix of compensation elements and balances current and long-term performance objectives, cash and equity compensation, and risks and rewards.

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

Section 162(m) of the Internal Revenue Code generally limits the deductibility of compensation paid to certain executive officers in excess of $1 million during any taxable year. While considering tax deductibility as only one of several considerations in determining compensation, the Compensation Committee believes that the tax deduction limitation should not compromise its ability to structure compensation programs that provide benefits to the Company that outweigh the potential benefit of a tax deduction and, therefore, may approve compensation that is not deductible for tax purposes. We intend to design our executive compensation arrangements to be consistent with the interests of our stockholders. We believe that it is important to preserve flexibility in administering compensation programs to promote various corporate goals. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m) of the Internal Revenue Code, therefore, some amounts paid under our compensation programs may not be deductible as the result of Section 162(m).

Summary Executive Compensation Table

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to our NEOs for all services rendered in all capacities to the Company, or any of our subsidiaries, for the last three completed fiscal years (except that, for Messrs. Houser, Sullivan and Alias, disclosure is provided for only the most recently completed fiscal year, which was the only applicable fiscal year for which each was an NEO).

Name and principal position	Year	Salary ($) (1)	Bonus ($)	Stock awards ($) (2)	Option awards ($)(3)	Non-equity incentive plan compensation ($) (4)	All other compensation ($) (5)	Total ($)

John Morris	2025	500,000	—	7,293,000	—	340,000	10,500	8,143,500
Chief Executive Officer	2024	500,000	—	7,615,714	—	488,750	10,350	8,614,814
	2023	500,000	—	7,952,685	—	457,875	12,020	8,922,581

Robert S. Houser	2025	125,758	150,000	699,999	—	53,384	—	1,029,140
Chief Financial Officer
[since September 8, 2025]

Timothy J. Murphy	2025	153,750	—	1,941,060	—	—	3,075	2,097,885
Former Chief Financial Officer	2024	408,333	—	2,026,951	—	295,531	8,500	2,739,315
[through May 15, 2025]	2023	397,500	—	1,940,451	749,997	273,902	11,233	3,373,083

Thomas E. Sullivan	2025	232,793	—	309,998	—	56,228	—	599,019
Chief Accounting Officer
and Former Interim Chief Financial Officer [from May 15, 2025 to September 8, 2025]

David Guthrie	2025	410,000	—	1,322,838	—	266,218	3,929	2,002,985
Chief Technology Officer	2024	408,333	—	1,381,369	—	299,359	4,075	2,093,137
	2023	391,667	—	1,345,836	749,997	258,229	9,119	2,754,847

Tyler Dempsey	2025	394,625	—	1,122,000	—	139,599	10,500	1,666,724
General Counsel	2024	393,021	—	1,171,644	—	192,089	10,350	1,767,104
	2023	383,250	—	1,162,311	499,994	176,774	13,200	2,235,530

Shaler Alias	2025	354,881	—	1,127,806	—	156,015	4,880	1,643,582
Former President
[through February 28, 2026]

(1)
Amounts reflect annual base salary paid for the fiscal year.
(2)
Stock awards were in the form of time-based restricted stock and performance-based restricted stock units. Amounts shown above are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. The grant date fair value of TSR-based performance-based restricted stock units is estimated using the Monte Carlo simulation. For a discussion of the assumptions made in such valuation, see Note 2 to our audited financial statements for the fiscal year ended December 31, 2025, included in our 2025 Form 10-K. Assuming achievement of the highest level of performance under the performance-based restricted stock unit awards (200% of the target), the value of the 2025 time-based restricted stock and performance-based vested restricted unit awards, based on the closing price of our Class A common stock on the applicable grant dates, would be as follows: Mr. Morris, $9,750,000; Mr. Murphy, $2,595,000; Mr. Guthrie, $1,768,500; Mr. Alias, $1,507,763; and Mr. Dempsey, $1,500,000. Messrs. Houser and Sullivan did receive performance-based equity awards in 2025.
(3)
Option awards in 2023 were in the form of performance-based stock options. Amounts shown above are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in such valuation, see Note 2 to our audited financial statements for the fiscal year ended December 31, 2025, included in our 2025 Form 10-K.
(4)
Represents annual performance-based cash incentives.
(5)
Amounts reflect matching contributions made by the Company to NEO’s 401(k) plan account.

Grants of Plan-Based Awards Table

The following table sets forth information regarding grants of annual incentive awards to the NEOs during the fiscal year ended December 31, 2025. The non-equity awards were made under program terms and performance objectives approved by the Compensation Committee for annual cash bonuses for the NEO under each of their respective employment agreements (except as noted below for Mr. Sullivan). The equity awards were made under the Second Amended and Restated Plan (except as noted below for Mr. Houser).

		Estimated Future Payouts Under Non-Equity Incentive Plan Award (2)			Estimated Future Payouts Under Equity Incentive Plan Award (3)			All Other Stock	All Other Option		Grant
Name (1)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Awards: Number of Shares of Stock or Units (#) (4)	Awards: Number of Securities Underlying Options (#)	Exercise Price of Options Awards ($/sh)	Date Fair Value of Stock and Option Awards ($) (5)

John Morris
AIP	3/5/2025	250,000	500,000	1,000,000
RSA	3/5/2025							520,000			3,250,000
PSU - EBITDA	3/5/2025				130,000	260,000	520,000				1,625,000
PSU - TSR	3/5/2025				130,000	260,000	520,000				2,418,000

Robert S. Houser
AIP	9/8/2025	31,439	62,879	125,758
RSA	9/8/2025							118,243			699,999

Timothy J. Murphy
AIP	3/5/2025	153,750	307,500	615,000
RSA	3/5/2025							138,400			865,000
PSU - EBITDA	3/5/2025				34,600	69,200	138,400				432,500
PSU - TSR	3/5/2025				34,600	69,200	138,400				643,560

Thomas E. Sullivan
AIP	3/5/2025		70,179
RSA	3/5/2025							41,600			260,000
RSA	5/7/2025							13,192			49,998

David Guthrie
AIP	3/5/2025	153,750	307,500	615,000
RSA	3/5/2025							94,320			589,500
PSU - EBITDA	3/5/2025				23,580	47,160	94,320				294,750
PSU - TSR	3/5/2025				23,580	47,160	94,320				438,588

Tyler Dempsey
AIP	3/5/2025	98,656	197,313	394,625
RSA	3/5/2025							80,000			500,000
PSU - EBITDA	3/5/2025				20,000	40,000	80,000				250,000
PSU - TSR	3/5/2025				20,000	40,000	80,000				372,000

Shaler Alias
AIP	3/5/2025	88,720	177,441	354,881
RSA	3/5/2025							80,414			502,588
PSU - EBITDA	3/5/2025				20,104	40,207	80,414				251,294
PSU - TSR	3/5/2025				20,104	40,207	80,414				373,925

(1)
“AIP” refers to performance-based cash incentive awards under the 2025 AIP. “PSU” refers to performance-based restricted stock units awarded under the Second Amended and Restated Plan. “RSA” refers to time-based restricted stock awarded under the Second Amended and Restated Plan, except that the equity award granted to Robert Houser was approved by the Compensation Committee as a stand-alone inducement grant in accordance with applicable Nasdaq rules and was made outside of the Second Amended and Restated Plan.
(2)
The amounts shown reflect the threshold, target and maximum annual cash incentive opportunities under our 2025 AIP approved by the Compensation Committee, except Mr. Sullivan, as discussed in “Compensation Discussion and Analysis” above.
(3)
Represents grants of PSUs to each NEO during 2025. The TSR-based PSUs are earned, if at all, based on our TSR performance after a three-year performance period relative to the TSR over the same performance period for the companies in the Russell 2000 Index. The Adjusted EBITDA-based PSUs are earned, if at all, based on Adjusted EBITDA for each of the three years of the performance period. Additional information regarding the terms of the PSUs is set forth in the “Compensation Discussion and Analysis” above.
(4)
RSAs represent grants of RSAs to each NEO during 2025. These RSAs will generally vest in equal annual installments over a four-year period, except that the RSA grant to Thomas Sullivan on May 7, 2025 vests in full on the first anniversary of the grant date. Additional information regarding the terms of the RSAs is set forth in the “Compensation Discussion and Analysis” above.
(5)
Amounts shown are the grant date fair value of each award computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in such valuation, see Note 2 to our audited financial statements for the fiscal year ended December 31, 2025, included in our 2025 Form 10-K.

Narrative Disclosure to Summary Executive Compensation Table and Grants of Plan-Based Awards Table

For additional information concerning our executive compensation policies, see “Compensation Discussion and Analysis” above.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive awards for each NEO outstanding as of the end of our last completed fiscal year.

		Option Awards					Stock Awards

Name	Grant Date	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable (1)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (2)	Market value of shares or units of stock that have not vested ($) (3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)

John	2/23/2022						41,094	149,993
Morris	3/19/2023						265,090	967,579	265,090	(4)	967,577
	2/19/2024						306,219	1,117,699
	5/30/2024 - EBITDA								83,763	(5)	305,733
	5/30/2024 - TSR								83,763	(5)	305,735
	3/5/2025						520,000	1,898,000
	3/5/2025 - EBITDA								260,000	(6)	949,000
	3/5/2025 - TSR								130,000	(6)	474,500

Robert S.	9/8/2025						118,243	431,587
Houser

Timothy J.	3/19/2023				—	—
Murphy

Thomas E.	2/23/2022						3,885	14,180
Sullivan	3/19/2023						31,811	116,110
	2/19/2024						24,498	89,418
	3/5/2025						41,600	151,840
	5/7/2025						13,192	48,151

David	2/23/2022						6,054	22,097
Guthrie	3/19/2023	88,339		198,868	6.13	3/18/2030	44,862	163,746	44,861	(4)	163,743
	2/19/2024						55,543	202,732
	5/30/2024 - EBITDA								15,193	(5)	55,454
	5/30/2024 - TSR								15,194	(5)	55,456
	3/5/2025						94,320	344,268
	3/5/2025 - EBITDA								47,160	(6)	172,134
	3/5/2025 - TSR								23,580	(6)	86,067

Tyler	2/23/2022						6,426	23,455
Dempsey	3/19/2023	58,892		132,578	6.13	3/18/2030	38,744	141,416	38,744	(4)	141,414
	2/19/2024						47,111	171,955
	5/30/2024 - EBITDA								12,887	(5)	47,036
	5/30/2024 - TSR								12,887	(5)	47,036
	3/5/2025						80,000	292,000
	3/5/2025 - EBITDA								40,000	(6)	146,000
	3/5/2025 - TSR								20,000	(6)	73,000

Shaler	2/23/2022						6,941	25,335
Alias	4/13/2022						299	1,091
	3/19/2023						39,995	145,982	39,994	(4)	145,978
	2/19/2024						47,355	172,846
	5/30/2024 - EBITDA						47,355	172,846	12,953	(5)	47,278
	5/30/2024 - TSR								12,954	(5)	47,280
	3/5/2025
	3/5/2025 - EBITDA						80,414	293,511	40,207	(6)	146,756
	3/5/2025 - TSR								20,104	(6)	73,378

(1)
These represent performance-based stock options granted in 2023. The terms of the performance-based stock options provide that they vest and become exercisable in three separate tranches as follows: (a) 31% shall vest and become exercisable on the later of (i) March 19, 2024 and (ii) the date on which the closing price per share of Class A common stock has equaled or exceeded $10.00 for any consecutive 20 day trading period ending on or prior to March 18, 2028; (b) 32% shall vest and become exercisable on the later of (i) March 19, 2025 and (ii) the date on which the closing price per share of Class A common stock has equaled or exceeded $14.50 for any consecutive 20 day trading period ending on or prior to March 18, 2028; and (c) 37% shall vest and become exercisable on the later of (i) March 19, 2026 and (ii) the date on which the closing price per share of Class A common stock has equaled or exceeded $19.54 for any consecutive 20 day trading period ending on or prior to March 18, 2028. The first tranche of the performance-based stock options vested on April 9, 2024.
(2)
These represent time-based RSAs of our Class A common Stock. The RSAs vest in equal annual installments over a four-year period on the anniversary of the grant date, except that Mr. Sullivan received a special one-time grant that vests in full on the first anniversary of the grant date. Additional information regarding the terms of the RSAs is set forth in the “Compensation Discussion and Analysis” above.
(3)
Based on the closing price of our Class A common stock ($3.65) on December 31, 2025.
(4)
These represent PSUs granted in 2023. The PSUs are earned, if at all, based on our TSR performance after a three-year performance period ending December 31, 2025 relative to the TSR over the same performance period for the companies in the Russell 2000 Index. Additional information regarding the terms of the PSUs is set forth in the “Compensation Discussion and Analysis” above. The number of 2023 PSUs in this table is based on assumed achievement at the “threshold” level payout of 50%. However, on February 10, 2026, the Compensation Committee determined that the TSR performance thresholds were not met and all 2023 PSUs were forfeited.
(5)
These represent PSUs granted in 2024. The Adjusted EBITDA-based PSUs are earned, if at all, based on Adjusted EBITDA for each of the three years during the performance period ending December 31, 2026. The TSR-based PSUs are earned, if at all, based on our TSR performance after a three-year performance period ending December 31, 2026 relative to the TSR over the same performance period for the companies in the Russell 2000 Index. Additional information regarding the terms of the PSUs is set forth in the “Compensation Discussion and Analysis” above. The number of 2024 PSUs in this table is based on assumed achievement at the “threshold” level payout of 50%.
(6)
These represent PSUs granted in 2025. The Adjusted EBITDA-based PSUs are earned, if at all, based on Adjusted EBITDA for each of the three years during the performance period ending December 31, 2027. The TSR-based PSUs are earned, if at all, based on our TSR performance after a three-year performance period ending December 31, 2027 relative to the TSR over the same performance period for the companies in the Russell 2000 Index. Additional information regarding the terms of the PSUs is set forth in the “Compensation Discussion and Analysis” above. The number of 2025 Adjusted EBITDA-based PSUs in this table is based on assumed achievement at the “target” level payout of 100%, and the number of 2025 TSR-based PSUs in this table is based on assumed achievement at the “threshold” level of 50%.

Option Exercises and Stock Vested Table

The following table sets forth information concerning the exercise of all stock options and vesting of all stock awards on an aggregated basis for each NEO during the fiscal year ended December 31, 2025.

	Stock Awards

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

John Morris	395,578	2,694,758

Robert S. Houser	—	—

Timothy J. Murphy	107,130	734,505

Thomas E. Sullivan	30,418	199,845

David Guthrie	60,825	411,896

Tyler Dempsey	60,802	415,567

Shaler Alias	64,506	441,434

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

Pursuant to the terms of the Performance-Based Non-Qualified Stock Option Award Agreements, for each NEO, in the event of a termination of the executive’s employment by us without “Cause” (as defined in the agreements), by the executive for “Good Reason,” (as defined in the agreements), the Stock Options outstanding (i) shall become vested with respect to the service-based vesting requirements applicable to the Stock Options, if not satisfied previously, notwithstanding the termination of the NEO’s employment with the Company, with respect to those Stock Options that would have satisfied the service-based vesting requirements applicable to the Stock Options had the NEO remained employed with the Company through the Severance Period and the NEO, and (ii) such Stock Options, plus any of the NEO’s Stock Options with respect to which the service-based vesting requirements applicable to the Stock Options were satisfied previously, shall remain outstanding and eligible to become vested and exercisable on satisfaction of the performance-based vesting requirements applicable to such Stock Options prior to the earlier of the end of the Performance Period and the Severance Period on the same basis that such Stock Options would have become vested and exercisable had the NEOs employment with the Company not terminated prior to the earlier of the end of the Performance Period and the Severance Period.

The severance period is 18 months (or 12 months in the case of Mr. Sullivan); provided that in the event such termination is on or within 24 months following a change in control or prior to and in anticipation of a change in control, the severance period is 30 months (or 18 months in the case of Mr. Sullivan) (such applicable period, the “Severance Period”). Such severance payments and benefits are subject to execution and non-revocation of a release of claims.

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

The following table shows the value to the NEOs of hypothetical benefits and payments provided upon termination as of December 31, 2025 under the Company’s policies and programs. The value of the acceleration of time-based equity awards and performance-based equity awards are calculated based on the $3.65 closing price of our Class A common stock on December 31, 2025. Mr. Murphy resigned from the Company in May 2025 and was not employed on December 31, 2025; accordingly, no termination-related amounts have been calculated or presented for him.

Name	Payment and/or Benefit	Termination for Cause ($)	Voluntary Termination ($)	Termination Without Cause or for Good Reason or Non- Renewal ($)	Termination Without Cause or for Good Reason or Non- Renewal Upon Change in Control ($) (1)	Incapacity	Death

John	Base Salary	—	—	750,000	1,250,000	—	—
Morris	Annual Bonus (2)	340,000	340,000	1,090,000	1,590,000	340,000	340,000
	Acceleration of Time-Based Equity Awards	—	—	2,811,705	4,133,271	4,133,271	4,133,271
	Acceleration of Performance-Based Equity Awards (3)	—	—	1,400,854	1,560,466	723,399	723,399
	Acceleration of Performance-Based Stock Option Awards	—	—	—	—	—	—

Robert S.	Base Salary	—	—	600,000	1,000,000	—	—
Houser	Annual Bonus (2)	53,384	53,384	353,384	553,384	53,384	53,384
	Acceleration of Time-Based Equity Awards	—	—	107,894	431,587	431,587	431,587
	Acceleration of Performance-Based Equity Awards (3)	—	—	—	—	—	—
	Acceleration of Performance-Based Stock Option Awards	—	—	—	—	—	—

Timothy J.	Base Salary	—	—	—	—	—	—
Murphy	Annual Bonus (2)	—	—	—	—	—	—
	Acceleration of Time-Based Equity Awards	—	—	—	—	—	—
	Acceleration of Performance-Based Equity Awards (3)	—	—	—	—	—	—
	Acceleration of Performance-Based Stock Option Awards	—	—	—	—	—	—

Thomas E.	Base Salary	—	—	233,928	350,893	—	—
Sullivan	Annual Bonus (2)	56,228	56,228	126,407	161,496	56,228	56,228
	Acceleration of Time-Based Equity Awards	—	—	188,150	313,973	419,699	419,699
	Acceleration of Performance-Based Equity Awards (3)	—	—	—	—	—	—
	Acceleration of Performance-Based Stock Option Awards	—	—	—	—	—	—

David	Base Salary	—	—	615,000	1,025,000	—	—
Guthrie	Annual Bonus (2)	266,218	266,218	727,468	1,034,968	266,218	266,218
	Acceleration of Time-Based Restricted Stock Awards	—	—	493,130	732,843	732,843	732,843
	Acceleration of Performance- Based Restricted Stock Unit Awards (3)	—	—	254,092	283,043	131,212	131,212
	Acceleration of Performance-Based Stock Option Awards	—	—	—	—	—	—

Tyler	Base Salary	—	—	591,938	986,563	—	—
Dempsey	Annual Bonus (2)	139,599	139,599	435,568	632,880	172,281	139,599
	Acceleration of Time-Based Equity Awards	—	—	425,506	628,826	628,826	628,826
	Acceleration of Performance-Based Equity Awards (3)	—	—	215,516	240,071	111,292	111,292
	Acceleration of Performance-Based Stock Option Awards	—	—	—	—	—	—

Shaler	Base Salary	—	—	532,322	887,203	—	—
Alias (4)	Annual Bonus (2)	156,015	156,015	422,176	599,616	156,015	156,015
	Acceleration of Time-Based Equity Awards	—	—	434,390	638,765	638,765	638,765
	Acceleration of Performance-Based Equity Awards (3)	—	—	216,630	241,312	111,867	111,867
	Acceleration of Performance-Based Stock Option Awards	—	—	—	—	—	—

(1)
Assumes a change in control occurred on December 31, 2025, immediately followed by the executive’s termination.
(2)
Amount includes 2025 AIP bonus because, under executive employment agreements, such bonus is deemed earned if the executive is employed on December 31, 2025.
(3)
Assumes TSR performance thresholds from third party calculation of actual performance through December 31, 2025.
(4)
Upon his termination on February 27, 2026 , Mr. Alias became eligible to receive the following severance benefits pursuant to his executive employment agreement: payment of his base salary and AIP target bonus amount over an 18-month period (the “Separation Period”), totaling $954,498; immediate vesting of his time-based equity awards that would have vested during the Separation Period; and his outstanding performance equity awards will remain outstanding and be eligible to vest based on achievement of performance objectives during the Separation Period.

Pay Ratio Disclosure

Pursuant to Item 402(u) of Regulation S-K promulgated under the Exchange Act, we are required to disclose the median annual total compensation of all the Company’s employees, the total compensation of our CEO and the ratio of those two amounts. The pay ratio set forth below is a reasonable estimate and has been calculated in a manner consistent with SEC rules and based on the methodology described below. The SEC rules for identifying median employees allow companies to use a variety of methodologies. As a result, the pay ratio reported by others may not be comparable to our reported pay ratio. For the year ended December 31, 2025:

•
the total compensation for our median employee was $114,434;
•
the annual total compensation of Mr. Morris was $8,143,500; and
•
based on the information above, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees is 71 to 1.

The methodology that we used and the material assumptions, adjustments and estimates that we used to identify the median and determine annual total compensation were as follows:

Employee population. As of December 31, 2025, the date we selected to identify our median employee, our employee population consisted of approximately 487 individuals, which reflects our employee population for purposes of determining the pay ratio described above.

Identification of Median. To identify the median of the annual total compensation of all of our employees, we reviewed the total cash compensation of all applicable employees for the twelve-month period ending on December 31, 2025 (the “reported compensation”). In making this calculation, we did not annualize the reported compensation of any of our employees who were hired during the period, nor did we make any cost of living adjustments to the reported compensation in identifying the median employee. Using this methodology, we determined that our median employee was a full-time, salaried employee located in the U.S.

2025 Director Compensation Table

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to each non-employee director for all services rendered in all capacities to our company, or any of its subsidiaries, for the last fiscal year.

Name(1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3) (4)	Total ($)

Peter J. Kight	70,417	250,000	320,417

Paul R. Garcia	59,611	170,000	229,611

Maryann Goebel	50,000	170,000	220,000

Robert Hartheimer	56,803	170,000	226,803

William Jacobs	127,000	—	127,000

Emnet Rios	54,708	170,000	224,708

Richard E. Thornburgh	52,126	170,000	222,126

(1)
Each of John Morris’ and Shaler Alias’ compensation is disclosed under “Executive Compensation.” Shaler Alias resigned from the Board, effective February 27, 2026. William Jacobs retired from the Board and did not stand for re-election in 2025. Robert Hartheimer resigned from the Board, effective October 28, 2025.
(2)
Amount includes a one-time cash payment of $100,000 to William Jacobs in connection with his retirement from the Board and in recognition of previous service.
(3)
Amounts shown are the grant date fair value of each award computed in accordance with FASB ASC Topic 718. The aggregate dollar value of the restricted stock units is based on $5.00 per share of Class A common stock on June 12, 2025.
(4)
The aggregate number of stock awards outstanding for each continuing director (other than Mr. Kight and Ms. Rios) as of December 31, 2025 is 114,856. The aggregate number of stock awards outstanding for Mr. Kight as of December 31, 2025 is 156,175. The aggregate number of stock awards outstanding for Ms. Rios as of December 31, 2025 is 97,103.

Narrative Disclosure to Director Compensation Table

Under our non-employee director compensation policy, we compensate our non-employee directors with a combination of cash and equity in the form of restricted stock units. In addition, we reimburse directors for their reasonable out-of-pocket expenses incurred in connection with attending Board and committee meetings.

Annual Cash Retainer

Under the non-employee director compensation policy, non-employee directors are entitled to an annual cash retainer of $40,000, which is paid quarterly in arrears on October 1, January 1, April 1 and July 1 of each year. The value of the annual cash retainer is unchanged since 2022. The non-executive chairman is entitled to an additional cash retainer of $20,000 which is paid quarterly in arrears on October 1, January 1, April 1 and July 1 of each year.

Annual Equity Award

An annual equity award is awarded to incumbent directors at each stockholders’ meeting in the form of restricted stock units, calculated based on the closing price on the grant date (or the most recent trading day if such date is not a trading day) and rounded down to the nearest whole unit. Restricted stock units vest on the earlier of (1) the first anniversary of the date of grant and (2) the next regularly scheduled annual meeting of stockholders that is at least 50 weeks after the date of grant. Vesting also accelerates upon a change of control or termination from service as a result of the director’s death or disability. Vested restricted stock units are settled on the earlier of (x) the date the director undergoes a “separation from service” as defined in Section 409A of the Internal Revenue Code and (y) a change of control. For fiscal 2025, each continuing director received an award of approximately $170,000 in restricted stock units. The target value of the annual equity award has remained $170,000 since 2022., The non-executive chairman received an award of approximately $250,000, which is reflective of his leadership role and responsibilities.

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

The members of our Compensation Committee are currently Paul R. Garcia and Richard E. Thornburgh.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate to the Compensation Committee, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by the Compensation Committee:

Paul R. Garcia, Chairperson

Richard E. Thornburgh

The Compensation Committee report does not constitute soliciting material and shall not be deemed to be filed or incorporated by reference into any other filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates the Compensation Committee report by reference therein.

Non-GAAP Financial Measures

This Amendment includes certain non-GAAP financial measures that management uses to evaluate the Company’s operating business, measure performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as gain on extinguishment of debt, non-cash impairment loss, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, restructuring and other strategic initiative costs, loss on business disposition and other non-recurring charges. Free Cash Flow is a non-GAAP financial measure that represents net cash flow provided by operating activities less total capital expenditures. Free Cash Flow Conversion represents Free Cash Flow divided by Adjusted EBITDA. Normalized revenue growth represents year-over-year revenue growth that excludes incremental gross profit attributable to political media spending associated with the 2024 election cycle in our media payments business. Normalized gross profit growth represents year-over-year gross profit growth that excludes incremental gross profit attributable to political media spending associated with the 2024 election cycle in our media payments business. REPAY believes that Adjusted EBITDA, Free Cash Flow, Free Cash Flow Conversion, Normalized revenue growth and Normalized gross profit growth provide useful information to investors and others in understanding and evaluating its operating results in the same manner as management. However, these non-GAAP financial measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating profit, net cash provided by operating activities, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze REPAY’s business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in REPAY’s industry may report measures titled as the same or similar measures, such non-GAAP financial measures may be calculated differently from how REPAY calculates its non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider REPAY’s non-GAAP financial measures alongside other financial performance measures, including net income, net cash provided by operating activities and REPAY’s other financial results presented in accordance with GAAP.

Reconciliation of Revenue Growth to Normalized Revenue Growth by Segment

For the Year-over-Year Change Between the Year Ended December 31, 2025 and 2024 (Unaudited)

	Consumer Payments	Business Payments	Total

Total Revenue growth	2%	(9%)	(1%)

Less: Growth from contributions related to political media	—	31%	4%

Normalized revenue growth	2%	22%	3%

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Adjusted EBITDA (Unaudited)

	Year Ended December 31,

($ in thousands)	2025	2024

Total Revenue	$309,261	$313,042

Net loss	$(271,088)	$(10,345)

Add:

Interest income	(4,061)	(5,992)

Interest expense	13,947	7,837

Depreciation and amortization	102,046	103,710
	)	)

Income tax benefit	(5,869)	(575)

EBITDA	$94,671	$94,671

Gain on extinguishment of debt (1)	(1,374)	(13,136)

Non-cash impairment loss (2)	242,688	—

Non-cash change in fair value of assets and liabilities (3)	13,507	14,453

Share-based compensation expense (4)	19,031	25,195

Transaction expenses (5)	1,712	2,325

Restructuring and other strategic initiative costs (6)	10,135	12,494

Other non-recurring charges (7)	7,915	4,718

Adjusted EBITDA	$128,589	$140,810

Adjusted EBITDA Margin	42%	45%

(1)
Reflects a gain on the repurchase of 2026 Notes principal, net of a write-off of debt issuance costs relating to the repurchased principal.
(2)
Reflects non-cash goodwill impairment loss primarily related to the Consumer Payments segment and non-cash impairment loss related to operating lease ROU assets.
(3)
Reflects the changes in management’s estimates of the fair value of the liability relating to the TRA.
(4)
Represents compensation expense associated with equity compensation plans.
(5)
Primarily consists of professional service fees incurred in connection with prior transactions.
(6)
Reflects costs associated with reorganization of operations, consulting fees related to our processing services and other operational improvements, including restructuring and integration activities related to our acquired businesses, that were not in the ordinary course.
(7)
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

Reconciliation of Operating Cash Flow to Free Cash Flow (Unaudited)

	Year Ended December 31,

($ in thousands)	2025	2024

Net cash provided by operating activities	$91,112	$150,090

Capital expenditures

Cash paid for property and equipment	(286)	(989)

Purchases of intangible assets	(200)	(43,864)

Capitalized software development costs	(41,497)	(43,864)

Total capital expenditures	(41,983)	(44,853)
	)	)

Free cash flow	$49,129	$105,237

Free cash flow conversion	38%	75%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2025:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders (1)	3,992,363	(2)	$6.13	(3)	8,753,051	(4)

Equity Compensation Plans Not Approved by Stockholders	118,243	(5)	—		—

Total	4,110,606				8,753,051

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
(4)
As of December 31, 2025, 8,338,115 shares of our Class A common stock were available for awards under the Incentive Plan. This number is based on the “target” payout level of our outstanding unearned PSUs. Taking into account the maximum potential payout level of our outstanding unearned PSUs, then, as of December 31, 2025, 5,746,321 shares of our Class A common stock were available for awards under our Incentive Plan. On February 10, 2026, the Compensation Committee determined that the TSR performance thresholds were not met for the 2023 PSUs. As a result, 973,134 shares were forfeited. As of December 31, 2025, 414,936 shares of our Class A common stock were available for issuance pursuant to rights granted under the ESPP.
(5)
Represents the inducement award granted to Robert S. Houser on September 8, 2025.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Class A common stock, our Class V common stock and the limited liability company interests of Hawk Parent (the “Post-Merger Repay Units”) as of April 15, 2026.

In connection with the Business Combination, equityholders of Hawk Parent received as consideration for their existing limited liability company interests of Hawk Parent an amount of cash and a number of Post-Merger Repay Units. In connection with the issuance of such Post-Merger Repay Units, we issued to Hawk Parent, as the surviving company following the Merger, 100 shares of Class V common stock of the Company, and Hawk Parent distributed one share of Class V common stock to each holder of Post-Merger Repay Units. Limited liability company interests of Hawk Parent held by the Company or any of its subsidiaries are not reflected as Post-Merger Repay Units for any purposes in these tables.

The information is provided with respect to (1) each person who is known by us to own beneficially more than 5% of the outstanding shares of our Class A common stock, (2) each of our directors, (3) each of our NEOs and (4) all of our directors and executive officers, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, which generally deem a person to beneficially own any shares of our Class A common stock the person has or shares voting or dispositive power over and any additional shares obtainable within 60 days through the exercise of options, warrants or other purchase rights. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. Percentage of beneficial ownership is based on 89,683,117 shares of our Class A Common Stock and 5,285,883 Post-Merger Repay Units outstanding on April 15, 2026.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. No director or executive officer has pledged any of the shares or units disclosed below. Unless otherwise noted, the business address of each of the following entities or individuals is 3060 Peachtree Road NW, Suite 1100, Atlanta, Georgia 30305.

Beneficial Ownership of Repay Holdings Corporation

Name	Class A common stock (1)	% of Class (2)	Company Voting Power % (3) (4)

Directors and Named Executive Officers:

John Morris (5)	7,246,086	7.8%	7.6%

Shaler Alias (6)	1,608,342	1.8%	1.7%

Robert S. Houser (7)	311,904	*	*

Timothy J. Murphy (8)	338,282	*	*

Tyler B. Dempsey (9)	550,143	*	*

David Guthrie (10)	545,524	*	*

Thomas Sullivan (11)	248,561	*	*

Paul R. Garcia (12)	180,656	*	*

Maryann Goebel (12)	114,856	*	*

Peter J. Kight (12)	1,670,070	1.9%	1.8%

Emnet Rios (12)	97,103	*	*

Richard E. Thornburgh (12) (13)	232,721	*	*

All Directors and Executive Officers as a Group (13 persons) (12)	12,880,760	13.6%	14.1%

5% Stockholders

Forager Fund, L.P. (14)	11,106,648	12.4%	11.7%

Beckham Aggregator, L.P. (15)	8,907,540	9.9%	9.4%

Veradace Partners L.P. (16)	7,355,504	8.2%	7.7%

Private Management Group, Inc. (17)	5,412,492	6.0%	5.7%

BlackRock, Inc. (18)	5,272,940	5.9%	5.6%

* less than one percent.

(1)
Interests shown consist of Class A common stock and the Class A common stock exchangeable for Post-Merger Repay Units pursuant to the Exchange Agreement (described under section entitled “Related Party Transactions” below). Subject to the terms of the Exchange Agreement and the Hawk Parent Limited Liability Company Agreement, each holder of a Post-Merger Repay Unit, subject to certain limitations, has the right to cause Hawk Parent to acquire all or a portion of its Post-Merger Repay Units for shares of our Class A common stock at an initial exchange ratio of one share of Class A common stock for each Post-Merger Repay Unit exchanged (subject to adjustments for any subdivisions or combination of the Post-Merger Repay Units that is not accompanied by an identical subdivision or combination of our Class A common stock or, by any such subdivision or combination of our Class A common stock that is not accompanied by an identical subdivision or combination of the Post-Merger Repay Unit). In connection with such exchange, the corresponding number of shares of Post-Merger Repay Units will be cancelled. The Company has the option to deliver cash in lieu of shares of Class A common stock upon exercise by such holder of its exchange right. However, beneficial ownership is reflected here to include beneficial ownership of shares of our Class A common stock for which such Post-Merger Repay Units may be exchanged. The “Beneficial Ownership of Hawk Parent, LLC” table below reflects the number of Post-Merger Repay Units held by each of the persons in the table above. For clarity, each such number of Post-Merger Repay Units is already included in the Class A common stock column in the table above as described.

Beneficial Ownership of Hawk Parent, LLC

(included in Beneficial Ownership of Repay Holdings Corporation table above)

Name	Class V common stock / Post- Merger Repay Units (3)	% of ownership of Hawk Parent, LLC

Directors and Named Executive Officers:

John Morris	3,658,529	69.2%

Shaler Alias	878,072	16.6%

Timothy Murphy	—	—

Robert S. Houser	—	—

Tyler B. Dempsey	—	—

David Guthrie	—	—

Jacob H. Moore	—	—

Paul R. Garcia	—	—

Maryann Goebel	—	—

Peter J. Kight	—	—

Emnet Rios	—	—

Richard E. Thornburgh	—	—

All Directors and Executive Officers as a Group (13 persons)	4,536,601	85.8%

(2)
To calculate a stockholder’s percentage of beneficial ownership of Class A common stock, we must include in the numerator and denominator those shares of Class A common stock obtainable within 60 days through the exercise of options, warrants or other purchase rights (including the shares underlying Post-Merger Repay Units that such stockholder is considered to beneficially own). Shares of Class A common stock obtainable within 60 days through the exercise of options, warrants or other purchase rights held by other stockholders, however, are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership of Class A common stock of each of the stockholders may be different.
(3)
Each holder of Post-Merger Repay Units also holds one share of our Class V common stock and is entitled to a number of votes that is equal to the product of (i) the total number of Post-Merger Repay Units held by such holder multiplied by (ii) the exchange ratio between the Post-Merger Repay Units and Class A common stock, which will initially be one-for-one. Subject to the terms of the Exchange Agreement, the Post-Merger Repay Units are initially exchangeable for shares of Class A common stock.
(4)
Represents percentage of voting power of our Class A common stock and Class V common stock voting together as a single class.
(5)
Represents securities held of record by (i) John Morris, individually, (ii) The Morris Dynasty Trust dated April 30, 2024 (the “Morris Family Trust’), (iii) The John A. Morris Irrevocable Trust #1 (the “Irrevocable Trust”), (iv) the 2018 JAM Family Charitable Trust dated March 1, 2018 (the “JAM Family Charitable Trust”), (v) JOSEH Holdings, LLC and (vi) JAM Family Investments, Inc. (together with the Morris Family Trust, the Irrevocable Trust, the JAM Family Charitable Trust and JOSEH Holdings, LLC, the “Morris Entities”). John Morris’ spouse is the trustee of the Morris Family Trust and Mr. Morris’ spouse and descendants are the beneficiaries of the Morris Family Trust. John Morris’ spouse is also the trustee of the Irrevocable Trust and Mr. Morris, Mr. Morris’ spouse and descendants are the beneficiaries of the Irrevocable Trust. John Morris is the sole trustee of the JAM Family Charitable Trust. John Morris owns all of the voting ownership interests of JOSEH Holdings, LLC and serves as the sole member of its board of managers. John Morris (through a revocable trust of which he is the sole trustee) owns all of the voting shares of JAM Family Investments, Inc. and is the sole member of its board of directors. The number of shares of Class A common stock beneficially owned by Mr. Morris includes (a) 1,028,385 shares of Class A common stock held directly by the Morris Family Trust, (b) 86,761 shares of Class A common stock held directly by the Irrevocable Trust, (c) 338,444 Post-Merger Repay Units held directly by the JAM Family Trust, (d) 3,239,397 Post-Merger Repay Units and/or shares of Class A common stock held directly by JOSEH Holdings, LLC, (e) 15,000 shares of Class A common stock held directly by JAM Family Investments, Inc., and (f) 1,695,000 shares of restricted Class A common stock that remain subject to time-based vesting (for which Mr. Morris has sole voting power but no investment power). Mr. Morris is an officer and director of the Company.
(6)
Represents securities held of record by (i) Shaler Alias, individually, and (ii) Alias Holdings, LLC (“Alias Holdings”). Shaler Alias owns all of the voting ownership interests of Alias Holdings. He also serves as the sole member of its board of managers. The number of shares of Class A common stock beneficially owned by Mr. Alias includes 732,987 Post-Merger Repay Units and/or shares of Class A common stock held directly by Alias Holdings. Mr. Alias separated from the Company effective February 27, 2026. The information set forth herein is based on the Company’s records and publicly available filings.
(7)
All of the shares of Class A common stock beneficially owned by Robert S. Houser represent shares of restricted Class A common stock that remain subject to time-based vesting (for which Mr. Houser has sole voting power but no investment power). Mr. Houser is an officer of the Company.
(8)
Represents securities held of record by (i) Timothy Murphy, individually, and (ii) The TKM Charitable Remainder Unitrust (“TKM CRUT”). Mr. Murphy is the sole trustee of TKM CRUT. The number of shares of Class A common stock beneficially owned by Mr. Murphy includes 52,000 shares of Class A common stock held directly by TKM CRUT. Mr. Murphy was an officer of the Company through May 15, 2025. The information set forth herein is based on the Company’s records and publicly available filings.
(9)
The number of shares of Class A common stock beneficially owned by Tyler B. Dempsey includes (a) 58,892 shares of Class A common stock underlying options that are currently exercisable and (b) 286,836 shares of restricted Class A common stock that remain subject to time-based vesting (for which Mr. Dempsey has sole voting power but no investment power). Mr. Dempsey is an officer of the Company.
(10)
The number of shares of Class A common stock beneficially owned by David Guthrie includes (a) 88,339 shares of Class A common stock underlying options that are currently exercisable and (b) 337,770 shares of restricted Class A common stock that remain subject to time-based vesting (for which Mr. Guthrie has sole voting power but no investment power). Mr. Guthrie is an officer of the Company.
(11)
The number of shares of Class A common stock beneficially owned by Thomas Sullivan includes 168,179 shares of restricted Class A common stock that remain subject to time-based vesting (for which Mr. Sullivan has sole voting power but no investment power). Mr. Sullivan served as Interim Chief Financial Officer of the Company.
(12)
For each non-employee director (other than Mr. Kight and Ms. Rios), includes 114,856 shares issuable under restricted stock units that are vested or scheduled to vest on June 10, 2026. For Mr. Kight, includes 156,175 shares issuable under restricted stock units that are vested or scheduled to vest on June 10, 2026. For Ms. Rios, includes 97,103 shares issuable under restricted stock units that are vested or scheduled to vest on June 10, 2026.
(13)
Includes 101,265 shares of Class A common stock held by Thornburgh Family Foundation (for which Mr. Thornburgh has shared voting power and shared investment power).
(14)
Based solely on information contained in the Schedule 13D/A filed with the SEC on April 13, 2026 by Forager Fund, L.P. (“Forager Fund”), Forager Capital Management, LLC (“Forager GP”), Edward Kissel and Robert MacArthur, pursuant to which each of Forager Fund and Forager GP reports sole voting power and sole dispositive power over all of the reported shares, and each of Messrs. Kissel and MacArthur reports shared voting power and shared dispositive power over all of the reported shares. Forager GP is the sole general partner of Forager Fund and may be deemed to beneficially own the securities owned by Forager Fund. Each of Messrs. Kissel and MacArthur is a principal of Forager GP and has shared authority to vote (or direct the vote of), and to dispose (or direct the disposal) of, the shares on behalf of Forager GP. The principal business address for Forager Fund, Forager GP and Messrs. Kissel and MacArthur is 2025 3rd Avenue North, Suite 350, Birmingham, AL 35203.
(15)
Based solely on information contained in the Schedule 13D filed with the SEC on February 20, 2024 by BT Parent GP, LLC “BT Parent GP”) and Beckham Aggregator, L.P (“Beckham Aggregator”), who each report shared voting power and shared dispositive power over all of the shares. BT Parent GP is the general partner of Beckham Aggregator. The principal business address for each entity identified in this paragraph is c/o Parthenon Capital Partners, Four Embarcadero Center, Suite 3610, San Francisco, CA 94111.
(16)
Based solely on information contained in the Schedule 13D filed with the SEC on April 15, 2026 by Veradace Capital Management LLC (“Veradace Capital”), Veradace Partners L.P. (“Veradace Fund”), Alexander Vezendan and John Conlin, who each report shared voting power and shared dispositive power over all of the reported shares. The shares beneficially owned consist of 7,245,104 shares of Class A common stock and options to purchase 110,400 shares of Class A common stock. Veradace Fund is the record and direct beneficial owner of the reported securities. Veradace Capital is the investment advisor to Veradace Fund and may be deemed to beneficially own the securities owned by Veradace Fund. Messrs. Vezendan and Conlin are the principals of, and may be deemed to beneficially own securities owned by, Veradace Capital. The principal business address for Veradace Capital, Veradace Fund, and Messrs. Vezendan and Conlin is 3889 Maple Avenue, Suite 220, Dallas, TX 75219.
(17)
Based solely on information contained in the Schedule 13G/A filed with the SEC on February 10, 2026 by Private Management Group Inc., who reports sole voting power and sole dispositive power over all of the reported shares. The principal business address for Private Management Group Inc. is 15635 Alton Parkway, Suite 400, Irvine, CA 92618.
(18)
Based solely on information contained in the Schedule 13G/A filed with the SEC on January 21, 2026 by BlackRock, Inc., who reports sole voting power over 5,201,134 of the shares and sole dispositive power over all of the reported shares. The principal business address for BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.

Changes in Control

There are no arrangements, known to Repay, including any pledge by any person of securities of Repay or any of its parents, the operation of which may at a subsequent date result in a change in control of Repay.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Post-Business Combination Arrangements

Exchange Agreement

In connection with the Closing, we entered into the Exchange Agreement with holders (the “Repay Unitholders”) of the Post-Merger Repay Units, including John Morris, Shaler Alias, William Jacobs, Tim Murphy and Jacob Moore, which provides the Repay Unitholders with the right to elect to exchange such Post-Merger Repay Units into shares of Class A common stock (as described below). The Exchange Agreement provides that Repay Unitholders are able to exchange all or any portion of their Post-Merger Repay Units for shares of Class A common stock by delivering a written notice to both Hawk Parent and us and surrendering such Post-Merger Repay Units to us, subject to certain limitations. The initial exchange ratio is one Post-Merger Repay Unit for one share of Class A common stock. The exchange ratio will be adjusted for any subdivision (split, unit distribution, reclassification, reorganization, recapitalization or otherwise) or combination (by reverse unit split, reclassification, reorganization, recapitalization or otherwise) of the Post-Merger Repay Units that is not accompanied by an identical subdivision or combination of the Class A common stock or, by any such subdivision or combination of the Class A common stock that is not accompanied by an identical subdivision or combination of the Post-Merger Repay Units. If the Class A common stock is converted or changed into another security, securities or other property, on any subsequent exchange an exchanging Repay Unitholder will be entitled to receive such security, securities or other property. The exchange ratio will also adjust in certain circumstances when we acquire Post-Merger Repay Units other than through an exchange for our shares of Class A common stock.

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

As described above, Repay Unitholders may, subject to certain conditions, exchange their Post-Merger Repay Units for our shares of Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including in certain cases adjustments as set forth therein. Hawk Parent currently has and will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Post-Merger Repay Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of Hawk Parent at the time of an exchange of Post-Merger Repay Units. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits of the Tax Receivable Agreement. In addition, if there is a Change of Control, as such term is defined in the Tax Receivable Agreement, then with respect to any exchange of Post-Merger Repay Units for our shares of Class A common stock occurring prior to such Change of Control, the Company’s obligations under the Tax Receivable Agreement will be accelerated as if the Company exercised its right to terminate the Tax Receivable Agreement as of the date of the Change of Control.

We expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Hawk Parent, the payments that we may make under the Tax Receivable Agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual cash tax savings that we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to the Company by Hawk Parent are not sufficient to permit the Company to make payments under the Tax Receivable Agreement after it has paid taxes. Late payments under the Tax Receivable Agreement generally will accrue interest at an uncapped rate equal to Term SOFR plus 571.513 basis points. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by Repay Unitholders. The rights of each party under the Tax Receivable Agreement other than the Company are assignable.

In respect of tax returns filed during the year ended December 31, 2025, we made payments under the Tax Receivable Agreement exceeding $120,000 to the following related parties: approximately $635,782 to John Morris (including certain affiliated entities), approximately $1,033,101 to Shaler Alias (including certain affiliated entities) and approximately $260,833 to Tim Murphy (including certain affiliated entities).

Founders’ Stockholders Agreement

In connection with the Closing, the Company entered into a Stockholders Agreement with Mr. Alias and Mr. Morris (together, the “Repay Founders”) (the “Founders’ Stockholders Agreement”).

Under the Founders’ Stockholders Agreement, Mr. Morris and Mr. Alias were designated to serve on our Board. The Founders’ Stockholders Agreement provides that (i) if Mr. Morris ceases to serve as CEO of the Company, he will immediately resign as a director and will no longer be entitled to be designated to our Board, and (ii) if Mr. Alias ceases to serve as President of the Company, he will immediately resign as a director and no longer be entitled to be designated to our Board. Following Mr. Alias’ resignation from the Board on February 27, 2026, Mr. Morris (as the beneficial holder of a majority of the shares of Class A common stock beneficially owned by the Repay Founders) is entitled to designate one designee for nomination to our Board as an independent director (the “Independent Founder Designee” and together with Mr. Morris if serving as a designee under the foregoing provisions, the “Founder Designees”).

Each Founder Designee must be eligible to serve as a director, and the Independent Founder Designee must be independent, in each case under applicable Nasdaq rules (or any other market upon which shares of Class A common stock are then traded). Mr. Morris may only be removed upon termination of service as described above, and the Independent Founder Designee may only be removed with the consent of the Repay Founders. In the event of any vacancy with respect to the seat of the Independent Founder Designee, we will use our best efforts to fill such vacancy with such person as designed by the Repay Founders. We also agree to use our best efforts to cause the Founder Designees to be elected to our Board. Additionally, any change in the size of our Board requires the consent of the Repay Founders. Mr. Morris will not be entitled to compensation (other than as an officer of the Company and expense reimbursements), but the Independent Founder Designee will be entitled to receive compensation consistent with the compensation received by other non-employee directors, including any fees and equity awards. Each Founder Designee will be entitled to the same rights and privileges applicable to all other members of Board, including indemnification and exculpation rights and director and officer insurance.

Repay Unitholders Registration Rights Agreement

In connection with the Closing, we entered into the Repay Unitholders Registration Rights Agreement with Corsair Capital LLC (“Corsair”) and the other Repay Unitholders. Under the Repay Unitholders Registration Rights Agreement, the Repay Unitholders are entitled to registration rights that obligate the Company to register for resale under the Securities Act all or any portion of the shares of Class A common stock issuable upon exchange for Post-Merger Repay Units pursuant to the Exchange Agreement so long as such shares are not then restricted under any applicable support agreement or escrow agreement.

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

Indemnification of Directors and Officers

Our Bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporate Law (“DGCL”). In addition, our Certificate of Incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.

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

Review, Approval or Ratification of Transactions with Related Persons

Under Nasdaq Marketplace Rules, our Audit Committee (or another independent body of our Board) is required to conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis. In accordance with our Nominating and Corporate Governance Committee’s charter, the Nominating and Corporate Governance Committee must review and oversee all related party transactions. For these purposes, a “related party transaction” refers to all transactions for which review or oversight is required by applicable law or Nasdaq rules or that are required to be disclosed in the notes to Repay’s financial statements or in Repay’s SEC filings.

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

Director Independence

Our Class A common stock is listed on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and Nominating and Corporate Governance Committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit Committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the rules of Nasdaq. Compensation Committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of Nasdaq.

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

The Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, the Board has determined that Mses. Goebel and Rios and Messrs. Garcia, Kight and Thornburgh are “independent directors” as defined under the listing requirements and rules of Nasdaq and the applicable rules of the Exchange Act. Mr. Morris is not considered independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee selected Grant Thornton LLP (“Grant Thornton”) to serve as our independent registered accounting firm for the fiscal year ending December 31, 2026. We first engaged Grant Thornton in 2018, and it has served as our principal accounting firm since that date. The following table shows the fees for professional services rendered by Grant Thornton for the audit of our annual financial statements for the years ended December 31, 2025 and December 31, 2024, and fees billed for other services rendered by Grant Thornton during those periods.

	2025	2024

Audit Fees (1)	$1,804,433	$2,000,078

Audit-Related Fees (2)	—	—

Tax Fees (3)	—	—

All Other Fees (4)	—	—

Total	$1,804,433	$2,000,078

(1)
Audit Fees. Audit Fees consist of fees for professional services rendered for the audits of our annual consolidated financial statements, reviews of unaudited condensed consolidated quarterly financial statements, and consent procedures required in connection with our Form S-3 Registration Statements and Form S-8 Registration Statements.
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1) Financial Statements

No financial statement or supplemental data are filed with this Amendment on Form 10-K/A.

(2)
Financial Statement Schedules

No financial statement schedules are filed with this Amendment on Form 10-K/A.

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

2.5†

Stock Purchase Agreement, dated March 30, 2026, by and between Repay Holdings Corporation, Hearst KUBRA Holdings, Inc., KUBRA Holdings, Inc., and KUBRA Data Transfer Ltd. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on March 31, 2026).

3.1	Certificate of Corporate Domestication of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).
3.2	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-38531), filed with the SEC on July 17, 2019).
3.3	Amendment to the Certificate of Incorporation of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2022).
3.4	Certificate of Designation for Series A Junior Participating Preferred Stock of Repay Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 14, 2026).
3.5	Second Amended and Restated Bylaws of Repay Holdings Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 8, 2024).
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 ASR (File No. 333-266158) filed with the SEC on July 15, 2022).
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
4.4

Stockholder Rights Agreement, dated as of April 13, 2026, by and between Repay Holdings Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 14, 2026).

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

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the registrant
23.1*	Consent of Grant Thornton LLP
31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K (File No. 001- 38531) filed on February 29, 2023).

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

# Filed herewith.

* Previously filed in Original Filing.

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

Repay Holdings Corporation

April 30, 2026	By:	/s/ John Morris
John Morris
Chief Executive Officer