Form 10-Q
period 2026-03-31
Repay Holdings Corp
filed 2026-05-04
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 29, 2026, there are 89,672,978 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 6,872,026 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V common stock, par value of $0.0001 per share, outstanding. As of April 29, 2026, the holders of such outstanding shares of Class V common stock also hold 5,285,883 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended March 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, anticipated benefits from our recent acquisitions, expected demand on our product offerings, including further implementation of electronic payment options and statements regarding our market and growth opportunities, and our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to: the risk that the proposed KUBRA (defined below) transaction may not be completed in a timely manner or at all; the inability to integrate and/or realize the benefits of the KUBRA transaction, including expected synergies; the occurrence of any fact, event, change, development or circumstance that could give rise to the termination of the KUBRA acquisition agreement; the failure to satisfy any of the conditions to the consummation of the KUBRA acquisition, including the receipt of certain governmental or regulatory approvals; the risk that the financing necessary to consummate the KUBRA acquisition may not be obtained, may be delayed, or may be available only on less favorable terms than anticipated; that the announcement of the KUBRA acquisition could disrupt the Company’s or KUBRA’s relationships with customers, employees or other business partners; the impact, cost and effect of actions by activist stockholders; the risk that our stockholder rights plan may delay, discourage or prevent a change of control or acquisition of the Company, even if such action may be considered beneficial by some stockholders; exposure to economic conditions and political risk affecting the consumer loan market, the receivables management industry and consumer and commercial spending, including bank failures or other adverse events affecting financial institutions, inflationary pressures, evolving U.S. trade policies, general economic slowdown or recession; changes in the payment processing market in which we compete, including with respect to its competitive landscape, technology evolution or regulatory changes; changes in the vertical markets that we target, including the regulatory environment applicable to our clients; the ability to retain, develop and hire key personnel; risks relating to our relationships within the payment ecosystem; risk that we may not be able to execute our growth strategies, including identifying and executing acquisitions; risks relating to data security; changes in accounting policies applicable to us; the risk that we may not be able to maintain effective internal controls; and those risks described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

($ in thousands)	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$43,770	$115,692
Current restricted cash	31,219	29,327
Accounts receivable, net	36,608	33,172
Prepaid expenses and other	19,414	18,641
Total current assets	131,011	196,832

Property and equipment, net	1,153	1,243
Noncurrent restricted cash	11,820	10,633
Intangible assets, net	338,344	329,844
Goodwill	474,512	474,512
Operating lease right-of-use (“ROU”) assets, net	8,239	8,866
Deferred tax assets	170,995	173,028
Other assets	4,729	4,791
Total noncurrent assets	1,009,792	1,002,917
Total assets	$1,140,803	$1,199,749

Liabilities
Accounts payable	$23,932	$25,177
Accrued expenses	46,890	52,959
Current maturities of long-term debt, net	—	146,477
Current operating lease liabilities	1,455	1,548
Current tax receivable agreement ($0 and $1,555 held for related parties as of March 31, 2026 and December 31, 2025, respectively)	—	13,702
Other current liabilities	954	785
Total current liabilities	73,231	240,648

Long-term debt, net	390,592	280,065
Noncurrent operating lease liabilities	8,226	8,790
Tax receivable agreement, net of current portion ($8,024 and $20,748 held for related parties as of March 31, 2026 and December 31, 2025, respectively)	191,803	187,239
Other liabilities	1,688	1,225
Total noncurrent liabilities	592,309	477,319
Total liabilities	$665,540	$717,967

Commitments and contingencies (Note 9)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized; 96,174,655 issued and 82,798,766 outstanding as of March 31, 2026; 95,138,635 issued and 81,762,746 outstanding as of December 31, 2025	8	8
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Treasury stock, 13,375,889 shares repurchased as of both March 31, 2026 and December 31, 2025	(92,025)	(92,025)
Additional paid-in capital	1,170,507	1,166,998
Accumulated deficit	(600,490)	(590,550)
Total Repay stockholders' equity	$478,000	$484,431
Non-controlling interests	(2,737)	(2,649)
Total equity	$475,263	$481,782
Total liabilities and equity	$1,140,803	$1,199,749

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2026	2025
Revenue	$80,794	$77,325
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	19,307	18,664
Selling, general and administrative	35,954	36,987
Depreciation and amortization	25,540	25,294
Total operating expenses	80,801	80,945
Loss from operations	(7)	(3,620)
Other income (expense)
Interest income	415	1,356
Interest expense	(3,844)	(3,107)
Change in fair value of tax receivable liability	(4,563)	(3,022)
Other income (loss), net	(2)	(227)
Total other income (expense)	(7,994)	(5,000)
Loss before income tax (expense) benefit	(8,001)	(8,620)
Income tax (expense) benefit	(2,033)	452
Net loss	$(10,034)	$(8,168)
Less: Net loss attributable to non-controlling interests	(94)	(221)
Net loss attributable to the Company	$(9,940)	$(7,947)

Loss per Class A share attributable to the Company:
Basic and diluted	$(0.12)	$(0.09)
Weighted-average shares outstanding:
Basic and diluted	82,517,843	89,005,725

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at December 31, 2024	88,239,494	$9	100	$—	$1,148,871	$(53,782)	$(333,826)	$11,897	$773,169
Exchange of Post-Merger Repay Units	90,000	—		—	197	—	—	(197)	—
Release of share awards vested under Incentive Plan	1,138,384	—		—	—	—	—	—	—
Tax withholding related to shares vesting under Incentive Plan	(394,736)	—		—	(3,164)	—	—	17	(3,147)
Stock-based compensation	—	—		—	5,361	—	—	(17)	5,344
Net loss	—	—		—	—	—	(7,947)	(221)	(8,168)
Balance at March 31, 2025	89,073,142	$9	100	$—	$1,151,265	$(53,782)	$(341,773)	$11,479	$767,198

Balance at December 31, 2025	81,762,746	$8	100	$—	$1,166,998	$(92,025)	$(590,550)	$(2,649)	$481,782
Release of share awards vested under Incentive Plan	1,538,377	—		—	—	—	—	—	—
Tax withholding related to shares vesting under Incentive Plan	(502,357)	—		—	(1,504)	—	—	(1)	(1,505)
Stock-based compensation	—	—		—	5,013	—	—	7	5,020
Net loss	—	—		—	—	—	(9,940)	(94)	(10,034)
Balance at March 31, 2026	82,798,766	$8	100	$—	$1,170,507	$(92,025)	$(600,490)	$(2,737)	$475,263

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(10,034)	$(8,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,540	25,294
Stock based compensation	5,020	5,344
Amortization of debt issuance costs	559	810
Other loss	—	267
Fair value change in tax receivable agreement liability	4,563	3,022
Deferred tax benefit	2,033	(452)
Change in accounts receivable, net	(3,436)	(3,881)
Change in prepaid expenses and other	(773)	468
Change in operating lease ROU assets	627	429
Change in other assets	62	(2,479)
Change in accounts payable	(1,245)	(4,776)
Change in accrued expenses and other	(6,068)	(13,928)
Change in operating lease liabilities	(657)	(428)
Change in other liabilities	632	981
Net cash provided by operating activities	16,823	2,503
Cash flows from investing activities
Purchases of property and equipment	(122)	(146)
Purchases of intangible assets	(22,511)	—
Capitalized software development costs	(11,318)	(10,391)
Net cash used in investing activities	(33,951)	(10,537)
Cash flows from financing activities
Issuance of long-term debt	110,000	—
Payments on long-term debt	(146,508)	—
Payments for tax withholding related to shares vesting under Incentive Plan	(1,505)	(3,147)
Payment of Tax Receivable Agreement (“TRA”)	(13,702)	(16,337)
Net cash used in financing activities	(51,715)	(19,484)
Decrease in cash, cash equivalents and restricted cash	(68,843)	(27,518)
Cash, cash equivalents and restricted cash at beginning of period	$155,652	$236,709
Cash, cash equivalents and restricted cash at end of period	$86,809	$209,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,712	$4,525
Income taxes (net of refunds received)	$(44)	$(25)

Reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$43,770	$165,466
Current restricted cash	31,219	31,184
Noncurrent restricted cash	11,820	12,541
Total cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	$86,809	$209,191

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

The Company is headquartered in Atlanta, Georgia.

On March 27, 2026, the Company entered into and consummated an asset purchase agreement with a strategic distribution partner for a purchase price of approximately $22.5 million. The transaction primarily reflects a buyout of the partner’s economic interests in the underlying commercial arrangement. The acquired assets consisted of customer relationships, customer contracts, intellectual property and other tangible and intangible assets.

On March 30, 2026, the Company entered into a stock purchase agreement with Hearst KUBRA Holdings, Inc., a Delaware corporation, KUBRA Holdings, Inc., a Delaware corporation (“Kubra US”) and KUBRA Data Transfer Ltd., an Ontario corporation (“Kubra Canada” and together with Kubra US, “KUBRA”), pursuant to which the Company will acquire all of the issued and outstanding capital stock of KUBRA (the “Acquisition”). Under the terms of the stock purchase agreement, the aggregate consideration to be paid by REPAY at closing is approximately $372 million, subject to customary purchase price adjustments. The Company intends to finance the Acquisition through a combination of cash on hand, a proposed term loan facility in an aggregate principal amount of $500 million and a proposed revolving credit facility in an aggregate principal amount of $100 million. The Acquisition is expected to close in the second quarter of 2026, subject to required regulatory approvals and other customary closing conditions.

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and accompanying notes, which are included in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

	Three Months Ended March 31, 2026
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Direct relationships (2)	$72,613	$12,801	$(7,265)	$78,149
Indirect relationships	2,455	190	—	2,645
Total Revenue	$75,068	$12,991	$(7,265)	$80,794

	Three Months Ended March 31, 2025
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Direct relationships (2)	$69,254	$10,777	$(5,605)	$74,426
Indirect relationships	2,688	211	—	2,899
Total Revenue	$71,942	$10,988	$(5,605)	$77,325
(1)
Represents revenue eliminations between business units within the Consumer Payments segment and Business Payments segment, as well as eliminations of intersegment revenues for consolidation purpose.
(2)
Direct relationships revenue includes $1.6 million and $1.0 million of interest earned on settlements for the three months ended March 31, 2026 and 2025, respectively, which do not represent revenues recognized in the scope of ASC 606, Revenue from contracts with customers.

When the Company’s right to consideration for performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount the Company has billed to the client is recognized as a contract asset. The contract asset balance was $3.0 million and $3.2 million as of March 31, 2026 and December 31, 2025, respectively, and is included within Prepaid expenses and other in the Condensed Consolidated Balance Sheets.

As of March 31, 2026 and December 31, 2025, the Company recorded deferred commissions of $2.2 million and $2.3 million, net of amortization, respectively, within Other assets in the Condensed Consolidated Balance Sheets. The amortization of deferred commissions is recorded within Selling, general and administrative in the Condensed Consolidated Statements of Operations.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

4. Earnings Per Share

During the three months ended March 31, 2026 and 2025, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested share-based awards, outstanding stock options, outstanding employee stock purchase plan (“ESPP”) purchase rights and the Company’s convertible senior notes would have been anti-dilutive.

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

	Three Months Ended March 31,
($ in thousands, except per share data)	2026	2025
Net income (loss) attributable to the Company	$(9,940)	$(7,947)

Weighted average shares of Class A common stock outstanding - basic and diluted	82,517,843	89,005,725

Loss per share of Class A common stock outstanding - basic and diluted	$(0.12)	$(0.09)

For the three months ended March 31, 2026 and 2025, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Post-Merger Repay Units exchangeable for Class A common stock	5,285,883	5,289,543
Unvested share-based awards of Class A common stock (1)	10,514,796	8,139,014
Outstanding stock options for Class A common stock	802,723	1,089,930
Outstanding ESPP purchase rights for Class A common stock	103,527	53,884
Senior notes convertible into Class A common stock	—	6,547,619
Share equivalents excluded from loss per share	16,706,929	21,119,990

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

	March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$43,770	$—	$—	$43,770
Restricted cash	43,039	—	—	43,039
Other assets	—	2,500	—	2,500
Total assets	$86,809	$2,500	$—	$89,309
Liabilities:
Borrowings	$—	$346,603	$—	$346,603
Tax receivable agreement	—	—	191,803	191,803
Total liabilities	$—	$346,603	$191,803	$538,406

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$115,692	$—	$—	$115,692
Restricted cash	39,960	—	—	39,960
Other assets	—	2,500	—	2,500
Total assets	$155,652	$2,500	$—	$158,152
Liabilities:
Borrowings	$—	$387,048	$—	$387,048
Tax receivable agreement	—	—	200,941	200,941
Total liabilities	$—	$387,048	$200,941	$587,989

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

The following table provides the carrying value and estimated fair value of borrowings. See Note 8. Borrowings for further discussion on borrowings.

	March 31, 2026
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
2029 Notes	$287,500	$(5,552)	$281,948	$237,959
Revolving credit facility	110,000	(1,356)	108,644	108,644
Total borrowings	$397,500	$(6,908)	$390,592	$346,603

	December 31, 2025
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
2026 Notes	$146,508	$(31)	$146,477	$145,189
2029 Notes	287,500	(5,956)	281,544	241,859
Revolving credit facility	—	(1,479)	(1,479)	—
Total borrowings	$434,008	$(7,466)	$426,542	$387,048

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

The Company used a discount rate, also referred to as the Early Termination Rate, as defined in the TRA, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 5.4% was applied to the forecasted TRA payments at March 31, 2026, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. During the three months ended March 31, 2026, the TRA balance was adjusted by $9.1 million through a payment, accretion expense and a valuation adjustment, related to a change in the discount rate, which was 5.59% as of December 31, 2025.

The following table provides a rollforward of the TRA related to the acquisition and exchanges of Post-Merger Repay Units. See Note 12. Taxation for further discussion on the TRA.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Balance at beginning of period	$200,941	$203,645
Purchases	—	111
Payments	(13,702)	(16,337)
Accretion expense	2,691	3,003
Valuation adjustment	1,873	19
Balance at end of period	$191,803	$190,441

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

6. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of March 31, 2026 and December 31, 2025, the indefinite-lived intangible assets consist of one trade name, arising from the acquisition of Hawk Parent.

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$545,011	$308,354	$236,657	4.32
Channel relationships	30,085	11,661	18,424	6.12
Software costs	131,787	68,524	63,263	1.44
Trade name	20,000	—	20,000	—
Balance as of March 31, 2026	$726,883	$388,539	$338,344	3.86

Client relationships	$523,000	$295,175	$227,825	4.33
Channel relationships	30,085	10,909	19,176	6.37
Software costs	131,926	69,083	62,843	1.43
Trade name	20,000	—	20,000	—
Balance as of December 31, 2025	$705,011	$375,167	$329,844	3.86

The Company’s amortization expense for intangible assets was $25.3 million and $24.8 million for the three months ended March 31, 2026 and 2025 respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future Amortization Expense
Remainder of 2026	$70,446
2027	80,073
2028	65,197
2029	42,052
2030	26,094
Thereafter	34,482

7. Goodwill

There were no changes in the carrying amount of goodwill for either the Consumer Payments or Business Payments segment during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, accumulated impairment losses were $241.7 million for the Consumer Payments segment and $76.3 million for the Business Payments segment.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

(defined below) (subject to certain exceptions for adequate liquidity). The maturity date may be extended, subject to certain terms and conditions.

On January 26, 2026, the Company borrowed $110.0 million under the revolving credit facility pursuant to the Second Amended Credit Agreement. Outstanding borrowing under the revolving credit facility will accrue interest at an adjusted SOFR rate plus a margin as provided in the Second Amended Credit Agreement.

As of March 31, 2026, the Company had $110.0 million drawn against the revolving credit facility. The Company’s interest expense on the revolving credit facility was $1.1 million and $0 for the three months ended March 31, 2026 and 2025, respectively. The Company paid $0.1 million and $0.2 million in fees related to unused commitments for the three months ended March 31, 2026 and 2025, respectively.

Convertible Senior Notes

On January 19, 2021, the Company issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement. The initial conversion rate of any 2026 Notes was 29.7619 shares of Class A common stock per $1,000 principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $33.60 per share of Class A common stock). Upon conversion of the 2026 Notes, the Company had the option to choose to pay or deliver cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock. The 2026 Notes matured on February 1, 2026. Subject to Nasdaq requirements, the Company controlled the conversion rights prior to November 3, 2025, unless a fundamental change or an event of default occurred. On July 8, 2024, the Company repurchased $220.0 million in aggregate principal amount of the 2026 Notes at a discount based on the quoted prices from over-the-counter markets, with a cash payment of $205.2 million. The repurchase of the 2026 Notes resulted in a gain of $13.1 million, net of a write-off of debt issuance costs relating to the repurchased principal during the year ended December 31, 2024, and was recorded within Gain on extinguishment of debt in the Company’s Consolidated Statements of Operations. On August 22, 2025, the Company repurchased $73.5 million in aggregate principal amount of the 2026 Notes at a discount, for a total cash consideration of $72.0 million. The transaction resulted in a gain on extinguishment of debt of $1.4 million, net of a write-off of unamortized debt issuance costs associated with the repurchased principal. This gain was recognized within Gain on extinguishment of debt in the Company’s Condensed Consolidated Statements of Operations during the year ended December 31, 2025. On or about February 2, 2026, the Company repaid $146.5 million of the remaining aggregate principal amount of the 2026 Notes using the $110.0 million borrowing under the revolving credit facility and approximately $36.5 million of cash on hand. The 2026 Notes were satisfied and discharged in full at that time.

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

During the three months ended March 31, 2026, the conversion contingencies of the convertible senior notes were not met, and the conversion terms of the 2029 Notes were not significantly changed. The Company’s interest expense on the convertible senior notes was $2.1 million for both the three months ended March 31, 2026 and 2025.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the total borrowings under the credit agreements and convertible senior notes:

($ in thousands)	March 31, 2026	December 31, 2025
Non-current indebtedness:
Revolving Credit Facility (1)	$110,000	$—
Convertible senior notes:
2026 Notes	—	146,508
2029 Notes	287,500	287,500
Total borrowings (2)	397,500	434,008
Less: Current maturities of long-term debt	—	146,477
Less: Debt issuance cost (3)	6,908	7,466
Total non-current borrowings	$390,592	$280,065

(1)
The revolving credit facility bears interest at variable rates, which were 5.43% as of March 31, 2026.
(2)
The effective interest rate was 0.93% and 0.57% for the three months ended March 31, 2026 and 2025, respectively.
(3)
The Company incurred $0.6 million and $0.8 million of interest expense for the amortization of deferred debt issuance costs for the three months ended March 31, 2026 and 2025, respectively.

The following is a summary of principal maturities of long‑term debt for each of the next five years ending December 31 and in the aggregate:

($ in thousands)
2026	$—
2027	—
2028	—
2029	287,500
2030	—
$287,500

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

During both the three months ended March 31, 2026 and 2025, the Company recognized sublease income of $0.1 million. Sublease income is recorded within Other (loss) income in the Company’s Condensed Consolidated Statements of Operations.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The components of lease cost are presented in the following table:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Components of total lease costs:
Operating lease cost	$558	$604
Short-term lease cost	6	6
Total lease cost	$564	$610

Amounts reported in the Condensed Consolidated Balance Sheets were as follows:

($ in thousands)	March 31, 2026	December 31, 2025
Operating leases:
ROU assets	$8,239	$8,866
Lease liability, current	1,455	1,548
Lease liability, long-term	8,226	8,790
Total lease liabilities	$9,681	$10,338

Weighted-average remaining lease term (in years)	4.7	4.8
Weighted-average discount rate (annualized)	6.6%	6.4%

Other information related to leases are as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$572	$610
ROU assets obtained in exchange for lease liabilities:
Operating leases	—	—

The following table presents a maturity analysis of the Company’s operating leases liabilities as of March 31, 2026:

($ in thousands)
2026	$1,537
2027	1,935
2028	1,774
2029	1,667
2030	1,699
Thereafter	3,340
Total undiscounted lease payments	11,952
Less: Imputed interest	2,271
Total lease liabilities	$9,681

10. Related Party Transactions

The Company held TRA payables for related parties of $8.0 million and $22.3 million as of March 31, 2026 and December 31, 2025, respectively. These amounts were owed to holders of the Post-Merger Repay Units.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

11. Share Based Compensation

Omnibus Incentive Plan

At the 2019 Annual Shareholders Meeting of Thunder Bridge, the shareholders considered and approved the 2019 Omnibus Incentive Plan (the “Incentive Plan”) which resulted in the reservation of 7,326,728 shares of Class A common stock for issuance thereunder. The Incentive Plan initially became effective immediately upon the closing of the Business Combination. In June 2022, the Incentive Plan was amended and restated to reserve an additional 6,500,000 shares of Class A common stock for issuance thereunder. In May 2024, the Incentive Plan was again amended and restated to reserve an additional 8,400,000 shares of Class A common stock for issuance thereunder, so that the total reserved shares for issuance under the Incentive Plan is 22,226,728 shares.

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

	Three Months Ended March 31,
($ in millions)	2026	2025
Share-based compensation expense	$5.0	$5.3
Income tax benefit	1.1	2.2

Activity for RSAs for the three months ended March 31, 2026 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	4,248,644	$7.05
Granted	4,225,637	2.84
Forfeited (1)	670,993	7.20
Vested	1,036,020	7.53
Unvested at March 31, 2026	6,767,268	$4.33

(1)
The forfeited shares include shares forfeited as a result of employee terminations and shares withheld to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards under the Incentive Plan during the three months ended March 31, 2026; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Activity for RSUs for the three months ended March 31, 2026 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	186,000	$5.00
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2026	186,000	$5.00

Activity for PSUs for the three months ended March 31, 2026 was as follows:

	Class A Common Stock (1)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	1,618,660	$9.85
Granted	1,833,887	3.39
Forfeited	9,262	7.78
Vested	—	—
Unvested at March 31, 2026	3,443,285	$6.42

(1)
Represent shares to be paid out at 100% target level.

For PSUs, RSAs, and RSUs vested during the three months ended March 31, 2026, the total fair value, based upon the Company’s Class A common stock price at the date vested, was $4.6 million. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $32.6 million at March 31, 2026, which is expected to be recognized as expense over the weighted-average period of 2.1 years.

Stock Options

Activity for PSOs for the three months ended March 31, 2026 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	802,723	6.13	4.2	$(1,990,753)
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2026	802,723	$6.13	4.0	$(2,833,612)

Options vested and exercisable at March 31, 2026	206,123	$6.13	4.0	$(727,614)

The Company recognized compensation expense for PSOs of $0.1 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively.

Inducement Award

On September 8, 2025, the Company granted an inducement award of 118,243 shares of restricted stock outside the Incentive Plan to Robert S. Houser, the Company’s recently appointed CFO, with the grant date fair value of $5.92, which is based on the quoted market value of the Company’s Class A common stock on the grant date. This award vests

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Company’s effective tax rate was (25.3%) for the three months ended March 31, 2026. The Company recorded an income tax expense of $2.0 million for the three months ended March 31, 2026. The effective tax rate for the three months ended March 31, 2026 includes a stock-based compensation adjustments net tax shortfall of $3.7 million related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which they occur. The effective tax rate of the Company differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, the relative weighting of the noncontrolling interest, lower income from operations over the current relevant period, as well as the aforementioned items required to be reported discretely in the interim period. The Company’s effective tax rate was 5.2% for the three months ended March 31, 2025. The Company recorded an income tax benefit of $0.5 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2025 includes a stock-based compensation adjustments net tax shortfall of $1.8 million related to restricted stock awards vesting.

The Company recognized adjustments of $2.0 million for the three months ended March 31, 2026, of deferred tax assets related to the income tax expense, derived from the net operating loss generated over the same period. The Company recognized adjustments of $0.5 million for the three months ended March 31, 2025, of deferred tax assets related to the income benefit, derived from the net operating loss generated over the same period.

Deferred tax assets, net of $171.0 million as of March 31, 2026, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent exchanges of Post-Merger Repay Units by the Company. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $36.1 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date. Furthermore, as part of the 2029 Notes issuance on July 8, 2024, the Company incurred $39.2 million of costs for privately negotiated capped call transactions with certain financial institutions to cover the number of shares of Class A common stock underlying the 2029 Notes. The capped call had an initial strike price of $13.02 per share and a cap price of $20.42 per share, which is subject to certain adjustments. For tax purposes, this is considered a tax-efficient capped call (i.e., the capped call is integrated with the 2029 Notes in accordance with Section 1.1275-6 of the Code). As such, the total $39.2 million incurred to acquire the capped call is treated as original issue discount (“OID”) on synthetic debt and eligible for a deduction as interest expense over the life of the instrument, subject to certain limitations under 163(j). As a result of the capped call being booked as equity for GAAP purposes instead of OID on synthetic debt, the Company was required to set up a tax effected deferred tax asset of $9.9 million for the equivalent amount of the capped call. This temporary difference created as a result of the OID Interest Expense deduction is expected to be realized over the term of the instrument.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company did not recognize any adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) recorded as a result of the ceiling rule limitation arising under Code Sec. 704(c) for the three months ended March 31, 2026, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions. As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized.

No uncertain tax positions existed as of March 31, 2026.

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

As of March 31, 2026, the Company had a liability of $191.8 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Condensed Consolidated Balance Sheet. The decrease of $9.1 million in the TRA liability for the three months ended March 31, 2026 was primarily a result of the payment of $13.7 million on the current balance of the TRA, partially offset by accretion and a decrease in the Early Termination Rate, as reported at December 31, 2025, over the same period.

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

Consumer Payments

The Consumer Payments segment provides payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to collect payments and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”) offering. RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other Independent Sales Organizations (“ISOs”) and payment facilitators. The strategic vertical markets served by the Consumer Payments segment primarily include personal loans, automotive loans, receivables management, credit unions, mortgage servicing, consumer healthcare

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

and diversified retail. The Consumer Payments segment represented approximately 84% and 86% of the Company’s total revenue after any intersegment eliminations for the three months ended March 31, 2026 and 2025, respectively.

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality. The Business Payments segment represented approximately 16% and 14% of the Company’s total revenue after any intersegment eliminations for both the three months ended March 31, 2026 and 2025, respectively.

The following table presents revenue, cost of services and gross profit for each reportable segment.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Revenue
Consumer Payments	$75,068	$71,942
Business Payments	12,991	10,988
Elimination of intersegment revenues (1)	(7,265)	(5,605)
Total revenue	$80,794	$77,325
Cost of services (exclusive of depreciation and amortization)
Consumer Payments	$14,786	$15,233
Business Payments	4,521	3,431
Total cost of services (exclusive of depreciation and amortization)	$19,307	$18,664
Gross profit (2)
Consumer Payments	$60,282	$56,709
Business Payments	8,470	7,557
Elimination of intersegment revenues	(7,265)	(5,605)
Total gross profit	$61,487	$58,661

Total other operating expenses (3)	$61,494	$62,281
Total other income (expense)	(7,994)	(5,000)
Loss before income tax (expense) benefit	(8,001)	(8,620)
Income tax (expense) benefit	(2,033)	452
Net loss	$(10,034)	$(8,168)
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

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of March 31, 2026. The CODM reporting package does not include interest income (expense), net, depreciation and amortization, income tax benefit (expense) and discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.

14. Subsequent Events

Management has evaluated subsequent events and their potential effects on these unaudited condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

On April 13, 2026, the Board of Directors the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Class A common stock, and adopted a stockholder rights plan, as set forth in the Stockholder Rights Agreement, dated as of April 13, 2026 (the “Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. The dividend was paid on April 24, 2026 to Company stockholders of record as of the close of business on April 24, 2026.

In general terms, the Rights Agreement imposes significant dilution upon any person or group (other than the Company, certain related persons and other exceptions as set forth in the Rights Agreement) that is or becomes the beneficial owner of 12.5% (the “Triggering Percentage”) or more of the Company’s outstanding Class A common stock without the prior approval of the Board. A person or group that becomes the beneficial owner of the Triggering Percentage or more is called an “Acquiring Person.” Any Rights held by an Acquiring Person will be null and void and may not be exercised. Stockholders that beneficially owned the Triggering Percentage or more of the Company’s outstanding Class A common stock on the date the plan was adopted are not considered Acquiring Persons; however, such stockholders generally may not acquire, or obtain the right to acquire, beneficial ownership of one or more additional shares of the Company’s outstanding Class A common stock. The term “beneficial ownership” is defined in the Rights Agreement and includes, among other things, certain securities that may be exercised or converted into shares of Class A common stock and certain derivative arrangements.

This description of the Rights Agreement does not purport to be complete and should be read together with the entire Rights Agreement, which was included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2026, and incorporated by reference hereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this section, "Repay", the “Company", "we", or "our" refer to Repay Holdings Corporation and its subsidiaries, unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

Forward-Looking Statements

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q for a discussion of certain uncertainties, risks and assumptions associated with forward-looking statements.

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

Macroeconomic Conditions

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), evolving U.S. trade policies, supply chain issues and slower growth. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time. Finally, the impact of all of these various events on our results in the first three months of 2026 may not be necessarily indicative of their impact on our results for the remainder of 2026.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. During the three months ended March 31, 2026 and 2025, our chargeback rate was less than 1% of our card payment volume.

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

Interest expense. Interest expense consists of interest paid in respect of our indebtedness under the convertible senior notes and revolving credit facility, as well as amortization of deferred debt issuance costs.

Change in fair value of tax receivable liability. This amount represents the change in fair value of the tax receivable agreement liability. The TRA liability is carried at fair value; so, any change to the valuation of this liability is recognized through this line in other expense. The change in fair value can result from the redemption or exchange of Post-Merger Repay Units for Class A common stock of Repay Holdings Corporation, through accretion of the discounted fair value of the expected future cash payments, changes to income tax rates, or changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Results of Operations (Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2026	2025
Revenue	$80,794	$77,325
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	19,307	18,664
Selling, general and administrative	35,954	36,987
Depreciation and amortization	25,540	25,294
Total operating expenses	80,801	80,945
Loss from operations	(7)	(3,620)
Other income (expense)
Interest income	415	1,356
Interest expense	(3,844)	(3,107)
Change in fair value of tax receivable liability	(4,563)	(3,022)
Other income (loss), net	(2)	(227)
Total other income (expense)	(7,994)	(5,000)
Loss before income tax (expense) benefit	(8,001)	(8,620)
Income tax (expense) benefit	(2,033)	452
Net loss	$(10,034)	$(8,168)
Less: Net loss attributable to non-controlling interest	(94)	(221)
Net loss attributable to the Company	$(9,940)	$(7,947)

Weighted-average shares of Class A common stock outstanding - basic and diluted	82,517,843	89,005,725

Loss per Class A share attributable to the Company - basic and diluted	$(0.12)	$(0.09)

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenue

Total revenue was $80.8 million for the three months ended March 31, 2026, and $77.3 million for the three months ended March 31, 2025, an increase of $3.5 million or 4.5%. This increase was the result of newly signed clients and the growth of our existing clients.

Cost of Services

Costs of services were $19.3 million for the three months ended March 31, 2026, and $18.7 million for the three months ended March 31, 2025, an increase of $0.6 million or 3.2%. This increase was the result of newly signed clients and the growth of our existing clients.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $36.0 million for the three months ended March 31, 2026, and $37.0 million for the three months ended March 31, 2025, a decrease of $1.0 million or 2.7%, primarily due to a 2.1 million decrease in transaction expenses and a $0.3 million decrease in equity compensation expenses, partially offset by a $1.3 million increase in legal expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $25.5 million for the three months ended March 31, 2026, and $25.3 million for the three months ended March 31, 2025, an increase of $0.2 million or 0.8%, primarily driven by an increase in software amortization.

Interest Income

Interest income was $0.4 million for the three months ended March 31, 2026, and $1.4 million for the three months ended March 31, 2025, due to lower average interest rates earned on our cash and cash equivalents.

Interest Expense

Interest expense was $3.8 million for the three months ended March 31, 2026, and $3.1 million for the three months ended March 31, 2025, due to a higher outstanding principal balance under the convertible senior notes and revolving credit facility.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $4.6 million for the three months ended March 31, 2026, compared to a $3.0 million loss for the three months ended March 31, 2025, an increase of $1.6 million. This increase was due to a higher fair value adjustments related to the tax receivable liability, primarily as a result of accretion, adjustment to the net present value as a result of payments made, and changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Income Tax Expense and Benefit

Income tax expense was $2.0 million for the three months ended March 31, 2026. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation expense net tax shortfall, which is required to be recorded discretely in the interim period in which they occur. The income tax benefit was $0.5 million for the three months ended March 31, 2025, which was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, offset by stock-based compensation expense net tax shortfall.

Segments

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments.

The following table presents our segment revenue and selected performance measures.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Revenue
Consumer Payments	$75,068	$71,942
Business Payments	12,991	10,988
Elimination of intersegment revenues (1)	(7,265)	(5,605)
Total revenue	$80,794	$77,325
Gross profit (2)
Consumer Payments	$60,282	$56,709
Business Payments	8,470	7,557
Elimination of intersegment revenues (1)	(7,265)	(5,605)
Total gross profit	$61,487	$58,661

Total gross profit margin (3)	76%	76%

(1)
Represents revenue eliminations between business units within the Consumer Payments segment and Business Payments segment, as well as eliminations of intersegment revenues for consolidation purpose.
(2)
Gross profit represents revenue less cost of services (exclusive of depreciation and amortization).
(3)
Gross profit margin represents total gross profit / total revenue.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Consumer Payments

Revenue for the Consumer Payments segment was $75.1 million for the three months ended March 31, 2026 and $71.9 million for the three months ended March 31, 2025, representing a $3.1 million or 4.3% year-over-year increase. This increase was the result of newly signed clients and the growth of our existing clients.

Gross profit for the Consumer Payments segment was $60.3 million for the three months ended March 31, 2026 and $56.7 million for the three months ended March 31, 2025, representing a $3.6 million or 6.3% year-over-year increase. This increase was the result of newly signed clients and the growth of our existing clients.

Business Payments

Revenue for the Business Payments segment was $13.0 million for the three months ended March 31, 2026 and $11.0 million for the three months ended March 31, 2025, representing a $2.0 million or 18.2% year-over-year increase. This increase was the result of the growth from newly signed clients and existing clients, as well as political media spending in the first quarter of 2026.

Gross profit for the Business Payments segment was $8.5 million for the three months ended March 31, 2026 and $7.6 million for the three months ended March 31, 2025, representing a $0.9 million or 11.9% year-over-year increase. This increase was the result of the growth from newly signed clients and existing clients, as well as political media spending in the first quarter of 2026.

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

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three months ended March 31, 2026 and 2025 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three months ended March 31, 2026 and 2025.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2026	2025
Revenue	$80,794	$77,325
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$19,307	$18,664
Selling, general and administrative	35,954	36,987
Depreciation and amortization	25,540	25,294
Total operating expenses	$80,801	$80,945
Loss from operations	$(7)	$(3,620)
Other income (expense)
Interest income	415	1,356
Interest expense	(3,844)	(3,107)
Change in fair value of tax receivable liability	(4,563)	(3,022)
Other income (loss), net	(2)	(227)
Total other income (expense)	(7,994)	(5,000)
Loss before income tax (expense) benefit	(8,001)	(8,620)
Income tax (expense) benefit	(2,033)	452
Net loss	$(10,034)	$(8,168)

Add:
Interest income	(415)	(1,356)
Interest expense	3,844	3,107
Depreciation and amortization (a)	25,540	25,294
Income tax expense (benefit)	2,033	(452)
EBITDA	$20,968	$18,425

Non-cash change in fair value of assets and liabilities (b)	4,563	3,022
Share-based compensation expense (c)	5,020	6,045
Transaction expenses (d)	258	782
Restructuring and other strategic initiative costs (e)	1,867	3,511
Other non-recurring charges (f)	1,686	1,390
Adjusted EBITDA	$34,362	$33,175

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2026	2025
Revenue	$80,794	$77,325
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$19,307	$18,664
Selling, general and administrative	35,954	36,987
Depreciation and amortization	25,540	25,294
Total operating expenses	$80,801	$80,945
Loss from operations	$(7)	$(3,620)
Other expenses
Interest income	415	1,356
Interest expense	(3,844)	(3,107)
Change in fair value of tax receivable liability	(4,563)	(3,022)
Other income (loss), net	(2)	(227)
Total other income (expense)	(7,994)	(5,000)
Loss before income tax (expense) benefit	(8,001)	(8,620)
Income tax (expense) benefit	(2,033)	452
Net loss	$(10,034)	$(8,168)

Add:
Amortization of acquisition-related intangibles (g)	19,809	19,329
Non-cash change in fair value of assets and liabilities (b)	4,563	3,022
Share-based compensation expense (c)	5,020	6,045
Transaction expenses (d)	258	782
Restructuring and other strategic initiative costs (e)	1,867	3,511
Other non-recurring charges (f)	1,686	1,390
Non-cash interest expense (h)	559	845
Pro forma taxes at effective rate (i)	(4,326)	(6,442)
Adjusted Net Income	$19,402	$20,314

Shares of Class A common stock outstanding (on an as-converted basis) (j)	87,803,726	94,358,268
Adjusted Net Income per share	$0.22	$0.22

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

	Three Months Ended March 31,
($ in thousands)	2026	2025
Acquisition-related intangibles	$19,809	$19,329
Software	5,520	5,482
Amortization	$25,329	$24,811
Depreciation	211	483
Total Depreciation and amortization (1)	$25,540	$25,294
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
(j)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three months ended March 31, 2026 and 2025. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three Months Ended March 31,
	2026	2025
Weighted average shares of Class A common stock outstanding - basic	82,517,843	89,005,725
Add: Non-controlling interests
Weighted average Post-Merger Repay Units exchangeable for Class A common stock	5,285,883	5,352,543
Shares of Class A common stock outstanding (on an as-converted basis)	87,803,726	94,358,268

Adjusted EBITDA for the three months ended March 31, 2026 and 2025 was $34.4 million and $33.2 million, respectively, representing a 3.6% year-over-year increase. Adjusted Net Income for the three months ended March 31, 2026 and 2025 was $19.4 million and $20.3 million, respectively, representing a 4.5% year-over-year decrease. Net loss attributable to the Company for the three months ended March 31, 2026 and 2025 was $9.9 million and $7.9 million, respectively, representing a 25.2% increase.

The increase in Adjusted EBITDA for the three months ended March 31, 2026 were primarily due to the organic growth of our business from newly signed clients, the growth of existing clients and cost savings initiatives. The decreases in Adjusted Net Income and net loss attributable to the Company for the three months ended March 31, 2026 were primarily due to the change in fair value of tax receivable liability, increased interest expense, and lower interest income.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of March 31, 2026, we had $43.8 million of cash and cash equivalents and available borrowing capacity of $140.0 million under the Second Amended Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $43.0 million as of March 31, 2026.

Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, including the anticipated cash consideration for the proposed acquisition of KUBRA, make principal and interest payments on, refinance or repurchase our outstanding indebtedness, repurchase stock under our Share Repurchase Program, and pay tax distributions to members of Hawk Parent. The KUBRA transaction represents a significant near-term use of cash; however, we have obtained committed financing pursuant to executed commitment letters, which is expected to fund the cash consideration at closing, subject to customary conditions. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity will be sufficient to fund our operations, planned capital expenditures, acquisitions, commitment letters and to service our debt obligations for the next twelve months and the following five years.

We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including Hawk Parent, which distributions may be restricted by law or contractual agreements, including agreements governing their indebtedness. For a discussion of those considerations and restrictions, refer to Part I, Item 1A “Risk Factors - Risks Related to Our Class A Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2025.

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). On May 8, 2025, our board of directors approved the increase of its authorized Share Repurchase Program to up to $75 million. The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. As of March 31, 2026, we have $23.0 million remaining capacity under the Share Repurchase Program.

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net cash provided by operating activities	$16,823	$2,503
Net cash used in investing activities	(33,951)	(10,537)
Net cash used in financing activities	(51,715)	(19,484)

Cash Flow from Operating Activities

Net cash provided by operating activities was $16.8 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively, which reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $34.0 million for the three months ended March 31, 2026, due to a purchase of intangible assets and the capitalization of software development activities.

Net cash used in investing activities was $10.5 million for the three months ended March 31, 2025, due to the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash used in financing activities was $51.7 million for the three months ended March 31, 2026, due to the repayments of the 2026 Notes, a payment under the TRA and the payments for tax withholding related to shares vesting under the Incentive Plan, partially offset by the withdrawal from the revolving credit facility.

Net cash used in financing activities was $19.5 million for the three months ended March 31, 2025, due to the due to a payment under the TRA and the payments for tax withholding related to shares vesting under the Incentive Plan.

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

As of March 31, 2026, the Second Amended Credit Agreement provided for a revolving credit facility of $250.0 million. As of March 31, 2026, we had $110.0 million drawn against the revolving credit facility. We paid $0.1 million and $0.2 million in fees related to unused commitments for the three months ended March 31, 2026 and 2025, respectively.

Convertible Senior Notes

On January 19, 2021, we issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). $40.0 million in aggregate principal amount of such 2026 Notes were sold in the 2026 Notes offering in connection with the full exercise of the initial purchasers’ option to purchase such additional 2026 Notes pursuant to the purchase agreement. Upon conversion, we had the option to choose to pay or deliver cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. The 2026 Notes matured on February 1, 2026. On July 8, 2024, we used approximately $200.0 million of proceeds from the offering of 2029 Notes and approximately $5.1 million of cash on hand to repurchase $220.0 million in aggregate principal amount of the 2026 Notes. On August 22, 2025, we repurchased $73.5 million in aggregate principal amount of the 2026 Notes. On or about February 2, 2026, we repaid $146.5 million of the remaining aggregate principal amount of the 2026 Notes using $110.0 million borrowing under the revolving credit facility and approximately $36.5 million of cash on hand. The 2026 Notes were satisfied and discharged in full at such time.

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

As of March 31, 2026, we had borrowings outstanding of $390.6 million, net of deferred issuance costs, under the 2029 Notes and the revolving credit facility. We were in compliance with the related restrictive covenants. Additionally, we currently expect that we will remain in compliance with the restrictive covenants under the 2029 Notes and the Second Amended Credit Agreement, prospectively.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

There have been no significant changes to our critical accounting policies and critical accounting estimates for the three months ended March 31, 2026. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, for a complete discussion of critical accounting policies and critical accounting estimates.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our revolving credit facility under the Second Amended Credit Agreement has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and SOFR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of March 31, 2026, we had convertible senior notes and revolving credit facility indebtedness of $390.6 million, net of deferred issuance costs outstanding. As of December 31, 2025, we had convertible senior notes of $426.5 million, net of deferred issuance costs, outstanding. The borrowings under the Second Amended Credit Agreement accrue interest at either base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 0.75% to 1.75% or at an adjusted SOFR rate plus a margin of 1.75% to 2.75% under the Second Amended Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Second Amended Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below:

Delaware law, our governing documents and our stockholder rights plan contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

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

In addition, in certain circumstances, the stockholder rights plan adopted by our board of directors in April 2026 would impose significant dilution upon any person or group that is or becomes the beneficial owner of 12.5% or more of our outstanding Class A common stock and thereby make it more difficult for such person or group to acquire the Company.

The Company’s business has been and could be negatively affected because of actions of activist stockholders. Stockholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.

We have been, and may continue to be, subject to actions from activist stockholders and others that may not align with the Company’s business strategies or may not be in the best interests of all stockholders. Responding to actions by activist stockholders has been, and may continue to be, costly and time-consuming and divert management’s and our board of directors’ attention and resources from our business. Such stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or suppliers and make it more difficult to attract and retain qualified personnel. We may continue to be required to incur significant fees and other expenses related to activist stockholder matters, including costs for third party advisors. We may be subjected to a proxy contest or to litigation by activist investors. Our stock price has been and could be subject to significant fluctuation or otherwise be affected by the events, risks and uncertainties of any stockholder activism. Actions of activist stockholders may cause fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Our pending acquisition of KUBRA involves a number of risks, the occurrence of which could adversely affect our business, financial condition, and operating results.

In March 2026, we entered into a stock purchase agreement to acquire KUBRA. The acquisition involves certain risks, the occurrence of which could adversely affect our business, financial condition, and operating results, including:

•
delays in completing the acquisition within the expected time period and the risk that the acquisition may not be completed at all;
•
the occurrence of any fact, event, change, development or circumstance that could give rise to the termination of the KUBRA purchase agreement;
•
the failure to satisfy any of the conditions to the consummation of the acquisition, including the receipt of certain governmental or regulatory approvals;
•
the risk that the financing necessary to consummate the acquisition may not be obtained, may be delayed, or may be available only on less favorable terms than anticipated;
•
the incurrence of indebtedness in connection with the acquisition, which will increase our leverage and debt service obligations and may reduce our financial flexibility;
•
diversion of management's attention to complete the acquisition and integrate KUBRA’s operations thereafter;
•
difficulties in integrating KUBRA’s business and operations, including the risk that the combined company does not operate as effectively or efficiently as expected;
•
potential litigation or regulatory proceedings relating to the acquisition, including any resulting costs, delays or diversion of management’s attention;
•
significant transactions costs and expenses associated with the acquisition, whether or not it is completed;

•
potential loss of key KUBRA employees, partners or customers, or other adverse effects on existing business relationships with partners or customers, including as a result of uncertainty relating to the acquisition.

Our acquisitions, including the pending KUBRA acquisition, subject us to a variety of risks relating to the integration and operation of those acquisitions or otherwise that could harm our business and the anticipated benefits from our acquisitions may not be realized on the expected timeline or at all.

We may experience various challenges associated with the integration and operation of our acquired businesses, including the pending KUBRA acquisition, such as:

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
•
we may be unable to achieve our intended objectives for the transaction, including growth prospects, synergies and other financial results; and
•
we may not be able to retain the key personnel, clients and suppliers of the acquired business.

These challenges and costs and expenses may adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes such purchases of Class A common stock made by us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) for the three months ended March 31, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (2)
January 1- 31, 2026	39,148	$3.40	—	$—
February 1 - 28, 2026	156,712	3.12	—	—
March 1 - 31, 2026	306,497	2.86	—	—
Total	502,357	$2.98	—	$22,967,359

(1)
Includes 502,357 shares that we withheld pursuant to the Incentive Plan in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan, which we withheld at fair market value on the applicable vesting date or purchase date.
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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1#

Stock Purchase Agreement, dated March 30, 2026, by and between Repay Holdings Corporation, Hearst KUBRA Holdings, Inc., KUBRA Holdings, Inc., and KUBRA Data Transfer Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 31, 2026).

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

4.1

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

101*

The following financial statements from the Company’s Form 10‑Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes In Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#

Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the relevant agreement. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: May 4, 2026	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2026	By:	/s/ Robert S. Houser
Robert S. Houser
Chief Financial Officer
(Principal Financial Officer)