Form 10-Q
period 2026-06-30
Repay Holdings Corp
filed 2026-08-10
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, there are 89,860,647 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 6,962,139 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V common stock, par value of $0.0001 per share, outstanding. As of August 5, 2026, the holders of such outstanding shares of Class V common stock also hold 5,285,883 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended June 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, anticipated benefits from our recent acquisitions, expected demand on our product offerings, including further implementation of electronic payment options and statements regarding our market and growth opportunities, and our business strategy and the plans and objectives of management for future operations. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to: the inability to integrate and/or realize the benefits of the KUBRA (as defined below) transaction, including expected synergies; that the KUBRA Acquisition (as defined below) could disrupt the Company’s relationships with customers, employees or other business partners; the impact, cost and effect of actions by activist stockholders; the risk that our stockholder rights plan may delay, discourage or prevent a change of control or acquisition of the Company, even if such action may be considered beneficial by some stockholders; exposure to economic conditions and political risk affecting the consumer loan market, the receivables management industry, the utilities industry and consumer and commercial spending, including bank failures or other adverse events affecting financial institutions, inflationary pressures, evolving U.S. trade policies or general economic slowdown; changes in the payment processing market in which we compete, including with respect to its competitive landscape, technology evolution or regulatory changes; changes in the vertical markets that we target, including the regulatory environment applicable to our clients; the ability to retain, develop and hire key personnel; risks relating to our relationships within the payment ecosystem; risk that we may not be able to execute our growth strategies, including identifying and executing acquisitions; risks relating to data security; changes in accounting policies applicable to us; the risk that we may not be able to maintain effective internal controls; and those risks described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

($ in thousands)	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$83,660	$115,692
Current restricted cash	35,672	29,327
Accounts receivable, net	63,906	33,172
Inventories	2,309	—
Prepaid expenses and other	27,429	18,641
Total current assets	212,976	196,832

Property and equipment, net	3,762	1,243
Noncurrent restricted cash	8,120	10,633
Intangible assets, net	560,241	329,844
Goodwill	652,085	474,512
Operating lease right-of-use (“ROU”) assets, net	17,011	8,866
Finance lease ROU assets, net	1,468	—
Deferred tax assets	147,051	173,028
Other assets	5,156	4,791
Total noncurrent assets	1,394,894	1,002,917
Total assets	$1,607,870	$1,199,749

Liabilities
Accounts payable	$44,095	$25,177
Accrued expenses	80,935	52,959
Current maturities of long-term debt, net	5,000	146,477
Current operating lease liabilities	5,116	1,548
Current finance lease liabilities	446	—
Current tax receivable agreement ($0 and $1,555 held for related parties as of June 30, 2026 and December 31, 2025, respectively)	—	13,702
Other current liabilities	11,308	785
Total current liabilities	146,900	240,648

Long-term debt, net	748,141	280,065
Noncurrent operating lease liabilities	13,108	8,790
Noncurrent finance lease liabilities	1,034	—
Deferred tax liabilities	33,928	—
Tax receivable agreement, net of current portion ($8,129 and $20,748 held for related parties as of June 30, 2026 and December 31, 2025, respectively)	194,349	187,239
Other liabilities	1,147	1,225
Total noncurrent liabilities	991,707	477,319
Total liabilities	$1,138,607	$717,967

Commitments and contingencies (Note 10)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized; 96,268,848 issued and 82,892,959 outstanding as of June 30, 2026; 95,138,635 issued and 81,762,746 outstanding as of December 31, 2025	8	8
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Treasury stock, 13,375,889 shares repurchased as of both June 30, 2026 and December 31, 2025	(92,025)	(92,025)
Additional paid-in capital	1,176,036	1,166,998
Accumulated deficit	(611,476)	(590,550)
Total Repay stockholders' equity	$472,543	$484,431
Non-controlling interests	(3,280)	(2,649)
Total equity	$469,263	$481,782
Total liabilities and equity	$1,607,870	$1,199,749

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Revenue	$100,705	$75,626	$181,499	$152,951
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	30,079	18,404	49,386	37,068
Selling, general and administrative	46,247	32,864	82,201	69,851
Depreciation and amortization	27,636	25,481	53,176	50,775
Impairment loss	—	103,781	—	103,781
Total operating expenses	103,962	180,530	184,763	261,475
Loss from operations	(3,257)	(104,904)	(3,264)	(108,524)
Other income (expense)
Interest income	289	1,197	704	2,553
Interest expense	(7,983)	(3,087)	(11,827)	(6,194)
Loss on extinguishment of debt	(974)	—	(974)	—
Change in fair value of tax receivable liability	(2,547)	(2,509)	(7,110)	(5,531)
Other income (loss), net	278	(26)	276	(253)
Total other income (expense)	(10,937)	(4,425)	(18,931)	(9,425)
Loss before income tax benefit	(14,194)	(109,329)	(22,195)	(117,949)
Income tax benefit	2,665	1,297	632	1,749
Net loss	$(11,529)	$(108,032)	$(21,563)	$(116,200)
Less: Net loss attributable to non-controlling interests	(543)	(5,781)	(637)	(6,002)
Net loss attributable to the Company	$(10,986)	$(102,251)	$(20,926)	$(110,198)

Loss per Class A share attributable to the Company:
Basic and diluted	$(0.13)	$(1.15)	$(0.25)	$(1.24)
Weighted-average shares outstanding:
Basic and diluted	83,285,379	88,647,823	82,903,732	88,825,785

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at March 31, 2025	89,073,142	$9	100	$—	$1,151,265	$(53,782)	$(341,773)	$11,479	$767,198
Release of share awards vested under Incentive Plan and ESPP	400,679	—		—	—	—	—	—	—
Tax withholding related to shares vesting under Incentive Plan and ESPP	(80,047)	—		—	(153)	—	—	(13)	(166)
Treasury shares repurchased	(4,764,466)	—		—	(21)	(22,645)	—	21	(22,645)
Stock-based compensation	—	—		—	3,050	—	—	(1)	3,049
Net loss	—	—		—	—	—	(102,251)	(5,781)	(108,032)
Balance at June 30, 2025	84,629,308	$9	100	$—	$1,154,141	$(76,427)	$(444,024)	$5,705	$639,404

Balance at March 31, 2026	82,798,766	$8	100	$—	$1,170,507	$(92,025)	$(600,490)	$(2,737)	$475,263
Release of share awards vested under Incentive Plan and ESPP	110,055	—		—	823	—	—	—	823
Tax withholding related to shares vesting under Incentive Plan and ESPP	(15,862)	—		—	(29)	—	—	(1)	(30)
Treasury shares repurchased	—	—		—	—	—	—	—	—
Stock-based compensation	—	—		—	4,735	—	—	1	4,736
Net loss	—	—		—	—	—	(10,986)	(543)	(11,529)
Balance at June 30, 2026	82,892,959	$8	100	$—	$1,176,036	$(92,025)	$(611,476)	$(3,280)	$469,263

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited) (Continued)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at December 31, 2024	88,239,494	$9	100	$—	$1,148,871	$(53,782)	$(333,826)	$11,897	$773,169
Exchange of Post-Merger Repay Units	90,000	—		—	197	—	—	(197)	—
Release of share awards vested under Incentive Plan and ESPP	1,539,063	—		—	—	—	—	—	—
Tax withholding related to shares vesting under Incentive Plan and ESPP	(474,783)	—		—	(3,317)	—	—	4	(3,313)
Treasury shares repurchased	(4,764,466)	—		—	(21)	(22,645)	—	21	(22,645)
Stock-based compensation	—	—		—	8,411	—	—	(18)	8,393
Net loss	—	—		—	—	—	(110,198)	(6,002)	(116,200)
Balance at June 30, 2025	84,629,308	$9	100	$—	$1,154,141	$(76,427)	$(444,024)	$5,705	$639,404

Balance at December 31, 2025	81,762,746	$8	100	$—	$1,166,998	$(92,025)	$(590,550)	$(2,649)	$481,782
Release of share awards vested under Incentive Plan and ESPP	1,648,432	—		—	823	—	—	—	823
Tax withholding related to shares vesting under Incentive Plan and ESPP	(518,219)	—		—	(1,532)	—	—	(2)	(1,534)
Treasury shares repurchased	—	—		—	—	—	—	—	—
Stock-based compensation	—	—		—	9,747	—	—	8	9,755
Net loss	—	—		—	—	—	(20,926)	(637)	(21,563)
Balance at June 30, 2026	82,892,959	$8	100	$—	$1,176,036	$(92,025)	$(611,476)	$(3,280)	$469,263

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(21,563)	$(116,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,176	50,775
Stock based compensation	9,755	8,393
Amortization of debt issuance costs	1,505	1,619
Loss on extinguishment of debt	974	—
Other loss	—	268
Fair value change in tax receivable agreement liability	7,110	5,531
Impairment loss	—	103,781
Deferred tax benefit	(643)	(1,749)
Change in accounts receivable, net	(980)	(429)
Change in inventories	(88)	—
Change in prepaid expenses and other	(1,832)	832
Change in lease ROU assets	1,145	859
Change in other assets	(366)	(2,417)
Change in accounts payable	1,485	(7,976)
Change in accrued expenses and other	9,742	(7,969)
Change in lease liabilities	(1,393)	(602)
Change in other liabilities	(965)	852
Net cash provided by operating activities	57,062	35,568
Cash flows from investing activities
Purchases of property and equipment	(2,305)	(77)
Purchases of intangible assets	(22,511)	—
Capitalized software development costs	(22,003)	(20,925)
Acquisition of KUBRA, net of cash and restricted cash acquired	(348,150)	—
Net cash used in investing activities	(394,969)	(21,002)
Cash flows from financing activities
Issuance of long-term debt	610,000	—
Payments on long-term debt	(256,508)	—
Payments of debt issuance costs	(29,372)	—
Payments for tax withholding related to shares vesting under Incentive Plan and ESPP	(711)	(3,313)
Treasury shares repurchased	—	(22,645)
Payment of Tax Receivable Agreement (“TRA”)	(13,702)	(16,337)
Net cash provided by (used in) financing activities	309,707	(42,295)
Decrease in cash, cash equivalents and restricted cash	(28,200)	(27,729)
Cash, cash equivalents and restricted cash at beginning of period	$155,652	$236,709
Cash, cash equivalents and restricted cash at end of period	$127,452	$208,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,094	$4,740
Income taxes (net of refunds received)	$696	$1,793

Reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$83,660	$162,615
Current restricted cash	35,672	33,796
Noncurrent restricted cash	8,120	12,569
Total cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	$127,452	$208,980

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

On March 30, 2026, the Company entered into a stock purchase agreement with Hearst KUBRA Holdings, Inc., a Delaware corporation, KUBRA Holdings, Inc., a Delaware corporation (“Kubra US”) and KUBRA Data Transfer Ltd., an Ontario corporation (“Kubra Canada” and together with Kubra US, “KUBRA”), pursuant to which the Company would acquire all of the issued and outstanding capital stock of KUBRA (the “KUBRA Acquisition”). The KUBRA Acquisition was closed on June 1, 2026. REPAY paid an aggregate consideration of $354.1 million at closing under the terms of the stock purchase agreement. The Company financed the KUBRA Acquisition through a combination of cash on hand and a term loan facility in an aggregate principal amount of $500 million.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Repay Holdings Corporation, its wholly owned subsidiary KUBRA US Acquisition Corporation and its majority-owned subsidiary, Hawk Parent Holdings LLC, along with Hawk Parent Holdings LLC’s wholly owned subsidiaries: Hawk Intermediate Holdings, LLC, Hawk Buyer Holdings, LLC, Repay Holdings, LLC, M&A Ventures, LLC, Repay Management Holdco Inc., Repay Management Services LLC, Sigma Acquisition, LLC, Wildcat Acquisition, LLC, Marlin Acquirer, LLC, REPAY International LLC, REPAY Canada Solutions ULC, TriSource Solutions, LLC (“TriSource”), Mesa Acquirer, LLC, CDT Technologies LTD (“Ventanex”), Viking GP Holdings, LLC, cPayPlus, LLC (“cPayPlus”), CPS Payment Services, LLC, Media Payments, LLC, Custom Payment Systems, LLC, Electronic Payment Providers, LLC, Internet Payment Exchange, LLC, Stratus Payment Solutions, LLC, Clear Payment Solutions, LLC, Harbor Acquisition LLC, Payix Holdings Incorporated, Payix Incorporated, KUBRA Holdings, LLC, KUBRA Data Transfer, LLC, KUBRA America West, LLC, KUBRA America South East, LLC, KUBRA Arizona, LLC, Dropcountr, LLC, KUBRA US, LLC, KUBRA Acquisition LLC, FormMaker Software LLC, New Bridge Information Service, LLC, Matrix Digital Technologies, LLC, KUBRA Investment, LLC and KUBRA Data Transfer Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounting Policies related to KUBRA Acquisition

As a result of the KUBRA Acquisition, the Company implemented the following accounting policies in addition to the accounting policies in Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the Company’s Notes to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K.

Inventories

Inventories consist principally of paper, envelopes, ink and toner, and represent products available for sale and are accounted for using the first-in, first-out (“FIFO”) method and valued at the lower of cost or net realizable value.

The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions. Inventory valuation requires the Company to make judgments, based on information available at each reporting period. Inventory valuation losses are recorded as cost of revenues.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Finance Lease

The Company leases certain printing equipment used in its production operations under arrangements that are accounted for as finance leases in accordance with ASC 842, Leases (“ASC 842”). At the commencement date of a lease, the Company determines whether the arrangement contains a lease and classifies the lease as either an operating lease or a finance lease based on the criteria prescribed by ASC 842.

For finance leases, the Company recognizes ROU assets and corresponding lease liabilities on the balance sheet at the lease commencement date. Lease liabilities are measured as the present value of future lease payments over the lease term. ROU assets are initially measured as the amount of lease liabilities, adjusted for any lease payments made before commencement, initial direct costs incurred, and lease incentives received.

Finance lease ROU assets are amortized on a straight-line basis, over the shorter of the lease term or the estimated useful life of the underlying asset. Amortization expense associated with finance lease ROU assets is included within Cost of services in the Condensed Consolidated Statements of Operations, as appropriate based on the use of the leased assets. Interest expense on finance lease liabilities is recognized using the effective interest method and recorded within Interest expenses in the Condensed Consolidated Statements of Operations.

The Company evaluates finance lease ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is recognized in accordance with the guidance in ASC 360, Property, Plant, and Equipment.

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

3. Revenue

For the Company’s accounting policies for recognizing revenue and contract costs, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 3. Revenue to the Company’s Notes to Consolidated Financial Statements in Part II, Item 8 of the 2025 Form 10-K.

As a result of the KUBRA Acquisition, the Company has acquired a print and mail revenue stream and a professional services revenue stream. Both revenue streams have been presented within Revenue in the Condensed Consolidated Statements of Operations.

Print and Mail Revenue

Print and mail revenue consists of fees related to document fulfillment, print and mail service. Revenue is recognized at the point in time when the data is processed, documents are printed, folded, inserted and delivered to the post office. These transaction-based services are typically billed in arrears based on actual transaction volumes.

Professional Services Revenue

Professional services revenue consists of fees from one-time professional services, consulting, implementation and delivery arrangements. Revenue is recognized over time or at a point in time depending on specific contract terms. For milestone-based contracts defined in statements of work (“SOW”), revenue is recognized as individual contract milestones are achieved and accepted. For other arrangements, performance obligations are completed when the final deliverables or work results are placed into production and in use by the customer.

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue and recognized as revenue as the related performance obligations are satisfied. Deferred revenue is expected to be recognized as revenue within one year and is classified within Other current liabilities in the Condensed Consolidated Balance Sheets.

Disaggregation of revenue

The Company’s revenue is from two types of relationships: (i) direct relationships and (ii) indirect relationships. The following table presents the Company’s revenue disaggregated by segment and by the type of relationship for the periods indicated.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2026
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Direct relationships (2)	$91,958	$14,302	$(7,503)	$98,757
Indirect relationships	1,772	176	—	1,948
Total Revenue	$93,730	$14,478	$(7,503)	$100,705

	Three Months Ended June 30, 2025
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Direct relationships (2)	$67,895	$10,733	$(5,793)	$72,835
Indirect relationships	2,579	212	—	2,791
Total Revenue	$70,474	$10,945	$(5,793)	$75,626

	Six Months Ended June 30, 2026
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Direct relationships (2)	$164,571	$27,103	$(14,768)	$176,906
Indirect relationships	4,227	366	—	4,593
Total Revenue	$168,798	$27,469	$(14,768)	$181,499

	Six Months Ended June 30, 2025
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Direct relationships (2)	$137,149	$21,510	$(11,399)	$147,260
Indirect relationships	5,268	423	—	5,691
Total Revenue	$142,417	$21,933	$(11,399)	$152,951
(1)
Represents revenue eliminations between business units within the Consumer Payments segment and Business Payments segment, as well as eliminations of intersegment revenues for consolidation purpose.
(2)
Direct relationships revenue includes $1.3 million and $2.7 million of interest earned on settlements for the three and six months ended June 30, 2026, respectively. Direct relationships revenue includes $1.1 million and $2.0 million of interest earned on settlements for the three and six months ended June 30, 2025, respectively. Interest earned on settlements do not represent revenues recognized in the scope of ASC 606, Revenue from contracts with customers.

When the Company’s right to consideration for performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount the Company has billed to the client is recognized as a contract asset. The contract asset balance was $3.7 million and $3.2 million as of June 30, 2026 and December 31, 2025, respectively, and is included within Prepaid expenses and other in the Condensed Consolidated Balance Sheets.

The Company records contract liabilities to deferred revenue when the Company receives customer payments in advance of the performance obligation being satisfied on the Company’s contracts. The contract liabilities contain $16.6 million of customer deposits and $11.2 million of deferred revenue as of June 30, 2026, and are included within Accrued expenses and Other current liabilities in the Condensed Consolidated Balance Sheets, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

As of June 30, 2026 and December 31, 2025, the Company recorded deferred commissions of $2.7 million and $2.3 million, net of amortization, respectively, within Other assets in the Condensed Consolidated Balance Sheets. The amortization of deferred commissions is recorded within Selling, general and administrative in the Condensed Consolidated Statements of Operations.

4. Earnings Per Share

During the three and six months ended June 30, 2026 and 2025, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested share-based awards, outstanding stock options, outstanding employee stock purchase plan (“ESPP”) purchase rights and the Company’s convertible senior notes would have been anti-dilutive.

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Net income (loss) attributable to the Company	$(10,986)	$(102,251)	$(20,926)	$(110,198)

Weighted average shares of Class A common stock outstanding - basic and diluted	83,285,379	88,647,823	82,903,732	88,825,785

Loss per share of Class A common stock outstanding - basic and diluted	$(0.13)	$(1.15)	$(0.25)	$(1.24)

For the three and six months ended June 30, 2026 and 2025, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Post-Merger Repay Units exchangeable for Class A common stock	5,285,883	5,289,543	5,285,883	5,289,543
Unvested share-based awards of Class A common stock (1)	12,050,535	7,408,962	12,050,535	7,408,962
Outstanding stock options for Class A common stock	802,723	891,062	802,723	891,062
Outstanding ESPP purchase rights for Class A common stock	15,332	19,288	15,332	19,288
Senior notes convertible into Class A common stock	—	6,547,619	—	6,547,619
Share equivalents excluded from loss per share	18,154,473	20,156,474	18,154,473	20,156,474

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

5. Business Combination

KUBRA

On March 30, 2026, the Company entered into a stock purchase agreement with respect to the KUBRA Acquisition, which the Company acquired all of the issued and outstanding capital of KUBRA. The KUBRA Acquisition was closed on June 1, 2026. Under the terms of the stock purchase agreement between the Company and the owner of

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

KUBRA (“KUBRA Purchase Agreement”), the aggregate cash purchase price for the KUBRA Acquisition was approximately $354.1 million, subject to customary post-closing adjustments. The closing cash consideration was funded with a combination of cash on hand and borrowings under the Credit Agreement (defined below). The KUBRA Purchase Agreement contains customary representations, warranties and covenants by the Company and the former owners of KUBRA, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The Company recorded a preliminary allocation of the purchase price to KUBRA’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 1, 2026 closing date. The preliminary purchase price allocation is as follows:

($ in thousands)
Cash and cash equivalents	$5,924
Accounts receivable	28,105
Other receivable	1,648
Prepaid expenses and other current assets	9,177
Total current assets	44,854
Property, plant and equipment, net	2,274
Lease ROU assets, net	10,760
Identifiable intangible assets	237,000
Total identifiable assets acquired	294,888
Accounts payable	(17,433)
Accrued expenses and other liabilities	(29,644)
Lease liabilities	(10,760)
Deferred tax liabilities	(60,549)
Net identifiable assets acquired	176,502
Goodwill	177,573
Total purchase price	$354,075

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Client relationships	$225.0	10
Developed technology	8.5	3
Trade names	3.5	Indefinite
	$237.0

Goodwill of $177.6 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $0 is expected to be deductible for tax purposes. Goodwill was allocated 100% to the Company’s Consumer Payments segment. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of KUBRA.

KUBRA contributed $20.8 million to revenue and $2.9 million in net income to the Company’s unaudited interim Consolidated Statements of Operations, from June 1, 2026 through June 30, 2026.

Transaction Expenses

The Company incurred transaction expenses of $1.9 million and $2.3 million for the three and six months ended June 30, 2026, respectively, related to the KUBRA Acquisition.

Measurement Period

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The preliminary purchase price allocations for the KUBRA Acquisition are based on initial estimates and provisional amounts. For the acquisition completed during the six months ended June 30, 2026, the Company continues to refine its inputs and estimates inherent in the valuation of intangible assets, deferred income taxes, realization of tangible assets and the accuracy and completeness of liabilities within the measurement period. The Company is conducting a transfer pricing study to document legal ownership of intellectual property and appropriate intercompany royalty rates between KUBRA’s U.S. and Canadian legal entities. The outcome of this study may change (i) the allocation of intangible asset values and associated tax amortization benefits between U.S. and Canadian tax jurisdictions, and (ii) the opening deferred tax liability, both of which would flow through to a corresponding adjustment to goodwill.

Pro Forma Financial Information (Unaudited)

The supplemental consolidated results of the Company on an unaudited pro forma basis give effect to KUBRA Acquisition as if the transactions had occurred on January 1, 2025. The unaudited pro forma information reflects adjustments for the issuance of the Company’s common stock, debt incurred in connection with the transactions, the impact of the fair value of intangible assets acquired and related amortization and other adjustments the Company believes are reasonable for the pro forma presentation.

	Pro Forma Three Months Ended June 30,		Pro Forma Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Revenue	$144,581	$136,925	$286,714	$273,469
Net income (loss)	(9,420)	(111,029)	(20,727)	(124,525)
Net loss attributable to non-controlling interests	(426)	(5,946)	(590)	(6,455)
Net income (loss) attributable to the Company	(8,994)	(105,083)	(20,137)	(118,070)

Income (loss) per Class A share - basic and diluted	$(0.11)	$(1.19)	$(0.24)	$(1.33)

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

	June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$83,660	$—	$—	$83,660
Restricted cash	43,792	—	—	43,792
Other assets	—	2,500	—	2,500
Total assets	$127,452	$2,500	$—	$129,952
Liabilities:
Borrowings	$—	$743,237	$—	$743,237
Tax receivable agreement	—	—	194,349	194,349
Total liabilities	$—	$743,237	$194,349	$937,586

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$115,692	$—	$—	$115,692
Restricted cash	39,960	—	—	39,960
Other assets	—	2,500	—	2,500
Total assets	$155,652	$2,500	$—	$158,152
Liabilities:
Borrowings	$—	$387,048	$—	$387,048
Tax receivable agreement	—	—	200,941	200,941
Total liabilities	$—	$387,048	$200,941	$587,989

Cash and cash equivalents

Cash and cash equivalents contains cash on hand, demand deposit accounts, money market accounts and short-term investments with original maturities of three months or less. They are classified within Level 1 of the fair value hierarchy, under Accounting Standard Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”), as the price is obtained from quoted market prices in an active market. The carrying amounts of the Company’s cash and cash equivalents approximate their fair values due to the short maturities and highly liquid nature of these accounts.

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

Borrowings

The revolving credit facility, term loan facility and convertible senior notes are measured at amortized cost, which the carrying value is unpaid principal net of unamortized debt discount and debt issuance costs (“DDIC”). The estimated fair value of the revolving credit facility and term loan facility approximates the unpaid principal because its interest rate approximates market interest rates. The estimated fair value of convertible senior notes is determined using the quoted

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

prices from over-the-counter markets. The estimated fair value of the Company’s borrowings is classified within Level 2 of the fair value hierarchy, as the market interest rates and quoted prices are generally observable and do not contain a high level of subjectivity.

The following table provides the carrying value and estimated fair value of borrowings. See Note 9. Borrowings for further discussion on borrowings.

	June 30, 2026
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
Term Loan Facility	$500,000	$(25,518)	$474,482	$474,482
2029 Notes	287,500	(5,148)	282,352	268,755
Revolving Credit Facility	—	(3,693)	(3,693)	—
Total borrowings	$787,500	$(34,359)	$753,141	$743,237

	December 31, 2025
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
2026 Notes	$146,508	$(31)	$146,477	$145,189
2029 Notes	287,500	(5,956)	281,544	241,859
Revolving credit facility	—	(1,479)	(1,479)	—
Total borrowings	$434,008	$(7,466)	$426,542	$387,048

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

The Company used a discount rate, also referred to as the Early Termination Rate, as defined in the TRA, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 5.4% was applied to the forecasted TRA payments at June 30, 2026, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. During the six months ended June 30, 2026, the TRA balance was adjusted by $6.6 million through a payment, accretion expense and a valuation adjustment, related to a change in the discount rate, which was 5.59% as of December 31, 2025.

The following table provides a rollforward of the TRA related to the acquisition and exchanges of Post-Merger Repay Units. See Note 13. Taxation for further discussion on the TRA.

	Six Months Ended June 30,
($ in thousands)	2026	2025
Balance at beginning of period	$200,941	$203,645
Purchases	—	112
Payments	(13,702)	(16,337)
Accretion expense	5,217	5,924
Valuation adjustment	1,893	(393)
Balance at end of period	$194,349	$192,951

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

7. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of June 30, 2026, the indefinite-lived intangible assets consist of two trade names, arising from the acquisition of Hawk Parent and KUBRA. At December 31, 2025, the indefinite-lived intangible assets consist of one trade name, arising from the acquisition of Hawk Parent.

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$770,805	$322,719	$448,086	5.80
Channel relationships	30,085	12,413	17,672	5.87
Software costs	151,039	80,056	70,983	1.41
Trade name	23,500	—	23,500	—
Balance as of June 30, 2026	$975,429	$415,188	$560,241	5.11

Client relationships	$523,000	$295,175	$227,825	4.33
Channel relationships	30,085	10,909	19,176	6.37
Software costs	131,926	69,083	62,843	1.43
Trade name	20,000	—	20,000	—
Balance as of December 31, 2025	$705,011	$375,167	$329,844	3.86

The Company’s amortization expense for intangible assets was $26.7 million and $52.0 million for the three and six months ended June 30, 2026, respectively. The Company’s amortization expense for intangible assets was $25.3 million and $50.1 million for the three and six months ended June 30, 2025, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future Amortization Expense
Remainder of 2026	$53,969
2027	96,270
2028	81,395
2029	54,152
2030	35,874
Thereafter	215,081

8. Goodwill

The following table presents changes to goodwill for the six months ended June 30, 2026.

($ in thousands)	Consumer Payments	Business Payments	Total
Balance at December 31, 2025	$332,169	$142,343	$474,512
Acquisitions	177,573	—	177,573
Balance at June 30, 2026	$509,742	$142,343	$652,085

There were no impairments of goodwill for either the Consumer Payments or Business Payments segment during the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, accumulated impairment losses were $241.7 million for the Consumer Payments segment and $76.3 million for the Business Payments segment.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

9. Borrowings

2026 Credit Agreement

On June 1, 2026, the Company and certain subsidiaries of the Company party thereto, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions party thereto, as lenders, and Truist Bank, as administrative agent. The Credit Agreement provides for (i) a senior secured first lien term loan facility in an aggregate principal amount of $500.0 million (the “Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Credit Facility”), which includes a $15.0 million sublimit for letters of credit and a $15.0 million swingline subfacility. The Revolving Credit Facility is available in U.S. dollars and Canadian dollars, subject to a cap on Canadian dollar borrowings. The Credit Agreement permits the Borrower to increase the principal amount of the Term Loan Facility or the Revolving Credit Facility subject to certain restrictions and conditions. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) a term Secured Overnight Financing Rate (“SOFR”) based rate plus an applicable margin or (ii) a base rate plus an applicable margin, in each case as set forth in the Credit Agreement. The applicable margin under the Term Loan Facility is 5.5% for term SOFR loans and 4.5% for base rate loans, and the applicable margin under the Revolving Credit Facility is initially 4.25% for term SOFR loans and 3.25% for base rate loans, with the Revolving Credit Facility margin subject to certain adjustments as set forth in the Credit Agreement. The Term Loan Facility matures on the earlier of (a) the seventh anniversary of the Closing Date and (b) the date that is 91 days prior to the maturity date of the Company’s 2.875% Convertible Senior Notes due 2029 (subject to certain exceptions for adequate liquidity). The maturity date of the Term Loan Facility may be extended, subject to certain terms and conditions. The Term Loan Facility is subject to scheduled quarterly amortization, with the balance due at maturity. The Revolving Credit Facility matures on the earlier of (a) the fifth anniversary of the Closing Date, (b) the date that is 182 days prior to the maturity date of the Company’s 2.875% Convertible Senior Notes due 2029 (subject to certain exceptions for adequate liquidity) and (c) the date that is 91 days prior to the maturity date of the Company’s 2.875% Convertible Senior Notes due 2029 (subject to certain exceptions for adequate liquidity). The Credit Agreement includes customary provisions regarding mandatory and voluntary prepayments and commitment reductions.

As of June 30, 2026, the Company had $500.0 million outstanding under the Term Loan Facility. The Company’s interest expense on the Term Loan Facility was $3.9 million for both the three and six months ended June 30, 2026. As of June 30, 2026, the Company had $0 drawn against the Revolving Credit Facility. The Company paid $0.0 million in fees related to unused commitments for the Term Loan Facility and the Revolving Credit Facility for both the three and six months ended June 30, 2026.

2024 Second Amended Credit Agreement

On July 10, 2024, the Company entered into a Second Amended and Restated Revolving Credit Agreement (the “Second Amended Credit Agreement”) with certain financial institutions, as lenders, and Truist Bank, as administrative agent. The Second Amended Credit Agreement established a $250.0 million senior secured revolving credit facility. The borrowings accrued interest at either base rate plus a margin of 0.75% to 1.75% or at an adjusted SOFR rate plus a margin of 1.75% to 2.75%, in each case depending on the total net leverage ratio, as defined in the Second Amended Credit Agreement. The unused commitment fees accrued at 0.25% on the daily amount of unused commitment. This facility matured on the earlier of (a) July 10, 2029 or (b) the date that is 91 days prior to the maturity date of the 2029 Notes (defined below) (subject to certain exceptions for adequate liquidity), subject to extension.

On January 26, 2026, the Company borrowed $110.0 million under the revolving credit facility pursuant to the Second Amended Credit Agreement. Outstanding borrowing under the revolving credit facility accrued interest at an adjusted SOFR rate plus a margin as provided in the Second Amended Credit Agreement.

On June 1, 2026, in connection with the Company’s entry into the Credit Agreement, the Company repaid in full all outstanding obligations and terminated all commitments pursuant to the Second Amended and Credit Agreement. A loss on extinguishment of debt of $1.0 million, net of a write-off of unamortized debt issuance costs associated with the principal, was recognized for both the three and six months ended June 30, 2026 in the Company’s Consolidated Statements of Operations.

The Company’s interest expense on the revolving credit facility under the Second Amended Credit Agreement was $1.0 million and $2.0 million for the three and six months ended June 30, 2026, respectively. The Company’s interest

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

expense on the revolving credit facility under the Second Amended Credit Agreement was $0 for both the three and six months ended June 30, 2025. The Company paid $0.1 million in fees related to unused commitments under the Second Amended Credit Agreement for the six months ended June 30, 2026. The Company paid $0.2 million and $0.3 million in fees related to unused commitments under the Second Amended Credit Agreement for the three and six months ended June 30, 2025, respectively.

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

During the six months ended June 30, 2026, the conversion contingencies of the convertible senior notes were not met, and the conversion terms of the 2029 Notes were not significantly changed. The Company’s interest expense on the convertible senior notes was $2.1 million and $4.1 million for the three and six months ended June 30, 2026, respectively. The Company’s interest expense on the convertible senior notes was $2.1 million and $4.1 million for the three and six months ended June 30, 2025, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the total borrowings under the credit agreements and convertible senior notes:

($ in thousands)	June 30, 2026	December 31, 2025
Non-current indebtedness:
Term Loan Facility (1)	$500,000	$—
Convertible senior notes:
2026 Notes	—	146,508
2029 Notes	287,500	287,500
Total borrowings (2)	787,500	434,008
Less: Current maturities of long-term debt (3)	5,000	146,477
Less: Debt issuance cost (4)	34,359	7,466
Total non-current borrowings	$748,141	$280,065

(1)
The Term Loan Facility bears interest at a variable rate, which was 9.16% as of June 30, 2026.
(2)
The effective interest rate was 1.00% and 1.46% for the three and six months ended June 30, 2026, respectively. The effective interest rate was 0.57% and 1.13% for the three and six months ended June 30, 2025, respectively.
(3)
Pursuant to the terms of the Credit Agreement, the Company is required to make quarterly principal payments equal to 0.25% of the initial principal amount of the Term Loan Facility.
(4)
The Company incurred $0.9 million and $1.5 million on the amortization of deferred debt issuance costs for the three and six months ended June 30, 2026, respectively. The Company incurred $0.8 million and $1.6 million of interest expense for the amortization of deferred debt issuance costs for the three and six months ended June 30, 2025, respectively.

The following is a summary of principal maturities of long‑term debt for each of the next five years ending December 31 and in the aggregate:

($ in thousands)
2026	$2,500
2027	5,000
2028	5,000
2029	292,500
2030	5,000
$310,000

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

Leases

The Company has commitments under operating and finance leases for real estate leased from third parties under non-cancelable leases and certain equipment used in its operations. The Company’s operating leases typically have lease terms between three years and ten years, with the longest lease term having an expiration date in 2035. Most of these operating leases include one or more renewal options for five years or less, and certain operating leases also include lessee termination options. At lease commencement, the Company assesses whether it is reasonably certain to exercise a renewal option, or reasonably certain not to exercise a termination option, by considering various economic factors. Options that are reasonably certain of being exercised are factored into the determination of the lease term, and related payments are included in the calculation of the operating lease ROU asset and operating lease liabilities.

During the three and six months ended June 30, 2026, the Company recognized sublease income of $0.1 million and $0.2 million, respectively. During both the three and six months ended June 30, 2025, the Company recognized

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

sublease income of $0.1 million. Sublease income is recorded within Other (loss) income in the Company’s Condensed Consolidated Statements of Operations.

The components of lease cost are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Components of total lease costs:
Operating lease cost	$869	$603	$1,428	$1,207
Short-term lease cost	25	6	31	12
Finance lease cost:
Amortization of ROU assets	40	—	40	—
Interest on lease liabilities	7	—	7	—
Total lease cost	$941	$609	$1,506	$1,219

Amounts reported in the Condensed Consolidated Balance Sheets were as follows:

($ in thousands)	June 30, 2026	December 31, 2025
Assets:
Operating lease ROU assets, net	$17,011	$8,866
Finance lease ROU assets, net	1,468	—
Total lease ROU assets, net	$18,479	$8,866
Liabilities:
Current operating lease liabilities	$5,116	$1,548
Noncurrent operating lease liabilities	13,108	8,790
Current finance lease liabilities	446	—
Noncurrent finance lease liabilities	1,034	—
Total lease liabilities	$19,704	$10,338

Weighted-average remaining lease term (in years)
Operating leases	3.6	4.8
Finance leases	3.5	—
Weighted-average discount rate (annualized)
Operating leases	6.2%	6.4%
Finance leases	6.1%	—

Other information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$815	$353	$1,386	$962
Operating cash flows from finance leases	7	—	7	—
Financing cash flows from finance leases	36	—	36	—
ROU assets obtained in exchange for lease liabilities:
Operating leases	$9,243	$—	$9,243	$—
Finance leases	1,517	—	1,517	—

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents a maturity analysis of the Company’s operating and finance leases liabilities as of June 30, 2026:

($ in thousands)	Operating Leases	Finance Leases	Total
2026	$2,998	$260	$3,258
2027	5,598	520	6,118
2028	4,058	369	4,427
2029	3,097	353	3,450
2030	1,966	136	2,102
Thereafter	3,340	—	3,340
Total undiscounted lease payments	21,057	1,638	22,695
Less: Imputed interest	2,833	158	2,991
Total lease liabilities	$18,224	$1,480	$19,704

11. Related Party Transactions

The Company held TRA payables for related parties of $8.1 million and $22.3 million as of June 30, 2026 and December 31, 2025, respectively. These amounts were owed to holders of the Post-Merger Repay Units.

12. Share Based Compensation

Omnibus Incentive Plan

At the 2019 Annual Shareholders Meeting of Thunder Bridge, the shareholders considered and approved the 2019 Omnibus Incentive Plan (the “Incentive Plan”) which resulted in the reservation of 7,326,728 shares of Class A common stock for issuance thereunder. The Incentive Plan initially became effective immediately upon the closing of the Business Combination. In June 2022, the Incentive Plan was amended and restated to reserve an additional 6,500,000 shares of Class A common stock for issuance thereunder. In May 2024, the Incentive Plan was again amended and restated to reserve an additional 8,400,000 shares of Class A common stock for issuance thereunder. . In June 2026, the Incentive Plan was again amended and restated to reserve an additional 2,500,000 shares of Class A common stock for issuance thereunder, so that the total reserved shares for issuance under the Incentive Plan is 24,726,728 shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Share-based compensation expense	$4.8	$3.1	$9.8	$8.4
Income tax benefit	—	0.1	1.1	2.3

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Activity for RSAs for the six months ended June 30, 2026 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	4,248,644	$7.05
Granted	4,472,486	2.89
Forfeited (1)	1,056,256	6.27
Vested	1,057,609	7.52
Unvested at June 30, 2026	6,607,265	$4.28

(1)
The forfeited shares include shares forfeited as a result of employee terminations and shares withheld to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards under the Incentive Plan during the six months ended June 30, 2026; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

Activity for RSUs for the six months ended June 30, 2026 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	186,000	$5.00
Granted	527,577	3.69
Forfeited	—	—
Vested	186,000	5.00
Unvested at June 30, 2026	527,577	$3.69

Activity for PSUs for the six months ended June 30, 2026 was as follows:

	Class A Common Stock (1)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	1,618,660	$9.85
Granted	1,833,887	3.39
Forfeited	9,262	7.78
Vested	—	—
Unvested at June 30, 2026	3,443,285	$6.42

(1)
Represent shares to be paid out at 100% target level.

For PSUs, RSAs, and RSUs vested during the six months ended June 30, 2026, the total fair value, based upon the Company’s Class A common stock price at the date vested, was $5.3 million. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $29.3 million at June 30, 2026, which is expected to be recognized as expense over the weighted-average period of 2.0 years.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock Options

Activity for PSOs for the six months ended June 30, 2026 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	802,723	6.13	4.2	$(1,990,753)
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2026	802,723	$6.13	3.7	$(1,549,255)

Options vested and exercisable at June 30, 2026	206,123	$6.13	3.7	$(397,817)

The Company recognized compensation expense for PSOs of $0.1 million for the six months ended June 30, 2026. The Company recognized compensation expense for PSOs of $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively.

Inducement Awards

On September 8, 2025, the Company granted an inducement award of 118,243 shares of restricted stock outside the Incentive Plan to Robert S. Houser, the Company’s recently appointed CFO, with grant date fair value of $5.92, which is based on the quoted market value of the Company’s Class A common stock on the grant date. This award vests in four equal annual installments commencing September 8, 2026. Compensation expense is recognized on a graded vesting basis over the requisite service period.

On May 12, 2026, the Company granted inducement awards of 260,416 shares of time-based restricted stock and 260,426 performance-based restricted stock units outside the Incentive Plan to Matthew E. Morrow, the Company’s recently appointed EVP of the Consumer Payments, with the grant date fair value of $3.36, which is based on the quoted market value of the Company’s Class A common stock on the grant date. The time-based award vests in four equal annual installments commencing May 12, 2027. The performance-based award vests, if at all, at the end of three-year performance period ending December 31, 2028, based on achievement of performance criteria established by the Compensation Committee of the Company’s Board of Directors. Compensation expense of time-based restricted stock units is recognized on a graded vesting basis over the requisite service period. Compensation expense of performance-based restricted stock units is recognized on a straight-line basis over the performance period.

On June 1, 2026, the Company granted an inducement award of 833,333 shares of restricted stock units outside the Incentive Plan to Rick Watkin in connection with the KUBRA Acquisition, with the grant date fair value of $4.03, which is based on the quoted market value of the Company’s Class A common stock on the grant date. This award vests in three equal annual installments commencing June 1, 2026. Compensation expense is recognized on a graded vesting basis over the requisite service period.

The Company recognized compensation expense for inducement awards of $0.4 million and $0.5 million during the three and six months ended June 30, 2026, respectively. Unrecognized compensation expense related to outstanding inducement awards was $5.4 million at June 30, 2026, which is expected to be recognized as expense over the weighted-average period of 2.1 years.

Employee Stock Purchase Plan

On August 18, 2021, the Company’s stockholders approved the Repay Holdings Corporation 2021 Employee Stock Purchase Plan. The purpose of the ESPP is to provide eligible employees with the opportunity to purchase the Company’s Class A common stock through accumulated payroll deductions. A total of 1,000,000 shares of the Company’s

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Company’s effective tax rate was 20.2% and for 2.9% the three and six months ended June 30, 2026, respectively. The Company recorded an income tax benefit of $2.7 million and $0.6 million for the three and six months ended June 30, 2026, respectively. The effective tax rate for the three and six months ended June 30, 2026 includes a stock-based compensation adjustments net tax shortfall of $3.7 million related to restricted stock awards vesting, a ($0.2) million net tax impact of the write-off of deferred debt issuance costs, and a $0.7 million net tax impact of non-deductible transaction costs from the KUBRA Acquisition, which are all required to be recorded discretely in the interim period in which they occur. The effective tax rate of the Company differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, the relative weighting of the noncontrolling interest, lower income from operations over the current relevant period, as well as the aforementioned items required to be reported discretely in the interim period. The Company’s effective tax rate was 1.2% and 1.5% for the three and six months ended June 30, 2025, respectively. The Company recorded an income tax benefit of $1.3 million and $1.7 million for the three and six months ended June 30, 2025, respectively. The effective tax rate for the three and six months ended June 30, 2025 includes a stock-based compensation adjustments net tax shortfall of $2.0 million related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs. In addition, the effective tax rate for the three and six months ended June 30, 2025 includes a net tax impact of $27.6 million related to the impact of the goodwill impairment recorded for financial accounting purposes which is required to be recorded discretely in the interim period in which it occurs due to it being a significant, infrequently occurring item.

The Company recognized adjustments of $2.7 million and $0.6 million for the three and six months ended June 30, 2026, respectively, of deferred tax assets related to the income tax benefit, derived from the net operating loss generated over the same period. The Company recognized adjustments of $1.3 million and $1.7 million for the three and six months ended June 30, 2025, respectively, of deferred tax assets related to the income benefit, derived from the net operating loss generated over the same period.

Deferred tax assets, net of $147.1 million as of June 30, 2026, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent exchanges of Post-Merger Repay Units by the Company. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $36.1 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date. Furthermore, as part of the 2029 Notes issuance on July 8, 2024, the Company incurred $39.2 million of costs for privately negotiated capped call transactions with certain financial institutions to cover the number of shares of Class A common stock underlying the 2029 Notes. The capped call had an initial strike price of $13.02 per share and a cap price of $20.42 per share, which is subject to certain adjustments. For tax purposes, this is considered a tax-efficient capped call (i.e., the capped call is integrated with the 2029 Notes in accordance with Section 1.1275-6 of the Code). As such, the total $39.2 million incurred to acquire the capped call is treated as original issue discount (“OID”) on synthetic debt and eligible for a deduction as interest expense over the life of the instrument, subject to certain limitations under 163(j). As a result of the capped call being booked as equity for GAAP purposes instead of OID on synthetic debt, the Company was required to set up a tax effected deferred tax asset of $9.9 million for the equivalent amount of the capped call. This temporary difference created as a result of the OID Interest Expense deduction is expected to be realized over the term of the instrument. In addition, as a result of the KUBRA Acquisition on June 1, 2026, an estimated opening balance sheet deferred tax liability net of $60.5 million was recorded. The transaction was recognized as a Qualified Stock Purchase within the meaning of Code Section 338(d)(3). As such, no

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

step up in the income tax asset basis was permitted creating an estimated net deferred tax liability related to the estimated tax asset basis difference of $26.6 million in the investment in Hawk Parent. The remaining $33.9 million represents the estimated opening balance sheet deferred tax liability of the estimated tax asset basis of KUBRA Canada.

The Company did not recognize any adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) recorded as a result of the ceiling rule limitation arising under Code Sec. 704(c) for the three and six months ended June 30, 2026, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions. As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized. It is not expected that the KUBRA Acquisition will change the valuation assertion with respect to the ceiling rule for the DTA.

No uncertain tax positions existed as of June 30, 2026.

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

As of June 30, 2026, the Company had a liability of $194.3 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in the Company’s Unaudited Condensed Consolidated Balance Sheet. The decrease of $6.6 million in the TRA liability for the six months ended June 30, 2026 was primarily a result of the payment of $13.7 million on the current balance of the TRA, partially offset by accretion and a decrease in the Early Termination Rate, as reported at December 31, 2025, over the same period.

14. Segments

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

Consumer Payments

The Consumer Payments segment provides an end-to-end bill payment platform, including bill design & presentment, communication services, and payment processing solutions (including debit and credit card processing, ACH

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to notify, distribute billing statements, collect payments, and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”) offering. RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other Independent Sales Organizations (“ISOs”) and payment facilitators. In addition, the Company provides professional services to clients for customization and configuration of the product suite offering. The strategic vertical markets served by the Consumer Payments segment primarily include utilities, personal loans, automotive loans, government, receivables management, financial institutions, credit unions, mortgage servicing, consumer healthcare, insurance, and diversified retail. The Consumer Payments segment represented approximately 86% and 85% of the Company’s total revenue after any intersegment eliminations for the three and six months ended June 30, 2026, respectively. The Consumer Payments segment represented approximately 86% of the Company’s total revenue after any intersegment eliminations for both the three and six months ended June 30, 2025.

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality. The Business Payments segment represented approximately 14% and 15% of the Company’s total revenue after any intersegment eliminations for both the three and six months ended June 30, 2026, respectively. The Business Payments segment represented approximately 14% of the Company’s total revenue after any intersegment eliminations for both the three and six months ended June 30, 2025.

The following table presents revenue, cost of services and gross profit for each reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Revenue
Consumer Payments	$93,730	$70,474	$168,798	$142,417
Business Payments	14,478	10,945	27,469	21,933
Elimination of intersegment revenues (1)	(7,503)	(5,793)	(14,768)	(11,399)
Total revenue	$100,705	$75,626	$181,499	$152,951
Cost of services (exclusive of depreciation and amortization)
Consumer Payments	$25,715	$15,045	$40,501	$30,278
Business Payments	4,364	3,359	8,885	6,790
Total cost of services (exclusive of depreciation and amortization)	$30,079	$18,404	$49,386	$37,068
Gross profit (2)
Consumer Payments	$68,015	$55,429	$128,297	$112,139
Business Payments	10,114	7,586	18,584	15,143
Elimination of intersegment revenues	(7,503)	(5,793)	(14,768)	(11,399)
Total gross profit	$70,626	$57,222	$132,113	$115,883

Total other operating expenses (3)	$73,883	$162,126	$135,377	$224,407
Total other income (expense)	(10,937)	(4,425)	(18,931)	(9,425)
Loss before income tax benefit	(14,194)	(109,329)	(22,195)	(117,949)
Income tax benefit	2,665	1,297	632	1,749
Net loss	$(11,529)	$(108,032)	$(21,563)	$(116,200)

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

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of June 30, 2026. The CODM reporting package does not include interest income (expense), net, depreciation and amortization, income tax benefit (expense) and discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.

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

Consumer Payments – Our Consumer Payments segment provides an end-to-end bill payment platform, including bill design & presentment, communication services, and payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable our clients to notify, distribute billing statements, collect payments from and disburse funds to consumers and includes our RCS offering. RCS is our proprietary clearing and settlement platform through which we market customizable payment processing programs to other ISOs and payment facilitators. In addition, the Company provides professional services to clients for customization and configuration of the product suite offering. The strategic vertical markets served by our Consumer Payments segment primarily include utilities, personal loans, automotive loans, government, receivables management, financial institutions, credit unions, mortgage servicing, consumer healthcare, insurance, and diversified retail.

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

Macroeconomic Conditions

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), evolving U.S. trade policies, supply chain issues and slower growth. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time. Finally, the impact of all of these various events on our results in the first six months of 2026 may not be necessarily indicative of their impact on our results for the remainder of 2026.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. During the three and six months ended June 30, 2026 and 2025, our chargeback rate was less than 1% of our card payment volume. With the KUBRA Acquisition, a portion of revenues are derived from bill presentment, communication services, and professional services solutions. Revenues derived from our bill presentment solutions represent a fixed fee per bill, which includes the design, preparation, printing, and distribution of paper or electronic bills, invoices, and documents. Communication services solutions primarily consist of automated messaging, including text and email communications, and service outage notifications for our utility clients. Revenues derived from communication services represent a fixed fee per an interaction, annual subscription fees, and annual maintenance and support fees. In addition, the Company provides professional services to clients for customization and configuration of the product suite offering. Revenues from professional services are recognized on a contract basis.

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

Interest expense. Interest expense consists of interest paid in respect of our indebtedness under the revolving credit facility, Term Loan Facility and convertible senior notes, amortization of deferred debt issuance costs and interest on finance lease liabilities.

Change in fair value of tax receivable liability. This amount represents the change in fair value of the tax receivable agreement liability. The TRA liability is carried at fair value; so, any change to the valuation of this liability is recognized through this line in Other income (expense). The change in fair value can result from the redemption or exchange of Post-Merger Repay Units for Class A common stock of Repay Holdings Corporation, through accretion of the discounted fair value of the expected future cash payments, changes to income tax rates, or changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Revenue	$100,705	$75,626	$181,499	$152,951
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	30,079	18,404	49,386	37,068
Selling, general and administrative	46,247	32,864	82,201	69,851
Depreciation and amortization	27,636	25,481	53,176	50,775
Impairment loss	—	103,781	—	103,781
Total operating expenses	103,962	180,530	184,763	261,475
Loss from operations	(3,257)	(104,904)	(3,264)	(108,524)
Other income (expense)
Interest income	289	1,197	704	2,553
Interest expense	(7,983)	(3,087)	(11,827)	(6,194)
Loss on extinguishment of debt	(974)	—	(974)	—
Change in fair value of tax receivable liability	(2,547)	(2,509)	(7,110)	(5,531)
Other income (loss), net	278	(26)	276	(253)
Total other income (expense)	(10,937)	(4,425)	(18,931)	(9,425)
Loss before income tax benefit	(14,194)	(109,329)	(22,195)	(117,949)
Income tax benefit	2,665	1,297	632	1,749
Net loss	$(11,529)	$(108,032)	$(21,563)	$(116,200)
Less: Net loss attributable to non-controlling interest	(543)	(5,781)	(637)	(6,002)
Net loss attributable to the Company	$(10,986)	$(102,251)	$(20,926)	$(110,198)

Weighted-average shares of Class A common stock outstanding - basic and diluted	83,285,379	88,647,823	82,903,732	88,825,785

Loss per Class A share attributable to the Company - basic and diluted	$(0.13)	$(1.15)	$(0.25)	$(1.24)

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenue

Total revenue was $100.7 million for the three months ended June 30, 2026, and $75.6 million for the three months ended June 30, 2025, an increase of $25.1 million or 33.2%. This increase was the result of newly signed clients and the growth of our existing clients, as well as the KUBRA Acquisition. For the three months ended June 30, 2026, incremental revenues of approximately $20.8 million are attributable to KUBRA.

Cost of Services

Costs of services were $30.1 million for the three months ended June 30, 2026, and $18.4 million for the three months ended June 30, 2025, an increase of $11.7 million or 63.6%. This increase was the result of newly signed clients and the growth of our existing clients, as well as the KUBRA Acquisition. For the three months ended June 30, 2026, incremental cost of services of approximately $11.4 million are attributable to KUBRA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $46.2 million for the three months ended June 30, 2026, and $32.9 million for the three months ended June 30, 2025, an increase of $13.4 million or 40.8%, primarily due to a $5.0 million increase from the KUBRA Acquisition, a $3.9 million increase in legal and transaction expenses related to the KUBRA Acquisition and a settlement of litigation, a $2.0 million increase in compensation expenses and a $1.7 million increase in equity compensation expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $27.6 million for the three months ended June 30, 2026, and $25.5 million for the three months ended June 30, 2025, an increase of $2.2 million or 8.6%, primarily driven by an increase in client relationships amortization and depreciation and amortization related to the KUBRA Acquisition of $1.7 million.

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

Interest Income

Interest income was $0.3 million for the three months ended June 30, 2026, and $1.2 million for the three months ended June 30, 2025, due to lower average interest rates earned on our cash and cash equivalents.

Interest Expense

Interest expense was $8.0 million for the three months ended June 30, 2026, and $3.1 million for the three months ended June 30, 2025, due to a higher outstanding principal balance under the Term Loan Facility and convertible senior notes.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $2.5 million for the three months ended June 30, 2026, compared to a $2.5 million loss for the three months ended June 30, 2025. There was no difference in the fair value adjustments because the lower discount rate, or Early Termination Rate, on June 30, 2026, compared to June 30, 2025, was offset by a higher Tax Receivable Liability over the same measurement period.

Income Tax Benefit

Income tax benefit was $2.7 million for the three months ended June 30, 2026. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation adjustments net tax shortfall, the net tax impact of the write-off of deferred debt issuance costs, and the net tax impact of non-deductible transaction costs from the KUBRA Acquisition, which are all required to be recorded discretely in the interim period in which they occur. The income tax benefit was $1.3 million for the three months ended June 30, 2025, which was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation expense net tax shortfall and the impact of the recording of the non-cash impairment loss.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenue

Total revenue was $181.5 million for the six months ended June 30, 2026, and $153.0 million for the six months ended June 30, 2025, an increase of $28.5 million or 18.6%. This increase was the result of newly signed clients and the growth of our existing clients, as well as the KUBRA Acquisition. For the six months ended June 30, 2026, incremental revenues of approximately $20.8 million are attributable to KUBRA.

Cost of Services

Costs of services were $49.4 million for the six months ended June 30, 2026, and $37.1 million for the six months ended June 30, 2025, an increase of $12.3 million or 33.2%. This increase was the result of newly signed clients and the growth of our existing clients, as well as the KUBRA Acquisition. For the six months ended June 30, 2026, incremental cost of services of approximately $11.4 million are attributable to KUBRA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $82.2 million for the six months ended June 30, 2026, and $69.9 million for the six months ended June 30, 2025, an increase of $12.4 million or 17.8%, primarily due to a $5.0 million increase from the KUBRA Acquisition, a $4.5 million increase in legal and transaction expenses related to the KUBRA Acquisition and a settlement of litigation, as well as a $3.0 million increase in compensation expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $53.2 million for the six months ended June 30, 2026, and $50.8 million for the six months ended June 30, 2025, an increase of $2.4 million or 4.7%, primarily driven by an increase in client relationships amortization and depreciation and amortization related to the KUBRA Acquisition of $1.7 million.

Impairment Loss

We incurred a non-cash impairment loss of $103.8 million during the six months ended June 30, 2025, primarily due to a $103.2 million goodwill impairment loss related to the Consumer Payments segment. The fair value of the Consumer Payments reporting unit was primarily impacted by a change in the discount rate and the decrease to comparable publicly traded companies’ multiples.

Interest Income

Interest income was $0.7 million for the six months ended June 30, 2026, and $2.6 million for the six months ended June 30, 2025, due to lower average interest rates earned on our cash and cash equivalents.

Interest Expense

Interest expense was $11.8 million for the six months ended June 30, 2026, and $6.2 million for the six months ended June 30, 2025, due to a higher outstanding principal balance under the Term Loan Facility and convertible senior notes.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $7.1 million for the six months ended June 30, 2026, compared to a $5.5 million loss for the six months ended June 30, 2025, an increase of $1.6 million. This increase was due to a higher fair value adjustments related to the tax receivable liability, primarily as a result of accretion, adjustment to the net present value as a result of payments made, and changes to the discount rate, or Early Termination Rate, used to determine the fair value of the liability.

Income Tax Benefit

Income tax benefit was $0.6 million for the six months ended June 30, 2026. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation adjustments net tax shortfall, the net tax impact of the write-off of deferred debt issuance costs, and the net tax impact of non-deductible transaction costs from the KUBRA Acquisition, which are all required to be recorded discretely in the interim period in which they occur. The income tax benefit was $1.7 million for the six months ended June 30, 2025, which was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation expense net tax shortfall and the impact of the recording of the non-cash impairment loss.

Segments

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments.

The following table presents our segment revenue and selected performance measures.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Revenue
Consumer Payments	$93,730	$70,474	$168,798	$142,417
Business Payments	14,478	10,945	27,469	21,933
Elimination of intersegment revenues (1)	(7,503)	(5,793)	(14,768)	(11,399)
Total revenue	$100,705	$75,626	$181,499	$152,951
Gross profit (2)
Consumer Payments	$68,015	$55,429	$128,297	$112,139
Business Payments	10,114	7,586	18,584	15,143
Elimination of intersegment revenues (1)	(7,503)	(5,793)	(14,768)	(11,399)
Total gross profit	$70,626	$57,222	$132,113	$115,883

Total gross profit margin (3)	70%	76%	73%	76%

(1)
Represents revenue eliminations between business units within the Consumer Payments segment and Business Payments segment, as well as eliminations of intersegment revenues for consolidation purpose.
(2)
Gross profit represents revenue less cost of services (exclusive of depreciation and amortization).
(3)
Gross profit margin represents total gross profit / total revenue.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Consumer Payments

Revenue for the Consumer Payments segment was $93.7 million for the three months ended June 30, 2026 and $70.5 million for the three months ended June 30, 2025, representing a $23.3 million or 33.1% year-over-year increase. This increase was the result of newly signed clients and the growth of our existing clients, as well as the KUBRA Acquisition. For the three months ended June 30, 2026, incremental revenues of approximately $20.8 million are attributable to KUBRA.

Gross profit for the Consumer Payments segment was $68.0 million for the three months ended June 30, 2026 and $55.4 million for the three months ended June 30, 2025, representing a $12.6 million or 22.7% year-over-year increase. This increase was the result of newly signed clients and the growth of our existing clients, as well as the KUBRA Acquisition. For the three months ended June 30, 2026, incremental gross profit of approximately $9.4 million are attributable to KUBRA.

Business Payments

Revenue for the Business Payments segment was $14.5 million for the three months ended June 30, 2026 and $10.9 million for the three months ended June 30, 2025, representing a $3.5 million or 32.0% year-over-year increase. This increase was the result of the growth from newly signed clients and existing clients, as well as political media spending in the second quarter of 2026.

Gross profit for the Business Payments segment was $10.1 million for the three months ended June 30, 2026 and $7.6 million for the three months ended June 30, 2025, representing a $2.5 million or 33.0% year-over-year increase. This increase was the result of the growth from newly signed clients and existing clients, as well as political media spending in the second quarter of 2026.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Consumer Payments

Revenue for the Consumer Payments segment was $168.8 million for the six months ended June 30, 2026 and $142.4 million for the six months ended June 30, 2025, representing a $26.4 million or 18.5% year-over-year increase. This increase was the result of newly signed clients and the growth of our existing clients, as well as the KUBRA Acquisition. For the six months ended June 30, 2026, incremental revenues of approximately $20.8 million are attributable to KUBRA.

Gross profit for the Consumer Payments segment was $128.3 million for the six months ended June 30, 2026 and $112.1 million for the six months ended June 30, 2025, representing a $16.2 million or 14.4% year-over-year increase. This increase was the result of newly signed clients and the growth of our existing clients, as well as the KUBRA Acquisition. For the six months ended June 30, 2026, incremental gross profit of approximately $9.4 million are attributable to KUBRA.

Business Payments

Revenue for the Business Payments segment was $27.5 million for the six months ended June 30, 2026 and $21.9 million for the six months ended June 30, 2025 representing a $5.5 million or 25.1% year-over-year increase. This increase was the result of the growth from newly signed clients and existing clients, as well as political media spending in the first half of 2026.

Gross profit for the Business Payments segment was $18.6 million for the six months ended June 30, 2026 and $15.1 million for the six months ended June 30, 2025, representing a $3.4 million or 22.5% year-over-year increase. This increase was the result of the growth from newly signed clients and existing clients, as well as political media spending in the first half of 2026.

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

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three and six months ended June 30, 2026 and 2025 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three and six months ended June 30, 2026 and 2025.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,
($ in thousands)	2026	2025
Revenue	$100,705	$75,626
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$30,079	$18,404
Selling, general and administrative	46,247	32,864
Depreciation and amortization	27,636	25,481
Impairment loss	—	103,781
Total operating expenses	$103,962	$180,530
Loss from operations	$(3,257)	$(104,904)
Other income (expense)
Interest income	289	1,197
Interest expense	(7,983)	(3,087)
Loss on extinguishment of debt	(974)	—
Change in fair value of tax receivable liability	(2,547)	(2,509)
Other income (loss), net	278	(26)
Total other income (expense)	(10,937)	(4,425)
Loss before income tax benefit	(14,194)	(109,329)
Income tax benefit	2,665	1,297
Net loss	$(11,529)	$(108,032)

Add:
Interest income	(289)	(1,197)
Interest expense	7,983	3,087
Depreciation and amortization (a)	27,636	25,481
Income tax benefit	(2,665)	(1,297)
EBITDA	$21,136	$(81,958)

Non-cash impairment loss (b)	—	103,781
Loss on extinguishment of debt (c)	974	—
Non-cash change in fair value of assets and liabilities (d)	2,547	2,509
Share-based compensation expense (e)	4,736	3,049
Transaction expenses (f)	2,780	394
Restructuring and other strategic initiative costs (g)	2,113	2,724
Other non-recurring charges (h)	2,015	1,312
Adjusted EBITDA	$36,301	$31,811

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the six months ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2026	2025
Revenue	$181,499	$152,951
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$49,386	$37,068
Selling, general and administrative	82,201	69,851
Depreciation and amortization	53,176	50,775
Impairment loss	—	103,781
Total operating expenses	$184,763	$261,475
Loss from operations	$(3,264)	$(108,524)
Other income (expense)
Interest income	704	2,553
Interest expense	(11,827)	(6,194)
Loss on extinguishment of debt	(974)	—
Change in fair value of tax receivable liability	(7,110)	(5,531)
Other income (loss), net	276	(253)
Total other income (expense)	(18,931)	(9,425)
Loss before income tax benefit	(22,195)	(117,949)
Income tax benefit	632	1,749
Net loss	$(21,563)	$(116,200)

Add:
Interest income	(704)	(2,553)
Interest expense	11,827	6,194
Depreciation and amortization (a)	53,176	50,775
Income tax benefit	(632)	(1,749)
EBITDA	$42,104	$(63,533)

Non-cash impairment loss (b)	—	103,781
Loss on extinguishment of debt (c)	974	—
Non-cash change in fair value of assets and liabilities (d)	7,110	5,531
Share-based compensation expense (e)	9,756	9,094
Transaction expenses (f)	3,038	1,176
Restructuring and other strategic initiative costs (g)	3,980	6,235
Other non-recurring charges (h)	3,701	2,702
Adjusted EBITDA	$70,663	$64,986

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,
($ in thousands)	2026	2025
Revenue	$100,705	$75,626
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$30,079	$18,404
Selling, general and administrative	46,247	32,864
Depreciation and amortization	27,636	25,481
Impairment loss	—	103,781
Total operating expenses	$103,962	$180,530
Loss from operations	$(3,257)	$(104,904)
Other income (expense)
Interest income	289	1,197
Interest expense	(7,983)	(3,087)
Loss on extinguishment of debt	(974)	—
Change in fair value of tax receivable liability	(2,547)	(2,509)
Other income (loss), net	278	(26)
Total other income (expense)	(10,937)	(4,425)
Loss before income tax benefit	(14,194)	(109,329)
Income tax benefit	2,665	1,297
Net loss	$(11,529)	$(108,032)

Add:
Amortization of acquisition-related intangibles (i)	21,954	19,506
Non-cash impairment loss (b)	—	103,781
Loss on extinguishment of debt (c)	974	—
Non-cash change in fair value of assets and liabilities (d)	2,547	2,509
Share-based compensation expense (e)	4,736	3,049
Transaction expenses (f)	2,780	394
Restructuring and other strategic initiative costs (g)	2,113	2,724
Other non-recurring charges (h)	2,015	1,312
Non-cash interest expense (j)	476	809
Pro forma taxes at effective rate (k)	(8,174)	(6,969)
Adjusted Net Income	$17,892	$19,083

Shares of Class A common stock outstanding (on an as-converted basis) (l)	88,571,262	93,937,366
Adjusted Net Income per share	$0.20	$0.20

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the six months ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2026	2025
Revenue	$181,499	$152,951
Operating expenses
Costs of services (exclusive of depreciation and amortization shown separately below)	$49,386	$37,068
Selling, general and administrative	82,201	69,851
Depreciation and amortization	53,176	50,775
Impairment loss	—	103,781
Total operating expenses	$184,763	$261,475
Loss from operations	$(3,264)	$(108,524)
Other income (expense)
Interest income	704	2,553
Interest expense	(11,827)	(6,194)
Loss on extinguishment of debt	(974)	—
Change in fair value of tax receivable liability	(7,110)	(5,531)
Other income (loss), net	276	(253)
Total other income (expense)	(18,931)	(9,425)
Loss before income tax benefit	(22,195)	(117,949)
Income tax benefit	632	1,749
Net loss	$(21,563)	$(116,200)

Add:
Amortization of acquisition-related intangibles (i)	41,763	38,835
Non-cash impairment loss (b)	—	103,781
Loss on extinguishment of debt (c)	974	—
Non-cash change in fair value of assets and liabilities (d)	7,110	5,531
Share-based compensation expense (e)	9,756	9,094
Transaction expenses (f)	3,038	1,176
Restructuring and other strategic initiative costs (g)	3,980	6,235
Other non-recurring charges (h)	3,701	2,702
Non-cash interest expense (j)	1,035	1,619
Pro forma taxes at effective rate (k)	(12,500)	(13,411)
Adjusted Net Income	$37,294	$39,362

Shares of Class A common stock outstanding (on an as-converted basis) (l)	88,189,615	94,146,654
Adjusted Net Income per share	$0.42	$0.42

(a)
See footnote (i) for details on amortization and depreciation expenses.
(b)
Reflects non-cash goodwill impairment loss primarily related to the Consumer Payments segment.
(c)
Reflects a loss on the extinguishment of the revolving credit facility, net of a write-off of debt issuance costs relating to the principal.
(d)
Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(e)
Represents compensation expense associated with equity compensation plans.
(f)
Primarily consists of (i) during the three and six months ended June 30, 2026, professional service fees and other costs incurred in connection with the KUBRA Acquisition and (ii) during the three and six months ended June 30, 2025, professional service fees and other costs incurred in connection with prior transactions.
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

(i)
For the three and six months ended June 30, 2026, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol, Payix and KUBRA. For the three and six months ended June 30, 2025, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Acquisition-related intangibles	$21,954	$19,506	$41,763	$38,835
Software	3,833	5,815	9,353	11,297
Amortization	$25,787	$25,321	$51,116	$50,132
Depreciation	1,849	160	2,060	643
Total Depreciation and amortization (1)	$27,636	$25,481	$53,176	$50,775
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
(l)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three and six months ended June 30, 2026 and 2025. These numbers do not include any shares issuable upon conversion of our 2026 Notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average shares of Class A common stock outstanding - basic	83,285,379	88,647,823	82,903,732	88,825,785
Add: Non-controlling interests
Weighted average Post-Merger Repay Units exchangeable for Class A common stock	5,285,883	5,289,543	5,285,883	5,320,869
Shares of Class A common stock outstanding (on an as-converted basis)	88,571,262	93,937,366	88,189,615	94,146,654

Adjusted EBITDA for the three months ended June 30, 2026 and 2025 was $36.3 million and $31.8 million, respectively, representing a 14.1% year-over-year increase. Adjusted EBITDA for the six months ended June 30, 2026 and 2025 was $70.7 million and $65.0 million, respectively, representing an 8.7% year-over-year increase.

Adjusted Net Income for the three months ended June 30, 2026 and 2025 was $17.9 million and $19.1 million, respectively, representing a 6.2% year-over-year decrease. Adjusted Net Income for the six months ended June 30, 2026 and 2025 was $37.3 million and $39.4 million, respectively, representing a 5.3% year-over-year decrease.

Net loss attributable to the Company for the three months ended June 30, 2026 and 2025 was $11.0 million and $102.3 million, respectively, representing an 89.3% year-over-year improvement in our profitability. Net loss attributable to the Company for the six months ended June 30, 2026 and 2025 was $20.9 million and $110.2 million, respectively, representing an 81.0% year-over-year improvement in our profitability.

The increase in Adjusted EBITDA and improvement in net loss attributable to the Company for the three and six months ended June 30, 2026 were primarily due to the KUBRA Acquisition, the organic growth of our business from newly signed clients and the growth of existing clients and cost savings initiatives. The decreases in Adjusted Net Income and net loss attributable to the Company for the three and six months ended June 30, 2026 were primarily due to increased interest expense and lower interest income.

Seasonality

We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenues as a result of consumer spending and political media spending patterns. Revenues during the first quarter of the calendar year tend to increase in comparison to the remaining three quarters of the calendar year. This increase is due to consumers’ receipt of tax refunds and the increases in repayment activity levels that follow. There are external factors such as weather and natural disasters that can create seasonal impacts, especially in our utilities vertical. In addition, Business Payments revenue from clients in our media payments business is cyclical. Revenue connected to political advertising spending increases significantly during the third and fourth quarter of election years, such as the mid-term and presidential election cycles. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the similar seasonal factors as our revenues.

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of June 30, 2026, we had $83.7 million of cash and cash equivalents and available borrowing capacity of $100.0 million under the Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $43.8 million as of June 30, 2026.

Our primary cash needs are to fund working capital requirements, invest in technology development, fund acquisitions and related contingent consideration, including make principal and interest payments on, refinance or repurchase our outstanding indebtedness, repurchase stock under our Share Repurchase Program, and pay tax distributions to members of Hawk Parent. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity will be sufficient to fund our operations, planned capital expenditures, acquisitions, commitment letters and to service our debt obligations for the next twelve months and the following five years.

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

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). On May 8, 2025, our board of directors approved the increase of its authorized Share Repurchase Program to up to $75 million. The Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. As of June 30, 2026, we have $23.0 million remaining capacity under the Share Repurchase Program.

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Net cash provided by operating activities	$57,062	$35,568
Net cash used in investing activities	(394,969)	(21,002)
Net cash provided by (used in) financing activities	309,707	(42,295)

Cash Flow from Operating Activities

Net cash provided by operating activities was $57.1 million and $35.6 million for the six months ended June 30, 2026 and 2025, respectively, which reflects net income as adjusted for non-cash operating items including depreciation and amortization, share-based compensation, and changes in working capital accounts.

Cash Flow from Investing Activities

Net cash used in investing activities was $395.0 million for the six months ended June 30, 2026, due to the KUBRA Acquisition.

Net cash used in investing activities was $21.0 million for the six months ended June 30, 2025, due to the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash provided by financing activities was $309.7 million for the six months ended June 30, 2026, due to the withdrawal of the Term Loan Facility and revolving credit facility under the Second Amended Credit Agreement, partially offset by the repayments of the revolving credit facility under the Second Amended Credit Agreement and the 2026 Notes, a payment under the TRA and the payments for tax withholding related to shares vesting under the Incentive Plan and ESPP.

Net cash used in financing activities was $42.3 million for the six months ended June 30, 2025, due to shares repurchased under the Share Repurchase Program, a payment under the TRA and the payments for tax withholding related to shares vesting under the Incentive Plan and ESPP.

Indebtedness

2026 Credit Agreement

On June 1, 2026, we entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions party thereto, as lenders, and Truist Bank, as administrative agent. The Credit Agreement provides for (i) a senior secured first lien term loan facility in an aggregate principal amount of $500.0 million (the “Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Credit Facility”), which includes a $15.0 million sublimit for letters of credit and a $15.0 million swingline subfacility. The Revolving Credit Facility is available in U.S. dollars and Canadian dollars, subject to a cap on Canadian dollar borrowings. The Credit Agreement permits the Borrower to increase the principal amount of the Term Loan Facility or the Revolving Credit Facility subject to certain restrictions and conditions. Borrowings under the Credit Agreement bear interest, at our option, at either (i) a term SOFR-based rate plus an applicable margin or (ii) a base rate plus an applicable margin, in each case as set forth in the Credit Agreement. The applicable margin under the Term Loan Facility is 5.5% for term SOFR loans and 4.5% for base rate loans, and the applicable margin under the Revolving Credit Facility is initially 4.25% for term SOFR loans and 3.25% for base rate loans, with the Revolving Credit Facility margin subject to certain adjustments as set forth in the Credit Agreement. The Term Loan Facility matures on the earlier of (a) the seventh anniversary of the Closing Date and (b) the date that is 91 days prior to the maturity date of the Company’s 2.875% Convertible Senior Notes due 2029 (subject to certain exceptions for adequate liquidity). The maturity date of the Term Loan Facility may be extended, subject to certain terms and conditions. The Term Loan Facility is subject to scheduled quarterly amortization, with the balance due at maturity. The Revolving Credit Facility matures on the earlier of (a) the fifth anniversary of the Closing Date, (b) the date that is 182 days prior to the maturity date of the Company’s 2.875% Convertible Senior Notes due 2029 (subject to certain exceptions for adequate liquidity) and (c) the date that is 91 days prior to the maturity date of the Company’s 2.875% Convertible Senior Notes due 2029 (subject to certain exceptions for adequate liquidity). The Credit Agreement includes customary provisions regarding mandatory and voluntary prepayments and commitment reductions.

As of June 30, 2026, we had $500.0 million outstanding under the Term Loan Facility. We paid $0.0 million in fees related to unused commitments for the Revolving Credit Facility for both the three and six months ended June 30, 2026.

2024 Second Amended Credit Agreement

On July 10, 2024, we entered into the Second Amended Credit Agreement with certain financial institutions, as lenders, and Truist Bank, as administrative agent. The Second Amended Credit Agreement established a $250.0 million senior secured revolving credit facility. This facility matured on the earlier of (a) July 10, 2029, (b) the date that is 91 days prior to the maturity date of the 2026 Notes (subject to certain exceptions for adequate liquidity) and (c) the date that is 91 days prior to the maturity date of the 2029 Notes (subject to certain exceptions for adequate liquidity), subject to extension.

On June 1, 2026, in connection with our entry into the Credit Agreement, we repaid in full all outstanding obligations and terminated all commitments pursuant to the Second Amended Credit Agreement.

We paid $0.1 million and $0.2 million in fees related to unused commitments under the Second Amended Credit Agreement for the three and six months ended June 30, 2026, respectively. We paid $0.2 million and $0.3 million in fees related to unused commitments under the Second Amended Credit Agreement for the three and six months ended June 30, 2025, respectively.

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

As of June 30, 2026, we had borrowings outstanding of $753.1 million, net of deferred issuance costs, under the Term Loan Facility and the 2029 Notes. We were in compliance with the related restrictive covenants. Additionally, we currently expect that we will remain in compliance with the restrictive covenants under the 2029 Notes and the Credit Agreement, prospectively.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

There have been no significant changes to our critical accounting policies and critical accounting estimates for the six months ended June 30, 2026. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, for a complete discussion of critical accounting policies and critical accounting estimates.

For information related to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies, to our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Effects of Inflation

While inflation may impact our revenues and cost of services, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. Inflationary pressures can lead to higher average bills, especially in our utility vertical. Our ability to adjust pricing can typically lag behind the impacts of inflation on clients and rising bill amounts. There can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our Term Loan Facility and Revolving Credit Facility under the Credit Agreement have floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and SOFR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of June 30, 2026, we had Term Loan Facility and convertible senior notes indebtedness of $753.1 million, net of deferred issuance costs outstanding. As of December 31, 2025, we had convertible senior notes of $426.5 million, net of deferred issuance costs, outstanding. The Term Loan Facility borrowings under the Credit Agreement accrue interest at either a base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 4.5%, or at an adjusted SOFR rate plus a margin of 5.5%, in each case as set forth in the Credit Agreement. The Revolving Credit Facility borrowings under the Credit Agreement accrue interest at either a base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 2.75% to 3.75%, or at an adjusted SOFR rate plus a margin of 3.75% to 4.25% under the Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our acquisition of KUBRA involves a number of risks, the occurrence of which could adversely affect our business, financial condition, and operating results.

In March 2026, we entered into a stock purchase agreement to acquire KUBRA, and we closed the KUBRA Acquisition on June 1, 2026. The acquisition involves certain risks, the occurrence of which could adversely affect our business, financial condition, and operating results, including:

•
the incurrence of indebtedness in connection with the acquisition, which increased our leverage and debt service obligations and may reduce our financial flexibility;
•
diversion of management's attention to integrate KUBRA’s operations following the closing of the acquisition;
•
difficulties in integrating KUBRA’s business and operations, including the risk that the combined company does not operate as effectively or efficiently as expected;
•
significant transactions costs and expenses associated with the acquisition; and
•
potential loss of key KUBRA employees, partners or customers, or other adverse effects on existing business relationships with partners or customers, including as a result of uncertainty following the acquisition.

Our acquisitions, including the KUBRA Acquisition, subject us to a variety of risks relating to the integration and operation of those acquisitions or otherwise that could harm our business and the anticipated benefits from our acquisitions may not be realized on the expected timeline or at all.

We may experience various challenges associated with the integration and operation of our acquired businesses, including the KUBRA Acquisition, such as:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes such purchases of Class A common stock made by us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) for the three months ended June 30, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (2)
April 1 - 30, 2026	1,477	$3.19	—	$—
May 1 - 31, 2026	4,264	3.48	—	—
June 1 - 30, 2026	3,109	3.45	—	—
Total	8,850	$3.42	—	$22,967,359
(1)
Includes 8,850 shares that we withheld pursuant to the Incentive Plan and the ESPP in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan and share purchases under the ESPP, which, in each case, we withheld at fair market value on the applicable vesting date or purchase date.
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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act), except as follows:

On June 16, 2026, Tyler B. Dempsey, our General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defenses of Rule 10b5-1(c) for the sale of up to 100,000 shares of our Class A common stock. The duration of this trading arrangement is until May 7, 2027 (or earlier if all transactions under the trading arrangement have been completed or certain other events occur).

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

10.1

Third Amended and Restated Repay Holdings Corporation Omnibus Incentive Plan (as Amended and Restated Effective as of June 10, 2026) (incorporated by reference to Annex A to the Company's proxy statement (File No. 001-38531), filed with the SEC on May 11, 2026).

10.2

Credit Agreement, dated June 1, 2026, by and among Repay Holdings Corporation, Hawk Parent Holdings LLC, Truist Bank, as Administrative Agent, and the other parties thereto (incorporate by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2026).

10.3

First Amendment to Credit Agreement, dated as of June 12, 2026, by and among Hawk Parent Holdings LLC, Truist Bank, as Administrative Agent, and the lender parties thereto (incorporate by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 15, 2026).

10.4	Form of Restricted Stock Employment Inducement Award Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 filed on June 16, 2026).

10.5	Form of Performance-Based Restricted Stock Units Employment Inducement Award Agreement (TSR) (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 filed on June 16, 2026).

10.6	Form of Performance-Based Restricted Stock Units Employment Inducement Award Agreement (Adjusted EBITDA) (incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 filed on June 16, 2026).

10.7	Form of Restricted Stock Units Employment Inducement Award Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 filed on June 16, 2026).

10.8	Cooperation Agreement, dated July 13, 2026, by and between the Company and PCP Managers II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 14, 2026).

31.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company’s Form 10‑Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes In Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

REPAY HOLDINGS CORPORATION
(Registrant)

Date: August 10, 2026	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Robert S. Houser
Robert S. Houser
Chief Financial Officer
(Principal Financial Officer)