Form 10-Q
period 2026-09-30
Repay Holdings Corp
filed 2026-11-09
CIK 1720592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, there are 89,732,939 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding (which number includes 6,786,743 shares of unvested restricted stock that have voting rights) and 100 shares of the registrant’s Class V common stock, par value of $0.0001 per share, outstanding. As of November 4, 2026, the holders of such outstanding shares of Class V common stock also hold 5,271,423 units in a subsidiary of the registrant and such units are exchangeable into shares of the registrant’s Class A common stock on a one-for-one basis.

REPAY HOLDINGS CORPORATION

Quarterly Report on Form 10‑Q

For the quarter ended September 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REPAY HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

($ in thousands)	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$63,826	$115,692
Current restricted cash	33,307	29,327
Accounts receivable, net	75,520	33,172
Inventories	2,401	—
Prepaid expenses and other	28,300	18,641
Total current assets	203,354	196,832

Property and equipment, net	4,380	1,243
Noncurrent restricted cash	7,465	10,633
Intangible assets, net	560,472	329,844
Goodwill	651,539	474,512
Operating lease right-of-use (“ROU”) assets, net	15,464	8,866
Deferred tax assets	154,474	173,028
Other assets	5,080	4,791
Total noncurrent assets	1,398,874	1,002,917
Total assets	$1,602,228	$1,199,749

Liabilities
Accounts payable	$50,081	$25,177
Accrued expenses	58,827	52,959
Contract liabilities	26,400	1,211
Current maturities of long-term debt, net	5,000	146,477
Current operating lease liabilities	5,126	1,548
Current finance lease liabilities	453	—
Current tax receivable agreement ($0 and $1,555 held for related parties as of September 30, 2026 and December 31, 2025, respectively)	—	13,702
Other current liabilities	255	666
Total current liabilities	146,142	241,740

Long-term debt, net	748,310	280,065
Noncurrent operating lease liabilities	11,888	8,790
Noncurrent finance lease liabilities	919	—
Deferred tax liabilities	37,996	—
Tax receivable agreement, net of current portion ($8,038 and $20,748 held for related parties as of September 30, 2026 and December 31, 2025, respectively)	192,354	187,239
Other liabilities	133	133
Total noncurrent liabilities	991,600	476,227
Total liabilities	$1,137,742	$717,967

Commitments and contingencies (Note 11)

Stockholders' equity
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized; 96,307,625 issued and 82,931,736 outstanding as of September 30, 2026; 95,138,635 issued and 81,762,746 outstanding as of December 31, 2025	8	8
Class V common stock, $0.0001 par value; 1,000 shares authorized and 100 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Treasury stock, 13,375,889 shares repurchased as of both September 30, 2026 and December 31, 2025	(92,025)	(92,025)
Additional paid-in capital	1,181,662	1,166,998
Accumulated deficit	(620,813)	(590,550)
Total Repay stockholders' equity	$468,832	$484,431
Non-controlling interests	(4,346)	(2,649)
Total equity	$464,486	$481,782
Total liabilities and equity	$1,602,228	$1,199,749

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Revenue	$153,398	$77,725	$334,897	$230,676
Operating expenses
Costs of services	53,914	19,935	103,300	57,003
Selling, general and administrative	62,700	35,159	144,901	105,010
Depreciation and amortization	36,681	25,640	89,857	76,415
Impairment loss	—	—	—	103,781
Total operating expenses	153,295	80,734	338,058	342,209
Income (loss) from operations	103	(3,009)	(3,161)	(111,533)
Other income (expense)
Interest income	264	911	968	3,464
Interest expense	(15,548)	(3,085)	(27,375)	(9,279)
Gain (loss) on extinguishment of debt	(205)	1,374	(1,179)	1,374
Change in fair value of tax receivable liability	1,995	(4,607)	(5,115)	(10,138)
Other income (loss), net	168	(9)	444	(262)
Total other income (expense)	(13,326)	(5,416)	(32,257)	(14,841)
Loss before income tax benefit	(13,223)	(8,425)	(35,418)	(126,374)
Income tax benefit	2,820	1,808	3,452	3,557
Net loss	$(10,403)	$(6,617)	$(31,966)	$(122,817)
Less: Net loss attributable to non-controlling interests	(1,066)	(203)	(1,703)	(6,205)
Net loss attributable to the Company	$(9,337)	$(6,414)	$(30,263)	$(116,612)

Loss per Class A share attributable to the Company:
Basic and diluted	$(0.11)	$(0.08)	$(0.36)	$(1.34)
Weighted-average shares outstanding:
Basic and diluted	83,502,242	82,579,954	83,105,427	86,720,963

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at June 30, 2025	84,629,308	$9	100	$—	$1,154,141	$(76,427)	$(444,024)	$5,705	$639,404
Exchange of Post-Merger Repay Units	3,660	—		—	4	—	—	(4)	—
Release of share awards vested under Incentive Plan	79,191	—		—	—	—	—	—	—
Tax withholding related to shares vesting under Incentive Plan	(22,859)	—		—	(121)	—	—	—	(121)
Treasury shares repurchased	(3,118,690)	(1)		—	(165)	(15,606)	—	12	(15,760)
Stock-based compensation	—	—		—	5,508	—	—	—	5,508
Net loss	—	—		—	—	—	(6,414)	(203)	(6,617)
Balance at September 30, 2025	81,570,610	$8	100	$—	$1,159,367	$(92,033)	$(450,438)	$5,510	$622,414

Balance at June 30, 2026	82,892,959	$8	100	$—	$1,176,036	$(92,025)	$(611,476)	$(3,280)	$469,263
Release of share awards vested under Incentive Plan	54,769	—		—	—	—	—	—	—
Tax withholding related to shares vesting under Incentive Plan	(15,992)	—		—	(60)	—	—	—	(60)
Treasury shares repurchased	—	—		—	—	—	—	—	—
Stock-based compensation	—	—		—	5,686	—	—	—	5,686
Net loss	—	—		—	—	—	(9,337)	(1,066)	(10,403)
Balance at September 30, 2026	82,931,736	$8	100	$—	$1,181,662	$(92,025)	$(620,813)	$(4,346)	$464,486

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited) (Continued)

	Repay Stockholders
	Class A Common Stock		Class V Common Stock		Additional Paid-In	Treasury	Accumulated	Non-controlling	Total
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at December 31, 2024	88,239,494	$9	100	$—	$1,148,871	$(53,782)	$(333,826)	$11,897	$773,169
Exchange of Post-Merger Repay Units	93,660	—		—	201	—	—	(201)	—
Release of share awards vested under Incentive Plan and ESPP	1,618,254	—		—	—	—	—	—	—
Tax withholding related to shares vesting under Incentive Plan and ESPP	(497,642)	—		—	(3,437)	—	—	4	(3,433)
Treasury shares repurchased	(7,883,156)	(1)		—	(186)	(38,251)	—	33	(38,405)
Stock-based compensation	—	—		—	13,918	—	—	(18)	13,900
Net loss	—	—		—	—	—	(116,612)	(6,205)	(122,817)
Balance at September 30, 2025	81,570,610	$8	100	$—	$1,159,367	$(92,033)	$(450,438)	$5,510	$622,414

Balance at December 31, 2025	81,762,746	$8	100	$—	$1,166,998	$(92,025)	$(590,550)	$(2,649)	$481,782
Release of share awards vested under Incentive Plan and ESPP	1,703,201	—		—	823	—	—	—	823
Tax withholding related to shares vesting under Incentive Plan and ESPP	(534,211)	—		—	(1,592)	—	—	(2)	(1,594)
Treasury shares repurchased	—	—		—	—	—	—	—	—
Stock-based compensation	—	—		—	15,433	—	—	8	15,441
Net loss	—	—		—	—	—	(30,263)	(1,703)	(31,966)
Balance at September 30, 2026	82,931,736	$8	100	$—	$1,181,662	$(92,025)	$(620,813)	$(4,346)	$464,486

See accompanying notes to condensed consolidated financial statements.

REPAY HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(31,966)	$(122,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89,857	76,415
Stock based compensation	15,441	13,900
Amortization of debt issuance costs	3,169	2,397
Loss (Gain) on extinguishment of debt	1,179	(1,374)
Other loss	—	267
Fair value change in tax receivable agreement liability	5,115	10,138
Impairment loss	—	103,781
Deferred tax benefit	(3,452)	(3,557)
Change in accounts receivable, net	(12,594)	(265)
Change in inventories	(180)	—
Change in prepaid expenses and other	(2,704)	418
Change in lease ROU assets	2,803	1,480
Change in other assets	(289)	(2,354)
Change in accounts payable	7,470	(5,922)
Change in accrued expenses and other	(853)	(4,846)
Change in contract liabilities	(2,930)	—
Change in lease liabilities	(2,713)	(1,002)
Change in other liabilities	(412)	1,136
Net cash provided by operating activities	66,941	67,795
Cash flows from investing activities
Purchases of property and equipment	(2,997)	(199)
Purchases of intangible assets	(22,511)	—
Capitalized software development costs	(52,285)	(32,246)
Acquisition of KUBRA, net of cash and restricted cash acquired	(348,150)	—
Net cash used in investing activities	(425,943)	(32,445)
Cash flows from financing activities
Issuance of long-term debt	610,000	—
Payments on long-term debt	(257,758)	(71,976)
Payments of debt issuance costs	(29,821)	—
Payments for tax withholding related to shares vesting under Incentive Plan and ESPP	(771)	(3,433)
Treasury shares repurchased	—	(38,405)
Payment of Tax Receivable Agreement (“TRA”)	(13,702)	(16,337)
Net cash provided by (used in) financing activities	307,948	(130,151)
Decrease in cash, cash equivalents and restricted cash	(51,054)	(94,801)
Cash, cash equivalents and restricted cash at beginning of period	$155,652	$236,709
Cash, cash equivalents and restricted cash at end of period	$104,598	$141,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$27,946	$9,114
Income taxes (net of refunds received)	$3,070	$1,703
SUPPLEMENTAL SCHEDULE OF NONCASH
OPERATING AND INVESTING ACTIVITIES
Acquisition of a software license	$5,196	$—

Reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$63,826	$95,691
Current restricted cash	33,307	34,595
Noncurrent restricted cash	7,465	11,622
Total cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	$104,598	$141,908

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

On March 30, 2026, the Company entered into a stock purchase agreement with Hearst KUBRA Holdings, Inc., a Delaware corporation, KUBRA Holdings, Inc., a Delaware corporation (“Kubra US”) and KUBRA Data Transfer Ltd., an Ontario corporation (“Kubra Canada” and together with Kubra US, “KUBRA”), pursuant to which the Company would acquire all of the issued and outstanding capital stock of KUBRA (the “KUBRA Acquisition”). The KUBRA Acquisition was closed on June 1, 2026. The Company paid an aggregate consideration of $354.1 million at closing under the terms of the stock purchase agreement. The Company financed the KUBRA Acquisition through a combination of cash on hand and a term loan facility in an aggregate principal amount of $500 million.

On April 13, 2026, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Class A common stock, and adopted a stockholder rights plan, as set forth in the Stockholder Rights Agreement, dated as of April 13, 2026 (the “Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. The dividend was paid on April 24, 2026 to Company stockholders of record as of the close of business on April 24, 2026.

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

On August 13, 2026, the Company made a $14.0 million initial cash payment in connection with the acquisition of a license to a third party’s integrated payables software and rights with respect to certain related bank reseller contracts. The Company may also be required to make contingent cash payments up to $6.0 million in the aggregate based on the bank reseller contracts successfully assigned to the Company. The licensor is also providing transitional hosting, maintenance and other support services for specified periods while the bank reseller portfolio is migrated to the Company’s platform, and the Company will pay quarterly charges for these services.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and accompanying notes, which are included in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Repay Holdings Corporation, its wholly owned subsidiary KUBRA US Acquisition Corporation and its majority-owned subsidiary, Hawk Parent Holdings LLC, along with Hawk Parent Holdings LLC’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

The Company changed its presentation for customer deposits from Accrued expenses and Other liabilities to Contract liabilities and its presentation for deferred revenue from Other current liabilities to Contract liabilities within the Condensed Consolidated Balance Sheets. Prior period amounts have been revised to conform to the current presentation.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions. Inventory valuation requires the Company to make judgments, based on information available at each reporting period. Inventory valuation losses are recorded as cost of services.

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

As a result of the KUBRA Acquisition, the Company has acquired a bill presentment revenue stream, a communication services revenue stream and a professional services revenue stream. All revenue streams have been presented within Revenue in the Condensed Consolidated Statements of Operations.

Bill Presentment Revenue

Bill presentment revenue consists of fees for the design, preparation, printing and distribution of paper and electronic bills, invoices and other documents, including document fulfillment and print and mail services. Fees are generally a fixed amount per bill or document and are billed in arrears based on actual volumes. Revenue from print and mail services is recognized at the point in time when the data is processed and the documents are printed, folded, inserted and delivered to the postal service. Revenue from electronic bill presentment is recognized at the point in time the bill is delivered, as the service is provided. The amount of bill presentment revenue is driven primarily by clients’ underlying billing and statement volumes and is affected by factors such as postal rate changes and paper and print input costs.

Communication Services Revenue

Communication services revenue consists primarily of automated messaging, including text and email communications and service outage notifications, principally for utility clients. Fees consist of a fixed fee per interaction, annual subscription fees, and annual maintenance and support fees. Revenue from per-interaction fees is recognized when the message is delivered, and subscription, maintenance and support fees are recognized ratably over the contract term. Communication services revenue is included within professional services and other revenue in the disaggregation of revenue tables below.

Professional Services Revenue

Professional services revenue consists of fees from one-time professional services, consulting, implementation and delivery arrangements. Revenue is recognized over time or at a point in time depending on specific contract terms. For milestone-based contracts defined in statements of work (“SOW”), revenue is recognized as individual contract

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

milestones are achieved and accepted. For other arrangements, performance obligations are completed when the final deliverables or work results are placed into production and in use by the customer.

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue and recognized as revenue as the related performance obligations are satisfied. Deferred revenue is expected to be recognized as revenue within one year and is classified within Contract liabilities in the Condensed Consolidated Balance Sheets.

Disaggregation of revenue

The Company’s revenue is from three types of services: (i) payment processing, (ii) bill presentment and (iii) professional services and other. The payment processing revenue is further disaggregated by two types of relationships: (i) direct relationships and (ii) indirect relationships. The following table presents the Company’s revenue disaggregated by segment for the periods indicated.

•
Payment processing revenue is earned from fees on payment transactions processed and varies with payment volumes, interchange and network fees, and client attrition. It is further disaggregated by type of relationship: (a) direct relationships and (b) indirect relationships.
•
Bill presentment revenue is earned from fees for producing and distributing bills and related documents and varies with clients’ billing volumes, postal rates and print input costs.
•
Professional services and other revenue includes professional services, communication services, and other revenue, and varies with client onboarding and implementation activity and with messaging and subscription activity.

	Three Months Ended September 30, 2026
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Payment processing revenue
Direct relationships (2)	$86,262	$23,780	$(7,593)	$102,450
Indirect relationships	1,693	165	—	1,857
Total Payment processing revenue	87,955	23,945	(7,593)	104,307
Bill presentment revenue	36,785	—	—	36,785
Professional services and other revenue	12,306	—	—	12,306
Total Revenue	$137,046	$23,945	$(7,593)	$153,398

	Three Months Ended September 30, 2025
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Payment processing revenue
Direct relationships (2)	$69,340	$11,818	$(6,006)	$75,152
Indirect relationships	2,381	192	—	2,573
Total Payment processing revenue	71,721	12,010	(6,006)	77,725
Bill presentment revenue	—	—	—	—
Professional services and other revenue	—	—	—	—
Total Revenue	$71,721	$12,010	$(6,006)	$77,725

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2026
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Payment processing revenue
Direct relationships (2)	$235,732	$50,883	$(22,361)	$264,254
Indirect relationships	5,919	531	—	6,450
Total Payment processing revenue	241,651	51,414	(22,361)	270,704
Bill presentment revenue	48,965	—	—	48,965
Professional services and other revenue	15,228	—	—	15,228
Total Revenue	$305,844	$51,414	$(22,361)	$334,897

	Nine Months Ended September 30, 2025
($ in thousands)	Consumer Payments	Business Payments	Elimination of intersegment revenues (1)	Total
Revenue
Payment processing revenue
Direct relationships (2)	$206,490	$33,328	$(17,405)	$222,413
Indirect relationships	7,648	615	—	8,263
Total Payment processing revenue	214,138	33,943	(17,405)	230,676
Bill presentment revenue	—	—	—	—
Professional services and other revenue	—	—	—	—
Total Revenue	$214,138	$33,943	$(17,405)	$230,676
(1)
Represents revenue eliminations between business units within the Consumer Payments segment and Business Payments segment, as well as eliminations of intersegment revenues for consolidation purposes.
(2)
Direct relationships revenue includes $1.0 million and $3.7 million of interest earned on settlements for the three and nine months ended September 30, 2026, respectively. Direct relationships revenue includes $1.6 million and $3.8 million of interest earned on settlements for the three and nine months ended September 30, 2025, respectively. Interest earned on settlements do not represent revenues recognized in the scope of ASC 606, Revenue from contracts with customers.

When the Company’s right to consideration for performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount the Company has billed to the client is recognized as a contract asset. The contract asset balance was $3.5 million and $3.2 million as of September 30, 2026 and December 31, 2025, respectively, and is included within Prepaid expenses and other in the Condensed Consolidated Balance Sheets.

The Company records contract liabilities to deferred revenue when the Company receives customer payments in advance of the performance obligation being satisfied on the Company’s contracts. The contract liabilities contain $8.9 million of customer deposits and $17.5 million of deferred revenue as of September 30, 2026, and are included within Contract liabilities in the Condensed Consolidated Balance Sheets.

As of September 30, 2026 and December 31, 2025, the Company recorded deferred commissions of $2.6 million and $2.3 million, net of amortization, respectively, within Other assets in the Condensed Consolidated Balance Sheets. The amortization of deferred commissions is recorded within Selling, general and administrative in the Condensed Consolidated Statements of Operations.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

4. Earnings Per Share

During the three and nine months ended September 30, 2026 and 2025, basic and diluted net loss per common share are the same since the inclusion of the assumed exchange of all limited liability company interests of Hawk Parent (“Post-Merger Repay Units”), unvested share-based awards, outstanding stock options, outstanding employee stock purchase plan (“ESPP”) purchase rights and the Company’s convertible senior notes would have been anti-dilutive.

The following table summarizes net income (loss) attributable to the Company and the weighted average basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Net income (loss) attributable to the Company	$(9,337)	$(6,414)	$(30,263)	$(116,612)

Weighted average shares of Class A common stock outstanding - basic and diluted	83,502,242	82,579,954	83,105,427	86,720,963

Loss per share of Class A common stock outstanding - basic and diluted	$(0.11)	$(0.08)	$(0.36)	$(1.34)

For the three and nine months ended September 30, 2026 and 2025, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Post-Merger Repay Units exchangeable for Class A common stock	5,285,883	5,285,883	5,285,883	5,285,883
Unvested share-based awards of Class A common stock (1)	11,924,489	7,213,171	11,924,489	7,213,171
Outstanding stock options for Class A common stock	802,723	802,723	802,723	802,723
Outstanding ESPP purchase rights for Class A common stock	70,288	68,233	70,288	68,233
Senior notes convertible into Class A common stock	—	4,360,357	—	4,360,357
Share equivalents excluded from loss per share	18,083,383	17,730,367	18,083,383	17,730,367

(1)
Represents unvested RSAs, RSUs and PSUs. For PSUs, share numbers are based on the 100% target payout level.

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

5. Business Combination

KUBRA

On March 30, 2026, the Company entered into a stock purchase agreement with respect to the KUBRA Acquisition, pursuant to which the Company acquired all of the issued and outstanding capital of KUBRA. The KUBRA Acquisition was closed on June 1, 2026. Under the terms of the stock purchase agreement between the Company and the owner of KUBRA (“KUBRA Purchase Agreement”), the aggregate cash purchase price for the KUBRA Acquisition was approximately $354.1 million, subject to customary post-closing adjustments. The closing cash consideration was funded with a combination of cash on hand and borrowings under the Credit Agreement (defined below). The KUBRA Purchase

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Agreement contains customary representations, warranties and covenants by the Company and the former owners of KUBRA, as well as a customary post-closing adjustment provision relating to working capital and similar items.

The Company recorded a preliminary allocation of the purchase price to KUBRA’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 1, 2026 closing date. The preliminary purchase price allocation is as follows:

($ in thousands)
Cash and cash equivalents	$5,924
Accounts receivable	28,105
Other receivable	1,648
Prepaid expenses and other current assets	9,177
Total current assets	44,854
Property, plant and equipment, net	2,274
Lease ROU assets, net	10,760
Identifiable intangible assets	237,000
Total identifiable assets acquired	294,888
Accounts payable	(17,433)
Accrued expenses and other liabilities	(29,644)
Lease liabilities	(10,760)
Deferred tax liabilities	(60,003)
Net identifiable assets acquired	177,048
Goodwill	177,027
Total purchase price	$354,075

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Client relationships	$225.0	10
Developed technology	8.5	3
Trade names	3.5	Indefinite
	$237.0

Goodwill of $177.0 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired, of which $0 is expected to be deductible for tax purposes. Goodwill was allocated 100% to the Company’s Consumer Payments segment. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of KUBRA.

KUBRA contributed $85.9 million to revenue and $17.8 million in net income to the Company’s unaudited interim Consolidated Statements of Operations, from June 1, 2026 through September 30, 2026.

Transaction Expenses

The Company incurred transaction expenses of $2.0 million and $4.3 million for the three and nine months ended September 30, 2026, respectively, related to the KUBRA Acquisition.

Measurement Period

The preliminary purchase price allocations for the KUBRA Acquisition are based on initial estimates and provisional amounts. For the acquisition completed during the nine months ended September 30, 2026, the Company continues to refine its inputs and estimates inherent in the valuation of intangible assets, deferred income taxes, realization of tangible assets and the accuracy and completeness of liabilities within the measurement period. The Company is

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

conducting a transfer pricing study to document legal ownership of intellectual property and appropriate intercompany royalty rates between KUBRA’s U.S. and Canadian legal entities. The outcome of this study may change (i) the allocation of intangible asset values and associated tax amortization benefits between U.S. and Canadian tax jurisdictions, and (ii) the opening deferred tax liability, both of which would flow through to a corresponding adjustment to goodwill.

Pro Forma Financial Information (Unaudited)

The supplemental consolidated results of the Company on an unaudited pro forma basis give effect to KUBRA Acquisition as if the transactions had occurred on January 1, 2025. The unaudited pro forma information reflects adjustments for the debt incurred in connection with the transactions, the impact of the fair value of intangible assets acquired and related amortization and other adjustments the Company believes are reasonable for the pro forma presentation.

	Pro Forma Three Months Ended September 30,		Pro Forma Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Revenue	$153,398	$137,749	$439,972	$411,218
Net income (loss)	(8,403)	(16,076)	(48,807)	(148,798)
Net loss attributable to non-controlling interests	(1,066)	(748)	(2,644)	(7,652)
Net income (loss) attributable to the Company	(7,337)	(15,328)	(46,163)	(141,146)

Income (loss) per Class A share - basic and diluted	$(0.09)	$(0.19)	$(0.56)	$(1.63)

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

	September 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$63,826	$—	$—	$63,826
Restricted cash	40,772	—	—	40,772
Other assets	—	2,500	—	2,500
Total assets	$104,598	$2,500	$—	$107,098
Liabilities:
Borrowings	$—	$757,706	$—	$757,706
Tax receivable agreement	—	—	192,354	192,354
Total liabilities	$—	$757,706	$192,354	$950,060

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$115,692	$—	$—	$115,692
Restricted cash	39,960	—	—	39,960
Other assets	—	2,500	—	2,500
Total assets	$155,652	$2,500	$—	$158,152
Liabilities:
Borrowings	$—	$387,048	$—	$387,048
Tax receivable agreement	—	—	200,941	200,941
Total liabilities	$—	$387,048	$200,941	$587,989

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

The following table provides the carrying value and estimated fair value of borrowings. See Note 10. Borrowings for further discussion on borrowings.

	September 30, 2026
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
Term Loan Facility	$498,750	$(4,466)	$494,284	$494,284
2029 Notes	287,500	(24,946)	262,554	263,422
Revolving Credit Facility	—	(3,528)	(3,528)	—
Total borrowings	$786,250	$(32,940)	$753,310	$757,706

	December 31, 2025
($ in thousands)	Principal Amount	Unamortized DDIC	Carrying Value	Fair Value
2026 Notes	$146,508	$(31)	$146,477	$145,189
2029 Notes	287,500	(5,956)	281,544	241,859
Revolving credit facility	—	(1,479)	(1,479)	—
Total borrowings	$434,008	$(7,466)	$426,542	$387,048

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

The Company used a discount rate, also referred to as the Early Termination Rate, as defined in the TRA, to determine the present value, based on a risk-free rate plus a spread, pursuant to the TRA. A rate of 5.62% was applied to the forecasted TRA payments at September 30, 2026, in order to determine the fair value. A significant increase or decrease in the discount rate could have resulted in a lower or higher balance, respectively, as of the measurement date. During the nine months ended September 30, 2026, the TRA balance was adjusted by $8.6 million through a payment, accretion expense and a valuation adjustment, primarily related to a change in the discount rate, which was 5.59% as of December 31, 2025.

The following table provides a rollforward of the TRA related to the acquisition and exchanges of Post-Merger Repay Units. See Note 14. Taxation for further discussion on the TRA.

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Balance at beginning of period	$200,941	$203,645
Purchases	—	122
Payments	(13,702)	(16,337)
Accretion expense	7,934	8,936
Valuation adjustment	(2,819)	1,202
Balance at end of period	$192,354	$197,568

7. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
($ in thousands)	2026	2025
Furniture, fixtures, and office equipment	$7,470	$3,206
Computers	2,092	2,054
Leasehold improvements	929	587
Finance lease ROU assets	1,517	—
Total	12,008	5,847
Less: Accumulated depreciation and amortization	7,628	4,604
	$4,380	$1,243

Depreciation expense for property and equipment was $0.7 million and $1.2 million for the three and nine months ended September 30, 2026, respectively. Depreciation expense for property and equipment was $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Intangible Assets

The Company holds definite and indefinite-lived intangible assets. As of September 30, 2026, the indefinite-lived intangible assets consist of two trade names, arising from the acquisition of Hawk Parent and KUBRA. At December 31, 2025, the indefinite-lived intangible assets consist of one trade name, arising from the acquisition of Hawk Parent.

Intangible assets consisted of the following:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Client relationships	$770,805	$343,346	$427,459	5.53
Channel relationships	30,085	13,165	16,920	5.62
Software costs	172,899	80,306	92,593	1.56
Trade name	23,500	—	23,500	—
Balance as of September 30, 2026	$997,289	$436,817	$560,472	4.83

Client relationships	$523,000	$295,175	$227,825	4.33
Channel relationships	30,085	10,909	19,176	6.37
Software costs	131,926	69,083	62,843	1.43
Trade name	20,000	—	20,000	—
Balance as of December 31, 2025	$705,011	$375,167	$329,844	3.86

The Company’s amortization expense for intangible assets was $36.6 million and $88.6 million for the three and nine months ended September 30, 2026, respectively. The Company’s amortization expense for intangible assets was $25.4 million and $75.5 million for the three and nine months ended September 30, 2025, respectively.

The estimated amortization expense for the next five years and thereafter in the aggregate is as follows:

($ in thousands)	Estimated Future Amortization Expense
Remainder of 2026	$39,376
2027	122,682
2028	107,807
2029	75,535
2030	50,874
Thereafter	140,698

9. Goodwill

The following table presents changes to goodwill for the nine months ended September 30, 2026.

($ in thousands)	Consumer Payments	Business Payments	Total
Balance at December 31, 2025	$332,169	$142,343	$474,512
Acquisitions	177,573	—	177,573
Measurement period adjustment	(546)	—	(546)
Balance at September 30, 2026	$509,196	$142,343	$651,539

There were no impairments of goodwill for either the Consumer Payments or Business Payments segment during the three and nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, accumulated impairment losses were $241.7 million for the Consumer Payments segment and $76.3 million for the Business Payments segment.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

10. Borrowings

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

As of September 30, 2026, the Company had $498.8 million outstanding under the Term Loan Facility. The Company’s interest expense on the Term Loan Facility was $11.5 million and $15.4 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the Company had $0 drawn against the Revolving Credit Facility. The Company paid $0.0 million and $0.1 million in fees related to unused commitments for the Revolving Credit Facility for the three and nine months ended September 30, 2026, respectively.

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

On June 1, 2026, in connection with the Company’s entry into the Credit Agreement, the Company repaid in full all outstanding obligations and terminated all commitments pursuant to the Second Amended Credit Agreement. A loss on extinguishment of debt of $1.2 million, net of a write-off of unamortized debt issuance costs associated with the principal, was recognized for the nine months ended September 30, 2026 in the Company’s Condensed Consolidated Statements of Operations.

The Company’s interest expense on the revolving credit facility under the Second Amended Credit Agreement was $2.0 million for the nine months ended September 30, 2026. The Company’s interest expense on the revolving credit

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

facility under the Second Amended Credit Agreement was $0 for both the three and nine months ended September 30, 2025. The Company paid $0.1 million in fees related to unused commitments under the Second Amended Credit Agreement for the nine months ended September 30, 2026. The Company paid $0.2 million and $0.3 million in fees related to unused commitments under the Second Amended Credit Agreement for the three and nine months ended September 30, 2025, respectively.

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

During the nine months ended September 30, 2026, the conversion contingencies of the convertible senior notes were not met, and the conversion terms of the 2029 Notes were not significantly changed. The Company’s interest expense on the convertible senior notes was $2.1 million and $6.2 million for the three and nine months ended September 30, 2026, respectively. The Company’s interest expense on the convertible senior notes was $2.1 million and $6.2 million for the three and nine months ended September 30, 2025, respectively.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the total borrowings under the credit agreements and convertible senior notes:

($ in thousands)	September 30, 2026	December 31, 2025
Non-current indebtedness:
Term Loan Facility (1)	$498,750	$—
Convertible senior notes:
2026 Notes	—	146,508
2029 Notes	287,500	287,500
Total borrowings (2)	786,250	434,008
Less: Current maturities of long-term debt (3)	5,000	146,477
Less: Debt issuance cost (4)	32,940	7,466
Total non-current borrowings	$748,310	$280,065

(1)
The Term Loan Facility bears interest at a variable rate, which was 9.18% as of September 30, 2026.
(2)
The effective interest rate was 1.93% and 3.39% for the three and nine months ended September 30, 2026, respectively. The effective interest rate was 1.02% and 3.07% for the three and nine months ended September 30, 2025, respectively.
(3)
Pursuant to the terms of the Credit Agreement, the Company is required to make quarterly principal payments equal to 0.25% of the initial principal amount of the Term Loan Facility.
(4)
The Company incurred $1.6 million and $3.1 million on the amortization of deferred debt issuance costs for the three and nine months ended September 30, 2026, respectively. The Company incurred $0.8 million and $2.4 million of interest expense for the amortization of deferred debt issuance costs for the three and nine months ended September 30, 2025, respectively.

The following is a summary of principal maturities of long‑term debt for each of the next five years ending December 31 and in the aggregate:

($ in thousands)
2026	$1,250
2027	5,000
2028	5,000
2029	292,500
2030	5,000
$308,750

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

are reasonably certain of being exercised are factored into the determination of the lease term, and related payments are included in the calculation of the operating lease ROU asset and operating lease liabilities.

During the three and nine months ended September 30, 2026, the Company recognized sublease income of $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized sublease income of $0.1 million and $0.2 million, respectively. Sublease income is recorded within Other income (loss) in the Company’s Condensed Consolidated Statements of Operations.

The components of lease cost are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Components of total lease costs:
Operating lease cost	$1,530	$602	$2,958	$1,809
Short-term lease cost	63	6	94	18
Finance lease cost:
Amortization of ROU assets	119	—	158	—
Interest on lease liabilities	21	—	28	—
Total lease cost	$1,733	$608	$3,238	$1,827

The Company’s ROU assets, lease liabilities, and associated balance sheet classifications are presented in the following table:

($ in thousands)	Classification	September 30, 2026	December 31, 2025
Assets:
Operating lease ROU assets, net	Operating lease ROU assets, net	$15,464	$8,866
Finance lease ROU assets, net	Property and equipment, net	1,359	—
Total lease ROU assets, net		$16,823	$8,866
Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$5,126	$1,548
Current finance lease liabilities	Current finance lease liabilities	453	—
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	11,888	8,790
Noncurrent finance lease liabilities	Noncurrent finance lease liabilities	919	—
Total lease liabilities		$18,386	$10,338

Weighted average remaining lease terms and discount rates are presented in the following table:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	3.5	4.8
Finance leases	3.3	—
Weighted-average discount rate (annualized)
Operating leases	6.3%	6.4%
Finance leases	6.1%	—

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Other information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,540	$353	$2,926	$1,316
Operating cash flows from finance leases	21	—	28	—
Financing cash flows from finance leases	109	—	145	—
ROU assets obtained in exchange for lease liabilities:
Operating leases	$—	$—	$9,243	$—
Finance leases	—	—	1,517	—

The following table presents a maturity analysis of the Company’s operating and finance leases liabilities as of September 30, 2026:

($ in thousands)	Operating Leases	Finance Leases	Total
2026	$1,521	$130	$1,651
2027	5,598	520	6,118
2028	4,058	369	4,427
2029	3,097	353	3,450
2030	1,966	136	2,102
Thereafter	3,340	—	3,340
Total undiscounted lease payments	19,580	1,508	21,088
Less: Imputed interest	2,566	136	2,702
Total lease liabilities	$17,014	$1,372	$18,386

12. Related Party Transactions

The Company held TRA payables for related parties of $8.0 million and $22.3 million as of September 30, 2026 and December 31, 2025, respectively. These amounts were owed to holders of the Post-Merger Repay Units.

13. Share Based Compensation

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Share-based compensation expense	$5.6	$5.5	$15.4	$13.9
Income tax benefit	0.1	0.1	1.2	2.4

Activity for RSAs for the nine months ended September 30, 2026 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	4,248,644	$7.05
Granted	4,499,888	2.89
Forfeited (1)	1,204,694	6.06
Vested	1,075,559	7.55
Unvested at September 30, 2026	6,468,279	$4.25

(1)
The forfeited shares include shares forfeited as a result of employee terminations and shares withheld to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards under the Incentive Plan during the nine months ended September 30, 2026; further, these forfeited shares are added back to the amount of shares available for grant under the Incentive Plan.

Activity for RSUs for the nine months ended September 30, 2026 was as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	186,000	$5.00
Granted	570,077	3.71
Forfeited	—	—
Vested	186,000	5.00
Unvested at September 30, 2026	570,077	$3.71

Activity for PSUs for the nine months ended September 30, 2026 was as follows:

	Class A Common Stock (1)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	1,618,660	$9.85
Granted	1,833,887	3.39
Forfeited	9,262	7.78
Vested	—	—
Unvested at September 30, 2026	3,443,285	$6.42

(1)
Represent shares to be paid out at 100% target level.

For PSUs, RSAs, and RSUs vested during the nine months ended September 30, 2026, the total fair value, based upon the Company’s Class A common stock price at the date vested, was $5.4 million. Unrecognized compensation expense related to unvested PSUs, RSAs and RSUs was $24.1 million at September 30, 2026, which is expected to be recognized as expense over the weighted-average period of 1.8 years.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock Options

Activity for PSOs for the nine months ended September 30, 2026 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	802,723	6.13	4.2	$(1,990,753)
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2026	802,723	$6.13	3.5	$(2,014,835)

Options vested and exercisable at September 30, 2026	206,123	$6.13	3.5	$(517,369)

The Company recognized compensation expense for PSOs of $0.1 million for the nine months ended September 30, 2026. The Company recognized compensation expense for PSOs of $0.1 million and $0.4 million during the three and nine months ended September 30, 2025, respectively.

Inducement Awards

On September 8, 2025, the Company granted an inducement award of 118,243 shares of restricted stock outside the Incentive Plan to Robert S. Houser, the Company’s recently appointed CFO, with grant date fair value of $5.92, which is based on the quoted market value of the Company’s Class A common stock on the grant date. This award vests in four equal annual installments commencing September 8, 2026. Compensation expense is recognized on a graded vesting basis over the requisite service period. During the three and nine months ended September 30, 2026, 29,560 shares of restricted stock were vested and 88,683 shares of restricted stock remain unvested.

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

On June 1, 2026, the Company granted an inducement award of 833,333 shares of restricted stock units outside the Incentive Plan to Rick Watkin in connection with the KUBRA Acquisition, with the grant date fair value of $4.03, which is based on the quoted market value of the Company’s Class A common stock on the grant date. This award vests in three equal annual installments commencing June 1, 2027. Compensation expense is recognized on a graded vesting basis over the requisite service period.

The Company recognized compensation expense for inducement awards of $0.8 million and $1.3 million during the three and nine months ended September 30, 2026, respectively. Unrecognized compensation expense related to outstanding inducement awards was $4.6 million at September 30, 2026, which is expected to be recognized as expense over the weighted-average period of 2.0 years.

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

The Company’s effective tax rate was 21.9% and 9.8% for the three and nine months ended September 30, 2026, respectively. The Company recorded an income tax benefit of $2.8 million and $3.5 million for the three and nine months ended September 30, 2026, respectively. The effective tax rate for the three and nine months ended September 30, 2026 includes a stock-based compensation adjustments net tax shortfall of $3.7 million related to restricted stock awards vesting, a ($0.2) million net tax impact of the write-off of deferred debt issuance costs, and a $0.7 million net tax impact of non-deductible transaction costs from the KUBRA Acquisition, which are all required to be recorded discretely in the interim period in which they occur. The effective tax rate of the Company differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, the relative weighting of the noncontrolling interest, lower income from operations over the current relevant period, as well as the aforementioned items required to be reported discretely in the interim period. The Company’s effective tax rate was 18.5% and 2.8% for the three and nine months ended September 30, 2025, respectively. The Company recorded an income tax benefit of $1.8 million and $3.6 million for the three and nine months ended September 30, 2025, respectively. The effective tax rate for the three and nine months ended September 30, 2025 includes a stock-based compensation adjustment net tax shortfall of $2.2 million related to restricted stock awards vesting and a net tax impact of $26.5 million related to the impact of the goodwill impairment recorded for financial accounting purposes, which are required to be recorded discretely in the interim period in which they occur. In addition, the effective tax rate includes a net $0.4 million and a ($0.1) million impact related to cancellation of debt income and write-off of unamortized debt issuance costs, respectively, associated with the partial repurchase of the 2026 Notes, which are required to be recorded discretely in the interim period in which they occur.

The Company recognized adjustments of $2.8 million and $3.5 million for the three and nine months ended September 30, 2026, respectively, of deferred tax assets related to the income tax benefit, derived from the net operating loss generated over the same period. The Company recognized adjustments of $1.8 million and $3.6 million for the three and nine months ended September 30, 2025, respectively, of deferred tax assets related to the income benefit, derived from the net operating loss generated over the same period.

Deferred tax assets, net of $154.5 million as of September 30, 2026, relates primarily to the basis difference in the Company’s investment in Hawk Parent. The basis difference arose primarily as a result of the subsequent exchanges of Post-Merger Repay Units by the Company. In addition, as a result of the merger with BillingTree on June 15, 2021, an estimated opening deferred tax liability net of $36.1 million, as adjusted, was recorded. The merger was recognized as a Qualified Stock Purchase within the meaning of Internal Revenue Code (the “Code”) Section 338(d)(3). As such, no step up in the tax asset basis was permitted creating an estimated net deferred tax liability related to the tax asset basis difference in the investment in Hawk Parent on the opening balance sheet date. Furthermore, as part of the 2029 Notes issuance on July 8, 2024, the Company incurred $39.2 million of costs for privately negotiated capped call transactions with certain financial institutions to cover the number of shares of Class A common stock underlying the 2029 Notes. The capped call had an initial strike price of $13.02 per share and a cap price of $20.42 per share, which is subject to certain adjustments. For tax purposes, this is considered a tax-efficient capped call (i.e., the capped call is integrated with the 2029 Notes in accordance with Section 1.1275-6 of the Code). As such, the total $39.2 million incurred to acquire the capped call is treated as original issue discount (“OID”) on synthetic debt and eligible for a deduction as interest expense over the life of the instrument, subject to certain limitations under 163(j). As a result of the capped call being booked as equity for GAAP purposes instead of OID on synthetic debt, the Company was required to set up a tax effected deferred tax asset of $9.9 million for the equivalent amount of the capped call. This temporary difference created as a result of the OID Interest Expense deduction is expected to be realized over the term of the instrument. In addition, as a result of the KUBRA

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Acquisition on June 1, 2026, an estimated opening balance sheet deferred tax liability net of $60.0 million, as adjusted, was recorded. The transaction was recognized as a Qualified Stock Purchase within the meaning of Code Section 338(d)(3). As such, no step up in the income tax asset basis was permitted creating an estimated net deferred tax liability related to the estimated tax asset basis difference of $22.0 million, as adjusted, in the investment in Hawk Parent. The remaining $38.0 million, as adjusted, represents the estimated opening balance sheet deferred tax liability of the estimated tax asset basis of Kubra Canada.

The Company did not recognize any adjustment to the deferred tax asset (“DTA”) and offsetting deferred tax liability (“DTL”) recorded as a result of the ceiling rule limitation arising under Code Sec. 704(c) for the three and nine months ended September 30, 2026, to account for the portion of the Company’s outside basis in the partnership interest that it will not recover through tax deductions. As the ceiling rule causes taxable income allocations to be in excess of 704(b) book allocations the DTL will unwind, leaving only the DTA, which may only be recovered through the sale of the partnership interest in Hawk Parent. The Company has concluded, based on the weight of all positive and negative evidence, that all of the DTA associated with the ceiling rule limitation is not likely to be realized. As such, a 100% valuation allowance was recognized. It is not expected that the KUBRA Acquisition will change the valuation assertion with respect to the ceiling rule for the DTA.

No uncertain tax positions existed as of September 30, 2026.

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

As of September 30, 2026, the Company had a liability of $192.4 million related to its projected obligations under the TRA, which is captioned as Tax receivable agreement, net of current portion in the Company’s Unaudited Condensed Consolidated Balance Sheet. The TRA liability decreased by $8.6 million during the nine months ended September 30, 2026. The decrease was primarily due to a $13.7 million payment on the current portion of the liability, an increase in Early Termination Rate from the rate used at December 31, 2025, and changes in the expected timing of future TRA payments used in the fair value assessment, partially offset by accretion of the TRA liability.

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

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

Consumer Payments

The Consumer Payments segment provides an end-to-end bill payment platform, including bill design & presentment, communication services, and payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable the Company’s clients to notify, distribute billing statements, collect payments, and disburse funds to consumers and includes the Company’s clearing and settlement solutions (“RCS”) offering. RCS is the Company’s proprietary clearing and settlement platform through which the Company markets customizable payment processing programs to other Independent Sales Organizations (“ISOs”) and payment facilitators. In addition, the Company provides professional services to clients for customization and configuration of the product suite offering. The strategic vertical markets served by the Consumer Payments segment primarily include utilities, personal loans, automotive loans, government, receivables management, financial institutions, credit unions, mortgage servicing, consumer healthcare, insurance, and diversified retail. The Consumer Payments segment represented approximately 84% and 85% of the Company’s total revenue after any intersegment eliminations for the three and nine months ended September 30, 2026, respectively. The Consumer Payments segment represented approximately 85% of the Company’s total revenue after any intersegment eliminations for both the three and nine months ended September 30, 2025.

Business Payments

The Business Payments segment provides payment processing solutions (including accounts payable automation, debit and credit card processing, virtual credit card processing, ACH processing and other electronic payment acceptance solutions) that enable the Company’s clients to collect or send payments to other businesses. The strategic vertical markets served within the Business Payments segment primarily include retail automotive, education, field services, governments and municipalities, healthcare, media, HOA management and hospitality. The Business Payments segment represented approximately 16% and 15% of the Company’s total revenue after any intersegment eliminations for the three and nine months ended September 30, 2026, respectively. The Business Payments segment represented approximately 15% of the Company’s total revenue after any intersegment eliminations for both the three and nine months ended September 30, 2025.

REPAY HOLDINGS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents revenue, cost of services and gross profit for each reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Revenue
Consumer Payments	$137,046	$71,721	$305,844	$214,138
Business Payments	23,945	12,010	51,414	33,943
Elimination of intersegment revenues (1)	(7,593)	(6,006)	(22,361)	(17,405)
Total revenue	$153,398	$77,725	$334,897	$230,676
Cost of services
Consumer Payments	$46,540	$16,159	$87,041	$46,436
Business Payments	7,374	3,776	16,259	10,567
Total cost of services	$53,914	$19,935	$103,300	$57,003
Gross profit (2)
Consumer Payments	$90,506	$55,562	$218,803	$167,702
Business Payments	16,571	8,234	35,155	23,376
Elimination of intersegment revenues	(7,593)	(6,006)	(22,361)	(17,405)
Total gross profit	$99,484	$57,790	$231,597	$173,673

Total other operating expenses (3)	$99,381	$60,799	$234,758	$285,206
Total other income (expense)	(13,326)	(5,416)	(32,257)	(14,841)
Loss before income tax benefit	(13,223)	(8,425)	(35,418)	(126,374)
Income tax benefit	2,820	1,808	3,452	3,557
Net loss	$(10,403)	$(6,617)	$(31,966)	$(122,817)
(1)
Represents revenue eliminations between business units within the Consumer Payments segment and Business Payments segment, as well as eliminations of intersegment revenues for consolidation purposes.
(2)
Represents revenue less costs of services, including depreciation and amortization of assets used directly in the Company’s bill presentment operations.
(3)
Represents total operating expenses less costs of services.

Revenue and costs of services are attributed directly to each segment. There is no significant concentration of revenue or assets in foreign countries as of September 30, 2026. The CODM reporting package does not include interest income (expense), net, depreciation and amortization, income tax benefit (expense) and discrete asset details of the operating segments as this information is not considered by the CODM for resource allocation or other segment analysis purposes.

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

Consumer Payments – Our Consumer Payments segment provides an end-to-end bill payment platform, including bill design and presentment, communication services, and payment processing solutions (including debit and credit card processing, ACH processing and other electronic payment acceptance solutions, as well as our loan disbursement product) that enable our clients to notify, distribute billing statements, collect payments from and disburse funds to consumers and includes our RCS offering. RCS is our proprietary clearing and settlement platform through which we market customizable payment processing programs to other ISOs and payment facilitators. In addition, the Company provides professional services to clients for customization and configuration of the product suite offering. The strategic vertical markets served by our Consumer Payments segment primarily include utilities, personal loans, automotive loans, government, receivables management, financial institutions, credit unions, mortgage servicing, consumer healthcare, insurance, and diversified retail.

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

Macroeconomic Conditions

We have been monitoring the current economic environment in the U.S. and globally – characterized by heightened inflation (including changes in wages), evolving U.S. trade policies, supply chain issues and slower growth. Such macroeconomic conditions may continue to evolve in ways that are difficult to fully anticipate and may also include increased levels of unemployment and/or a recession. Some or all of these market factors have and could continue to adversely affect our payment volumes from the consumer loan market, the receivables management industry and consumer and commercial spending. The effect of these events on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at this time. Finally, the impact of all of these various events on our results in the first nine months of 2026 may not be necessarily indicative of their impact on our results for the remainder of 2026.

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

Key Components of Our Revenues and Expenses

Revenues

Revenue. As our clients process increased volumes of payments, our revenues increase as a result of the fees we charge for processing these payments. Most of our revenues are derived from volume-based payment processing fees (“discount fees”) and other related fixed per transaction fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed and include fees relating to processing and services that we provide. The transaction price for such processing services is determined, based on the judgment of management, considering factors such as margin objectives, pricing practices and controls, client segment pricing strategies, the product life cycle and the observable price of the service charged to similarly situated clients. During the three and nine months ended September 30, 2026 and 2025, our chargeback rate was less than 1% of our card payment volume. With the KUBRA Acquisition, a portion of revenues are derived from bill presentment, communication services, and professional services solutions. Revenues derived from our bill presentment solutions represent a fixed fee per bill, which includes the design, preparation, printing, and distribution of paper or electronic bills, invoices, and documents. Communication services solutions primarily consist of automated messaging, including text and email communications, and service outage notifications for our utility clients. Revenues derived from communication services represent a fixed fee per an interaction, annual subscription fees, and annual maintenance and support fees. In addition, the Company provides professional services to clients for customization and configuration of the product suite offering. Revenues from professional services are recognized on a contract basis.

Expenses

Costs of services. Costs of services primarily include commissions to our software integration partners and other third-party processing costs, such as front and back-end processing costs and sponsor bank fees. Following the KUBRA Acquisition, costs of services also include the direct costs of our bill presentment operations, consisting of paper, print supplies, postage, production labor and facility costs and the depreciation and amortization of the long-lived assets used directly to produce and deliver printed and mailed documents, including printing, inserting and mailing equipment, leasehold improvements at production facilities, and capitalized software used in bill presentment production. Prior to the KUBRA Acquisition, we did not have long-lived assets directly attributable to revenue-generating activities, and accordingly no depreciation or amortization was included in costs of services in prior periods.

Selling, general and administrative. Selling, general and administrative expenses include salaries, share-based compensation and other employment costs, professional service fees, rent and utilities, and other operating costs.

Depreciation and amortization. Depreciation expense consists of depreciation on our investments in property, equipment and computer hardware. Depreciation expense is recognized on a straight-line basis over the estimated useful life of the asset. Amortization expense for software development costs and purchased software is recognized on the straight-line method over a three-year estimated useful life, between eight to ten years estimated useful life for client relationships and channel relationships, and between two to five years estimated useful life for non-compete agreements. Depreciation and amortization of assets used directly in our bill presentment operations is included in costs of services. All other depreciation and amortization, including amortization of acquired client and channel relationships, non-compete agreements, and software and property not directly used in producing revenue, is presented separately as Depreciation and amortization.

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

Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Revenue	$153,398	$77,725	$334,897	$230,676
Operating expenses
Costs of services	53,914	19,935	103,300	57,003
Selling, general and administrative	62,700	35,159	144,901	105,010
Depreciation and amortization	36,681	25,640	89,857	76,415
Impairment loss	—	—	—	103,781
Total operating expenses	153,295	80,734	338,058	342,209
Income (loss) from operations	103	(3,009)	(3,161)	(111,533)
Other income (expense)
Interest income	264	911	968	3,464
Interest expense	(15,548)	(3,085)	(27,375)	(9,279)
Gain (loss) on extinguishment of debt	(205)	1,374	(1,179)	1,374
Change in fair value of tax receivable liability	1,995	(4,607)	(5,115)	(10,138)
Other income (loss), net	168	(9)	444	(262)
Total other income (expense)	(13,326)	(5,416)	(32,257)	(14,841)
Loss before income tax benefit	(13,223)	(8,425)	(35,418)	(126,374)
Income tax benefit	2,820	1,808	3,452	3,557
Net loss	$(10,403)	$(6,617)	$(31,966)	$(122,817)
Less: Net loss attributable to non-controlling interest	(1,066)	(203)	(1,703)	(6,205)
Net loss attributable to the Company	$(9,337)	$(6,414)	$(30,263)	$(116,612)

Weighted-average shares of Class A common stock outstanding - basic and diluted	83,502,242	82,579,954	83,105,427	86,720,963

Loss per Class A share attributable to the Company - basic and diluted	$(0.11)	$(0.08)	$(0.36)	$(1.34)

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenue

Total revenue was $153.4 million for the three months ended September 30, 2026, and $77.7 million for the three months ended September 30, 2025, an increase of $75.7 million or 97.4%. This increase was primarily due to the KUBRA Acquisition and an approximate $10.6 million increase from the growth of our existing clients driven by volume growth and payment mix. For the three months ended September 30, 2026, incremental revenues of approximately $65.1 million are attributable to KUBRA.

Cost of Services

Costs of services were $53.9 million for the three months ended September 30, 2026, and $19.9 million for the three months ended September 30, 2025, an increase of $34.0 million or 170.6%. This increase was primarily due to the KUBRA Acquisition and an approximate $3.4 million increase from the growth of our existing clients driven by volume growth and payment mix. For the three months ended September 30, 2026, incremental cost of services of approximately $30.6 million is attributable to KUBRA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $62.7 million for the three months ended September 30, 2026, and $35.2 million for the three months ended September 30, 2025, an increase of $27.5 million or 78.2%, primarily due to a $10.6 million increase from the KUBRA Acquisition, a $10.1 million increase in compensation expenses, a $3.2 million increase in legal and transaction expenses related to the KUBRA Acquisition and a settlement of litigation and a $2.7 million increase in software and technology expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $36.7 million for the three months ended September 30, 2026, and $25.6 million for the three months ended September 30, 2025, an increase of $11.0 million or 42.9%, primarily driven by a $10.1 million increase in depreciation and amortization related to the KUBRA Acquisition and a $0.6 million increase in client relationships amortization.

Interest Income

Interest income was $0.3 million for the three months ended September 30, 2026, and $0.9 million for the three months ended September 30, 2025, a decrease of $0.6 million. This decrease was primarily due to an approximate $0.6 million decrease attributable to a lower average cash balance related to the KUBRA Acquisition and the repayments of the 2026 Notes and the revolving credit facility.

Interest Expense

Interest expense was $15.5 million for the three months ended September 30, 2026, and $3.1 million for the three months ended September 30, 2025, due to a higher outstanding principal balance under the Term Loan Facility. The average outstanding principal balance increased from approximately $474.7 million during the three months ended September 30, 2025 to approximately $787.5 million during three months ended September 30, 2026, primarily as a result of the funding of the $500.0 million Term Loan Facility in June 2026.

Gain (loss) on debt extinguishment

We incurred a gain of $1.4 million on extinguishment of debt during the three months ended September 30, 2025, due to the repurchase of approximately $73.5 million aggregate principal amount of 2026 Notes, net of a write-off of debt issuance costs relating to the repurchased principal.

Change in Fair Value of Tax Receivable Liability

We incurred a net gain, related to accretion expense and fair value adjustment of the tax receivable liability of $2.0 million for the three months ended September 30, 2026, compared to a $4.6 million loss for the three months ended September 30, 2025. The increase was due to a higher fair value adjustment related to the tax receivable liability, primarily as a result of accretion and changes to the discount rate, or Early Termination Rate, used as a framework to determine the fair value of the liability.

Income Tax Benefit

Income tax benefit was $2.8 million for the three months ended September 30, 2026. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation adjustments net tax shortfall, which is required to be recorded discretely in the interim period in which it occurs. The income tax benefit was $1.8 million for the three months ended September 30, 2025, which was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation expense net tax shortfall and the impact related to cancellation of debt income and write-off of unamortized debt issuance costs associated with the partial repurchase of the 2026 Notes, which are required to be recorded discretely in the interim period in which they occur.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenue

Total revenue was $334.9 million for the nine months ended September 30, 2026, and $230.7 million for the nine months ended September 30, 2025, an increase of $104.2 million or 45.2%. This increase was primarily due to the KUBRA Acquisition and an approximate $18.3 million increase from the growth of our existing clients driven by volume growth and payment mix. For the nine months ended September 30, 2026, incremental revenues of approximately $85.9 million are attributable to KUBRA.

Cost of Services

Costs of services were $103.3 million for the nine months ended September 30, 2026, and $57.0 million for the nine months ended September 30, 2025, an increase of $46.3 million or 81.2%. This increase was primarily due to the KUBRA Acquisition and an approximate $5.2 million increase from the growth of our existing clients driven by volume growth and payment. For the nine months ended September 30, 2026, incremental cost of services of approximately $42.0 million is attributable to KUBRA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $144.9 million for the nine months ended September 30, 2026, and $105.0 million for the nine months ended September 30, 2025, an increase of $39.9 million or 38.0%, primarily due to a $15.6 million increase from the KUBRA Acquisition, a $13.2 million increase in compensation expenses, a $6.3 million increase in legal and transaction expenses related to the KUBRA Acquisition and a settlement of litigation, a $3.3 million increase in software and technology expenses and a $1.5 million increase in equity compensation expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $89.9 million for the nine months ended September 30, 2026, and $76.4 million for the nine months ended September 30, 2025, an increase of $13.4 million or 17.5%, primarily driven by an $11.7 million increase in depreciation and amortization related to the KUBRA Acquisition and a $1.1 million increase in client relationships amortization.

Impairment Loss

We incurred a non-cash impairment loss of $103.8 million during the nine months ended September 30, 2025, primarily due to a $103.2 million goodwill impairment loss related to the Consumer Payments segment. The fair value of the Consumer Payments reporting unit was primarily impacted by a change in the discount rate of approximately 300 basis points and the decrease to comparable publicly traded companies’ multiples of approximately 1.50x.

Interest Income

Interest income was $1.0 million for the nine months ended September 30, 2026, and $3.5 million for the nine months ended September 30, 2025, a decrease of $2.5 million. This decrease was primarily due to an approximate $0.3 million decrease attributable to lower average interest rates earned on our cash and cash equivalents and an approximate $3.2 million decrease attributable to a lower average cash balance related to the KUBRA Acquisition and the repayments of the 2026 Notes and the revolving credit facility.

Interest Expense

Interest expense was $27.4 million for the nine months ended September 30, 2026, and $9.3 million for the nine months ended September 30, 2025, due to a higher outstanding principal balance under the Term Loan Facility. The average outstanding principal balance increased from approximately $497.2 million during the nine months ended September 30, 2025 to approximately $546.3 million during nine months ended September 30, 2026, primarily as a result of the funding of the $500.0 million Term Loan Facility in June 2026.

Gain (loss) on debt extinguishment

We incurred a loss of $1.2 million and a gain of $1.4 million on extinguishment of debt during the nine months ended September 30, 2026, and 2025, respectively, due to the repayment of $110.0 million revolving credit facility during the nine months ended September 30, 2026 and the repurchase of approximately $73.5 million aggregate principal amount of 2026 Notes during the nine months ended September 30, 2025, in each case net of a write-off of debt issuance costs relating to the repurchased principal.

Change in Fair Value of Tax Receivable Liability

We incurred a loss, related to accretion expense and fair value adjustment of the tax receivable liability of $5.1 million for the nine months ended September 30, 2026, compared to a $10.1 million loss for the nine months ended September 30, 2025, a decrease of $5.0 million. This decrease was due to a higher fair value adjustment related to the tax receivable liability, primarily as a result of accretion, adjustment to the net present value as a result of payments made and the timing of such payments, and changes to the discount rate, or Early Termination Rate, used as a framework to determine the fair value of the liability.

Income Tax Benefit

Income tax benefit was $3.5 million for the nine months ended September 30, 2026. This was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation adjustments net tax shortfall, the net tax impact of the write-off of deferred debt issuance costs, and the net tax impact of non-deductible transaction costs from the KUBRA Acquisition, which are all required to be recorded discretely in the interim period in which they occur. The income tax benefit was $3.6 million for the nine months ended September 30, 2025, which was a result of the operating loss incurred by us, primarily driven by the change in fair value of the tax receivable liability, stock-based compensation deductions and the amortization of assets acquired in the Business Combination and prior acquisitions, partially offset by stock-based compensation expense net tax shortfall, the impact of the recording of the non-cash impairment loss, and the impact related to cancellation of debt income and write-off of unamortized debt issuance costs associated with the partial repurchase of the 2026 Notes, which are required to be recorded discretely in the interim period in which they occur.

Segments

We provided our services through two reportable segments: (1) Consumer Payments and (2) Business Payments.

The following table presents our segment revenue and selected performance measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Revenue
Consumer Payments	$137,046	$71,721	$305,844	$214,138
Business Payments	23,945	12,010	51,414	33,943
Elimination of intersegment revenues (1)	(7,593)	(6,006)	(22,361)	(17,405)
Total revenue	$153,398	$77,725	$334,897	$230,676
Gross profit (2)
Consumer Payments	$90,506	$55,562	$218,803	$167,702
Business Payments	16,571	8,234	35,155	23,376
Elimination of intersegment revenues (1)	(7,593)	(6,006)	(22,361)	(17,405)
Total gross profit	$99,484	$57,790	$231,597	$173,673

Total gross profit margin (3)	65%	74%	69%	75%

(1)
Represents revenue eliminations between business units within the Consumer Payments segment and Business Payments segment, as well as eliminations of intersegment revenues for consolidation purposes.
(2)
Gross profit represents revenue less cost of services, including depreciation and amortization of assets used directly in the Company’s bill presentment operations.
(3)
Gross profit margin represents total gross profit divided by total revenue.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Consumer Payments

Revenue for the Consumer Payments segment was $137.0 million for the three months ended September 30, 2026 and $71.7 million for the three months ended September 30, 2025, representing a $65.3 million or 91.0% year-over-year increase. This increase was the result of the growth of our existing clients and the KUBRA Acquisition. For the three months ended September 30, 2026, incremental revenues of approximately $65.1 million are attributable to KUBRA.

Gross profit for the Consumer Payments segment was $90.5 million for the three months ended September 30, 2026 and $55.6 million for the three months ended September 30, 2025, representing a $34.9 million or 62.8% year-over-year increase. This increase was the result of the growth of our existing clients and the KUBRA Acquisition. For the three months ended September 30, 2026, incremental gross profit of approximately $34.5 million is attributable to KUBRA.

Business Payments

Revenue for the Business Payments segment was $23.9 million for the three months ended September 30, 2026 and $12.0 million for the three months ended September 30, 2025, representing an $11.9 million or 99.1% year-over-year increase. This increase was the result of the growth from our existing clients, a $7.1 million increase in political media revenue in the third quarter of 2026 and a $3.0 million contribution from an investment in a bank reseller channel partnership.

Gross profit for the Business Payments segment was $16.6 million for the three months ended September 30, 2026 and $8.2 million for the three months ended September 30, 2025, representing an $8.3 million or 100.8% year-over-year increase. This increase was the result of the growth from our existing clients and a $6.3 million increase in political media gross profit in the third quarter of 2026.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Consumer Payments

Revenue for the Consumer Payments segment was $305.8 million for the nine months ended September 30, 2026 and $214.1 million for the nine months ended September 30, 2025, representing a $91.7 million or 42.8% year-over-year increase. This increase was the result of the growth of our existing clients and the KUBRA Acquisition. For the nine months ended September 30, 2026, incremental revenues of approximately $85.9 million are attributable to KUBRA.

Gross profit for the Consumer Payments segment was $218.8 million for the nine months ended September 30, 2026 and $167.7 million for the nine months ended September 30, 2025, representing a $51.1 million or 30.5% year-over-year increase. This increase was the result of the growth of our existing clients and the KUBRA Acquisition. For the nine months ended September 30, 2026, incremental gross profit of approximately $43.9 million is attributable to KUBRA.

Business Payments

Revenue for the Business Payments segment was $51.4 million for the nine months ended September 30, 2026 and $33.9 million for the nine months ended September 30, 2025 representing a $17.5 million or 51.6% year-over-year increase. This increase was the result of the growth from our existing clients, a $9.8 million increase in political media revenue in the first nine months of 2026 and a $3.0 million contribution from an investment in a bank reseller channel partnership..

Gross profit for the Business Payments segment was $35.2 million for the nine months ended September 30, 2026 and $23.4 million for the nine months ended September 30, 2025, representing an $11.8 million or 50.5% year-over-year increase. This increase was the result of the growth from our existing clients and a $8.6 million increase in political media gross profit in the first nine months of 2026.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures that management uses to evaluate our operating business, measure our performance and make strategic decisions.

Adjusted EBITDA is a non-GAAP financial measure that represents net income prior to interest expense, tax expense, depreciation and amortization, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as non-cash impairment loss, (gain) loss on extinguishment of debt, non-cash change in fair value of assets and liabilities, share-based compensation charges, transaction expenses, restructuring and other strategic initiative costs and other non-recurring charges.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization of acquisition-related intangibles, as adjusted to add back certain charges deemed to not be part of normal operating expenses, non-cash charges and/or non-recurring charges, such as non-cash impairment loss, (gain) loss on extinguishment of debt, non-cash change in fair value of assets and liabilities, share-based compensation expense, transaction expenses, restructuring and other strategic initiative costs, other non-recurring charges, non-cash interest expense and net of tax effect associated with these adjustments. Adjusted Net Income is adjusted to exclude amortization of all acquisition-related intangibles as such amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of acquisition-related intangible amortization supplements GAAP financial measures because it allows for greater comparability of operating performance. Although we exclude amortization from acquisition-related intangibles from our non-GAAP expenses, management believes that it is important for investors to understand that such intangibles were recorded as part of purchase accounting and contribute to revenue generation.

Adjusted Net Income per share is a non-GAAP financial measure that represents Adjusted Net Income divided by the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of the outstanding Post-Merger Repay Units) for the three and nine months ended September 30, 2026 and 2025 (excluding shares subject to forfeiture).

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

The following tables set forth a reconciliation of our results of operations for the three and nine months ended September 30, 2026 and 2025.

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the three months ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended September 30,
($ in thousands)	2026	2025
Revenue	$153,398	$77,725
Operating expenses
Costs of services	$53,914	$19,935
Selling, general and administrative	62,700	35,159
Depreciation and amortization	36,681	25,640
Impairment loss	—	—
Total operating expenses	$153,295	$80,734
Income (loss) from operations	$103	$(3,009)
Other income (expense)
Interest income	264	911
Interest expense	(15,548)	(3,085)
Gain (loss) on extinguishment of debt	(205)	1,374
Change in fair value of tax receivable liability	1,995	(4,607)
Other income (loss), net	168	(9)
Total other income (expense)	(13,326)	(5,416)
Loss before income tax benefit	(13,223)	(8,425)
Income tax benefit	2,820	1,808
Net loss	$(10,403)	$(6,617)

Add:
Interest income	(264)	(911)
Interest expense	15,548	3,085
Depreciation and amortization (a)	36,681	25,640
Income tax benefit	(2,820)	(1,808)
EBITDA	$38,742	$19,389

(Gain) loss on extinguishment of debt (b)	205	(1,374)
Non-cash change in fair value of assets and liabilities (c)	(1,995)	4,607
Share-based compensation expense (d)	5,686	5,508
Transaction expenses (e)	2,858	238
Restructuring and other strategic initiative costs (f)	3,547	1,492
Other non-recurring charges (g)	1,838	1,342
Adjusted EBITDA	$50,881	$31,202

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted EBITDA

For the nine months ended September 30, 2026 and 2025

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Revenue	$334,897	$230,676
Operating expenses
Costs of services	$103,300	$57,003
Selling, general and administrative	144,901	105,010
Depreciation and amortization	89,857	76,415
Impairment loss	—	103,781
Total operating expenses	$338,058	$342,209
Income (loss) from operations	$(3,161)	$(111,533)
Other income (expense)
Interest income	968	3,464
Interest expense	(27,375)	(9,279)
Gain (loss) on extinguishment of debt	(1,179)	1,374
Change in fair value of tax receivable liability	(5,115)	(10,138)
Other income (loss), net	444	(262)
Total other income (expense)	(32,257)	(14,841)
Loss before income tax benefit	(35,418)	(126,374)
Income tax benefit	3,452	3,557
Net loss	$(31,966)	$(122,817)

Add:
Interest income	(968)	(3,464)
Interest expense	27,375	9,279
Depreciation and amortization (a)	89,857	76,415
Income tax benefit	(3,452)	(3,557)
EBITDA	$80,846	$(44,144)

Non-cash impairment loss (h)	—	103,781
(Gain) loss on extinguishment of debt (b)	1,179	(1,374)
Non-cash change in fair value of assets and liabilities (c)	5,115	10,138
Share-based compensation expense (d)	15,441	14,602
Transaction expenses (e)	5,896	1,414
Restructuring and other strategic initiative costs (f)	7,527	7,727
Other non-recurring charges (g)	5,539	4,044
Adjusted EBITDA	$121,543	$96,188

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the three months ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended September 30,
($ in thousands)	2026	2025
Revenue	$153,398	$77,725
Operating expenses
Costs of services	$53,914	$19,935
Selling, general and administrative	62,700	35,159
Depreciation and amortization	36,681	25,640
Impairment loss	—	—
Total operating expenses	$153,295	$80,734
Income (loss) from operations	$103	$(3,009)
Other income (expense)
Interest income	264	911
Interest expense	(15,548)	(3,085)
Gain (loss) on extinguishment of debt	(205)	1,374
Change in fair value of tax receivable liability	1,995	(4,607)
Other income (loss), net	168	(9)
Total other income (expense)	(13,326)	(5,416)
Loss before income tax benefit	(13,223)	(8,425)
Income tax benefit	2,820	1,808
Net loss	$(10,403)	$(6,617)

Add:
Amortization of acquisition-related intangibles (i)	29,202	19,723
(Gain) loss on extinguishment of debt (b)	205	(1,374)
Non-cash change in fair value of assets and liabilities (c)	(1,995)	4,607
Share-based compensation expense (d)	5,686	5,508
Transaction expenses (e)	2,858	238
Restructuring and other strategic initiative costs (f)	3,547	1,492
Other non-recurring charges (g)	1,838	1,342
Non-cash interest expense (j)	1,614	779
Pro forma taxes at effective rate (k)	(10,120)	(7,450)
Adjusted Net Income	$22,432	$18,248

Shares of Class A common stock outstanding (on an as-converted basis) (l)	88,788,125	87,868,105
Adjusted Net Income per share	$0.25	$0.21

REPAY HOLDINGS CORPORATION

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income

For the nine months ended September 30, 2026 and 2025

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Revenue	$334,897	$230,676
Operating expenses
Costs of services	$103,300	$57,003
Selling, general and administrative	144,901	105,010
Depreciation and amortization	89,857	76,415
Impairment loss	—	103,781
Total operating expenses	$338,058	$342,209
Income (loss) from operations	$(3,161)	$(111,533)
Other income (expense)
Interest income	968	3,464
Interest expense	(27,375)	(9,279)
Gain (loss) on extinguishment of debt	(1,179)	1,374
Change in fair value of tax receivable liability	(5,115)	(10,138)
Other income (loss), net	444	(262)
Total other income (expense)	(32,257)	(14,841)
Loss before income tax benefit	(35,418)	(126,374)
Income tax benefit	3,452	3,557
Net loss	$(31,966)	$(122,817)

Add:
Amortization of acquisition-related intangibles (i)	70,965	58,558
Non-cash impairment loss (h)	—	103,781
(Gain) loss on extinguishment of debt (b)	1,179	(1,374)
Non-cash change in fair value of assets and liabilities (c)	5,115	10,138
Share-based compensation expense (d)	15,441	14,602
Transaction expenses (e)	5,896	1,414
Restructuring and other strategic initiative costs (f)	7,527	7,727
Other non-recurring charges (g)	5,539	4,044
Non-cash interest expense (j)	3,051	2,398
Pro forma taxes at effective rate (k)	(22,620)	(20,861)
Adjusted Net Income	$60,127	$57,610

Shares of Class A common stock outstanding (on an as-converted basis) (l)	88,391,310	92,030,806
Adjusted Net Income per share	$0.68	$0.63

(a)
See footnote (i) for details on amortization and depreciation expenses.
(b)
For the nine months ended September 30, 2026, reflects a loss on the extinguishment of the revolving credit facility, net of a write-off of debt issuance costs relating to the principal. For the three and nine months ended September 30, 2025, reflects a gain on the repurchase of 2026 Notes principal, net of a write-off of debt issuance costs relating to the repurchased principal.
(c)
Reflects the changes in management’s estimates of the fair value of the liability relating to TRA.
(d)
Represents compensation expense associated with equity compensation plans.
(e)
Primarily consists of (i) during the three and nine months ended September 30, 2026, professional service fees and other costs incurred in connection with the KUBRA Acquisition and (ii) during the three and nine months ended September 30, 2025, professional service fees and other costs incurred in connection with prior transactions.
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
(i)
For the three and nine months ended September 30, 2026, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol, Payix and KUBRA. For the three and nine months ended September 30, 2025, reflects amortization of client relationships, non-compete agreement, software, and channel relationship intangibles acquired through the Business Combination, and client relationships, non-compete agreement, and software intangibles acquired through our acquisitions of TriSource, APS, Ventanex, cPayPlus, CPS, BillingTree, Kontrol and Payix. This adjustment excludes the amortization of other intangible assets which were acquired in the regular course of business, such as capitalized internally developed software and purchased software. See additional information below for an analysis of our amortization expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Acquisition-related intangibles	$29,202	$19,723	$70,965	$58,558
Software	6,787	5,652	17,625	16,949
Amortization	$35,989	$25,375	$88,590	$75,507
Depreciation	692	265	1,267	908
Total Depreciation and amortization (1)	$36,681	$25,640	$89,857	$76,415
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
(l)
Represents the weighted average number of shares of Class A common stock outstanding (on an as-converted basis assuming conversion of outstanding Post-Merger Repay Units) for the three and nine months ended September 30, 2026 and 2025. These numbers do not include any shares issuable upon conversion of our convertible senior notes. See the reconciliation of basic weighted average shares outstanding to the non-GAAP Class A common stock outstanding on an as-converted basis for each respective period below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average shares of Class A common stock outstanding - basic	83,502,242	82,579,954	83,105,427	86,720,963
Add: Non-controlling interests
Weighted average Post-Merger Repay Units exchangeable for Class A common stock	5,285,883	5,288,151	5,285,883	5,309,843
Shares of Class A common stock outstanding (on an as-converted basis)	88,788,125	87,868,105	88,391,310	92,030,806

Adjusted EBITDA for the three months ended September 30, 2026 and 2025 was $50.9 million and $31.2 million, respectively, representing a 63.1% year-over-year increase. Adjusted EBITDA for the nine months ended September 30, 2026 and 2025 was $121.5 million and $96.2 million, respectively, representing a 26.4% year-over-year increase.

Adjusted Net Income for the three months ended September 30, 2026 and 2025 was $22.4 million and $18.2 million, respectively, representing a 22.9% year-over-year increase. Adjusted Net Income for the nine months ended September 30, 2026 and 2025 was $60.1 million and $57.6 million, respectively, representing a 4.4% year-over-year increase.

Net loss attributable to the Company for the three months ended September 30, 2026 and 2025 was $9.3 million and $6.4 million, respectively, representing a 45.2% year-over-year increase. Net loss attributable to the Company for the nine months ended September 30, 2026 and 2025 was $30.3 million and $116.6 million, respectively, representing a 74.0% year-over-year improvement in our profitability.

The increase in Adjusted EBITDA and Adjusted Net income for the three and nine months ended September 30, 2026, as well as the improvement in net loss attributable to the Company for the nine months ended September 30, 2026 were primarily due to the KUBRA Acquisition, the growth of existing clients and cost savings initiatives. In addition, the net loss attributable to the Company for the nine months ended September 30, 2025 were impacted by the goodwill impairment loss. The increase in net loss attributable to the Company for the three months ended September 30, 2026 was primarily due to the change in fair value of tax receivable liability, increased interest expense, and lower interest income.

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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of September 30, 2026, we had $63.8 million of cash and cash equivalents and available borrowing capacity of $100.0 million under the Credit Agreement. This balance does not include restricted cash, which reflects cash accounts holding reserves for potential losses and client settlement funds of $40.8 million as of September 30, 2026.

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

On May 16, 2022, our board of directors approved a share repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock (the “Share Repurchase Program”). On May 8, 2025, our board of directors approved the increase of its authorized Share Repurchase Program to up to $75 million. The Share

Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time at our discretion. As of September 30, 2026, we have $23.0 million remaining capacity under the Share Repurchase Program.

The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Net cash provided by operating activities	$66,941	$67,795
Net cash used in investing activities	(425,943)	(32,445)
Net cash provided by (used in) financing activities	307,948	(130,151)

Cash Flow from Operating Activities

Net cash provided by operating activities was $66.9 million for the nine months ended September 30, 2026, a decrease of $0.9 million or 1.3%, compared to $67.8 million for the nine months ended September 30, 2025. The decrease was primarily driven by changes in working capital, including a $12.3 million decrease in the change in accounts receivable due to political media receivables and KUBRA receivables and a $2.9 million decrease in contract liabilities associated with the recognition of deferred revenue, largely offset by a $13.4 million increase in the change in accounts payable largely attributable to payments due to political media partners and payables associated with the KUBRA Acquisition.

Cash Flow from Investing Activities

Net cash used in investing activities was $425.9 million for the nine months ended September 30, 2026, primarily due to the KUBRA Acquisition.

Net cash used in investing activities was $32.4 million for the nine months ended September 30, 2025, due to the capitalization of software development activities.

Cash Flow from Financing Activities

Net cash provided by financing activities was $307.9 million for the nine months ended September 30, 2026, due to the $500.0 million borrowings under the Term Loan Facility and $110.0 million borrowings of the revolving credit facility under the Second Amended Credit Agreement, partially offset by the $257.8 million repayments of the revolving credit facility under the Second Amended Credit Agreement and the 2026 Notes, a payment under the TRA and the payments for tax withholding related to shares vesting under the Incentive Plan and ESPP.

Net cash used in financing activities was $130.2 million for the nine months ended September 30, 2025, due to shares repurchased under the Share Repurchase Program, a payment under the TRA and the payments for tax withholding related to shares vesting under the Incentive Plan and ESPP.

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

As of September 30, 2026, we had $500.0 million outstanding under the Term Loan Facility. We paid $0.0 million and $0.1 million in fees related to unused commitments for the Revolving Credit Facility for the three and nine months ended September 30, 2026, respectively.

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

We paid $0.1 million in fees related to unused commitments under the Second Amended Credit Agreement for the nine months ended September 30, 2026, respectively. We paid $0.2 million and $0.3 million in fees related to unused commitments under the Second Amended Credit Agreement for the three and nine months ended September 30, 2025, respectively.

Convertible Senior Notes

On January 19, 2021, we issued $440.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). $40.0 million in aggregate principal amount of such 2026 Notes were sold in the 2026 Notes offering in connection with the full exercise of the initial purchasers’ option to purchase such additional 2026 Notes pursuant to the purchase agreement. Upon conversion, we had the option to choose to pay or deliver cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. The 2026 Notes matured on February 1, 2026. On July 8, 2024, we used approximately $200.0 million of proceeds from the offering of 2029 Notes and approximately $5.2 million of cash on hand to repurchase $220.0 million in aggregate principal amount of the 2026 Notes. On August 22, 2025, we repurchased $73.5 million in aggregate principal amount of the 2026 Notes. On or about February 2, 2026, we repaid $146.5 million of the remaining aggregate principal amount of the 2026 Notes using $110.0 million borrowing under the revolving credit facility and approximately $36.5 million of cash on hand. The 2026 Notes were satisfied and discharged in full at such time.

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

As of September 30, 2026, we had borrowings outstanding of $748.0 million, net of deferred issuance costs, under the Term Loan Facility and the 2029 Notes. We were in compliance with the related restrictive covenants. Additionally, we currently expect that we will remain in compliance with the restrictive covenants under the 2029 Notes and the Credit Agreement, prospectively.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

There have been no significant changes to our critical accounting policies and critical accounting estimates for the nine months ended September 30, 2026. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, for a complete discussion of critical accounting policies and critical accounting estimates.

For information related to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies, to our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our Term Loan Facility and Revolving Credit Facility under the Credit Agreement have floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for its floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and SOFR. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of debt. As of September 30, 2026, we had Term Loan Facility and convertible senior notes indebtedness of $748.0 million, net of deferred issuance costs outstanding. As of December 31, 2025, we had convertible senior notes of $426.5 million, net of deferred issuance costs, outstanding. The Term Loan Facility borrowings under the Credit Agreement accrue interest at either a base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 4.5%, or at an adjusted SOFR rate plus a margin of 5.5%, in each case as set forth in the Credit Agreement. The Revolving Credit Facility borrowings under the Credit Agreement accrue interest at either a base rate, described above under “Liquidity and Capital Resources — Indebtedness,” plus a margin of 2.75% to 3.75%, or at an adjusted SOFR rate plus a margin of 3.75% to 4.25% under the Credit Agreement, in each case depending on the total net leverage ratio, as defined in the Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

We are in the process of integrating KUBRA’s operations, systems and processes into our overall internal control over financial reporting framework. Other than the foregoing, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of Class A common stock made by us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) for the three months ended September 30, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (2)
July 1 - 31, 2026	1,487	$4.08	—	$—
August 1 - 31, 2026	2,117	3.90	—	—
September 1 - 30, 2026	12,388	3.65	—	—
Total	15,992	$3.77	—	$22,967,359
(1)
Represents shares that we withheld pursuant to the Incentive Plan (or inducement awards issued outside the Incentive Plan) in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock under the Incentive Plan (or such inducement awards) which, in each case, we withheld at fair market value on the applicable vesting date.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are filed or furnished as part of this report.

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

10.1	Cooperation Agreement, dated July 13, 2026, by and between the Company and PCP Managers II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 14, 2026).

31.1*	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer of Repay Holdings Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company’s Form 10‑Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes In Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAY HOLDINGS CORPORATION
(Registrant)

Date: November 9, 2026	By:	/s/ John Morris
John Morris
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Robert S. Houser
Robert S. Houser
Chief Financial Officer
(Principal Financial Officer)